Form 10-Q
period 2019-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2019-10-25
CIK 1307954, 1089748

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

On October 18, 2019, 225,462,807 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$418	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $20 and $21, respectively), ($325 and $341 pledged as collateral, respectively)(a)	1,078	1,165
Accounts receivable from affiliates	12	18
Inventories(a)	961	1,000
Prepaid expenses	53	58
Other current assets(a)	99	145
Current assets held for sale	1,108	232
Total current assets	3,729	2,958
Property, plant and equipment, net(a)	2,324	2,353
Investment in unconsolidated affiliates	454	526
Intangible assets, net(a)	202	213
Goodwill	274	275
Deferred income taxes	309	324
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	356	—
Other noncurrent assets(a)	433	393
Noncurrent assets held for sale	—	877
Total assets	$8,115	$7,953

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$715	$761
Accounts payable to affiliates	29	32
Accrued liabilities(a)	406	497
Current portion of debt(a)	132	96
Current operating lease liabilities(a)	37	—
Current liabilities held for sale	586	225
Total current liabilities	1,905	1,611
Long-term debt(a)	2,204	2,224
Deferred income taxes	198	137
Noncurrent operating lease liabilities(a)	349	—
Other noncurrent liabilities(a)	821	949
Noncurrent liabilities held for sale	—	283
Total liabilities	5,477	5,204
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 257,299,669 and 256,006,849 shares issued and 224,690,660 and 232,994,172 shares outstanding, respectively	3	3
Additional paid-in capital	4,009	3,984
Treasury stock, 32,609,012 and 23,012,680 shares, respectively	(623)	(427)
Unearned stock-based compensation	(21)	(16)
Retained earnings	424	292
Accumulated other comprehensive loss	(1,310)	(1,316)
Total Huntsman Corporation stockholders’ equity	2,482	2,520
Noncontrolling interests in subsidiaries	156	229
Total equity	2,638	2,749
Total liabilities and equity	$8,115	$7,953
(a)	At September 30, 2019 and December 31, 2018, respectively, $4 and $7 of cash and cash equivalents, $11 and $30 of accounts and notes receivable (net), $36 and $49 of inventories, nil and $5 of other current assets, $199 and $265 of property, plant and equipment (net), nil and $10 of intangible assets (net), $20 and $52 of other noncurrent assets, $85 and $123 of accounts payable, $15 and $30 of accrued liabilities, $30 and $25 of current portion of debt, $5 and nil of current operating lease liabilities, $42 and $61 of long-term debt, $13 and nil of noncurrent operating lease liabilities and $88 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Trade sales, services and fees, net	$1,653	$1,928	$5,044	$5,668
Related party sales	34	40	96	115
Total revenues	1,687	1,968	5,140	5,783
Cost of goods sold	1,347	1,501	4,068	4,371
Gross profit	340	467	1,072	1,412
Operating expenses:
Selling, general and administrative	193	203	585	578
Research and development	35	35	109	108
Restructuring, impairment and plant closing (credits) costs	(43)	5	(42)	8
Merger costs	—	1	—	2
Other operating expense, net	3	—	1	25
Total operating expenses	188	244	653	721
Operating income	152	223	419	691
Interest expense	(27)	(30)	(86)	(86)
Equity in income of investment in unconsolidated affiliates	19	14	41	45
Fair value adjustments to Venator investment	(148)	—	(90)	—
Loss on early extinguishment of debt	—	—	(23)	(3)
Other income, net	7	6	16	22
Income from continuing operations before income taxes	3	213	277	669
Income tax expense	(30)	(16)	(113)	(41)
(Loss) income from continuing operations	(27)	197	164	628
Income (loss) from discontinued operations, net of tax	68	(205)	126	337
Net income (loss)	41	(8)	290	965
Net income attributable to noncontrolling interests	(11)	(3)	(31)	(288)
Net income (loss) attributable to Huntsman Corporation	$30	$(11)	$259	$677

Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.17)	$0.72	$0.58	$2.35
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.30	(0.77)	0.54	0.48
Net income (loss) attributable to Huntsman Corporation common stockholders	$0.13	$(0.05)	$1.12	$2.83
Weighted average shares	227.4	237.9	230.3	239.1

Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.17)	$0.72	$0.58	$2.31
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.30	(0.77)	0.54	0.48
Net income (loss) attributable to Huntsman Corporation common stockholders	$0.13	$(0.05)	$1.12	$2.79
Weighted average shares	227.4	240.8	232.0	243.0

Amounts attributable to Huntsman Corporation common stockholders:
(Loss) income from continuing operations	$(38)	$173	$133	$562
Income (loss) from discontinued operations, net of tax	68	(184)	126	115
Net income (loss)	$30	$(11)	$259	$677

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$41	$(8)	$290	$965
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(40)	(41)	(20)	(156)
Pension and other postretirement benefits adjustments	11	16	36	61
Other, net	(1)	—	(1)	(8)
Other comprehensive (loss) income, net of tax	(30)	(25)	15	(103)
Comprehensive income (loss)	11	(33)	305	862
Comprehensive income attributable to noncontrolling interests	(5)	(2)	(25)	(256)
Comprehensive income (loss) attributable to Huntsman Corporation	$6	$(35)	$280	$606

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2019	232,994,172	$3	$3,984	$(427)	$(16)	$292	$(1,316)	$229	$2,749
Net income	—	—	—	—	—	119	—	12	131
Other comprehensive income	—	—	—	—	—	—	52	2	54
Issuance of nonvested stock awards	—	—	16	—	(16)	—	—	—	—
Vesting of stock awards	1,619,502	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(483,053)	—	—	—	—	(12)	—	—	(12)
Stock options exercised	78,054	—	1	—	—	—	—	—	1
Treasury stock repurchased	(1,525,767)	—	—	(34)	—	—	—	—	(34)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, March 31, 2019	232,682,908	3	4,010	(461)	(28)	360	(1,264)	243	2,863
Net income	—	—	—	—	—	110	—	8	118
Other comprehensive loss	—	—	—	—	—	—	(7)	(2)	(9)
Vesting of stock awards	6,701	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(1,732)	—	—	—	—	—	—	—	—
Stock options exercised	27,180	—	1	—	—	—	—	—	1
Treasury stock repurchased	(4,014,487)	—	—	(81)	—	—	—	—	(81)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(38)	—	—	(38)
Balance, June 30, 2019	228,700,570	$3	$4,013	$(542)	$(24)	$432	$(1,271)	$209	$2,820
Net income	—	—	—	—	—	30	—	11	41
Other comprehensive (loss) income	—	—	—	—	—	—	(39)	9	(30)
Acquisition of noncontrolling interests, net of tax	—	—	(6)	—	—	—	—	(73)	(79)
Vesting of stock awards	11,488	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	3	—	—	—	5
Repurchase and cancellation of stock awards	(2,273)	—	—	—	—	—	—	—	—
Stock options exercised	36,953	—	—	—	—	—	—	—	—
Treasury stock repurchased	(4,056,078)	—	—	(81)	—	—	—	—	(81)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(38)	—	—	(38)
Balance, September 30, 2019	224,690,660	$3	$4,009	$(623)	$(21)	$424	$(1,310)	$156	$2,638

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2018	240,213,606	$3	$3,889	$(150)	$(15)	$161	$(1,268)	$751	$3,371
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—	—
Net income	—	—	—	—	—	274	—	76	350
Other comprehensive income	—	—	—	—	—	—	80	23	103
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	985,493	—	11	—	—	—	—	—	11
Recognition of stock-based compensation	—	—	2	—	3	—	—	—	5
Repurchase and cancellation of stock awards	(253,345)	—	—	—	—	(11)	—	—	(11)
Stock options exercised	571,417	—	7	—	—	(2)	—	—	5
Treasury stock repurchased	(1,685,300)	—	—	(51)	—	—	—	—	(51)
Disposition of a portion of Venator	—	—	18	—	—	—	—	—	18
Costs of the secondary offering of Venator	—	—	(2)	—	—	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	—	—	—	27	27
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(18)	(18)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, March 31, 2018	239,831,871	3	3,939	(201)	(26)	393	(1,198)	859	3,769
Net income	—	—	—	—	—	414	—	209	623
Other comprehensive loss	—	—	—	—	—	—	(132)	(49)	(181)
Vesting of stock awards	124,320	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(1,533)	—	—	—	—	(18)	—	—	(18)
Stock options exercised	1,517,717	—	36	—	—	(26)	—	—	10
Treasury stock repurchased	(2,947,102)	—	—	(87)	—	—	—	—	(87)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, June 30, 2018	238,525,273	3	3,977	(288)	(22)	724	(1,330)	1,006	4,070
Net (loss) income	—	—	—	—	—	(11)	—	3	(8)
Other comprehensive loss	—	—	—	—	—	—	(24)	(1)	(25)
Vesting of stock awards	17,398	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	3	—	—	—	5
Repurchase and cancellation of stock awards	(4,617)	—	—	—	—	(1)	—	—	(1)
Stock options exercised	171,356	—	3	—	—	(1)	—	—	2
Treasury stock repurchased	(1,263,263)	—	—	(37)	—	—	—	—	(37)
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, September 30, 2018	237,446,147	$3	$3,982	$(325)	$(19)	$671	$(1,354)	$1,006	$3,964

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2019	2018
Operating Activities:
Net income	$290	$965
Less: Income from discontinued operations, net of tax	(126)	(337)
Income from continuing operations	164	628
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(41)	(45)
Unrealized losses on fair value adjustments to Venator investment	91	—
Cash received from return on investment in unconsolidated subsidiary	17	—
Depreciation and amortization	201	187
Noncash lease expense	41	—
(Gain) loss on disposal of businesses/assets, net	(49)	2
Loss on early extinguishment of debt	23	3
Noncash interest expense	2	1
Noncash restructuring and impairment charges	3	2
Deferred income taxes	64	(135)
Noncash loss on foreign currency transactions	3	3
Stock-based compensation	22	22
Other, net	7	5
Changes in operating assets and liabilities:
Accounts and notes receivable	69	(135)
Inventories	19	(158)
Prepaid expenses	4	1
Other current assets	26	11
Other noncurrent assets	(73)	(34)
Accounts payable	(16)	53
Accrued liabilities	(57)	(6)
Other noncurrent liabilities	(86)	41
Net cash provided by operating activities from continuing operations	434	446
Net cash provided by operating activities from discontinued operations	222	488
Net cash provided by operating activities	656	934

Investing Activities:
Capital expenditures	(181)	(148)
Acquisition of a business, net of cash acquired	—	(366)
Proceeds from sale of assets	49	—
Cash received from forward swap contract related to the sale of investment in Venator	16	—
Other	5	—
Net cash used in investing activities from continuing operations	(111)	(514)
Net cash used in investing activities from discontinued operations	(31)	(297)
Net cash used in investing activities	(142)	(811)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months
	ended
	September 30,
	2019	2018
Financing Activities:
Net (repayments) borrowings on revolving loan facilities	$(104)	$265
Repayments of long-term debt	(662)	(59)
Proceeds from issuance of long-term debt	742	—
Repayments of short-term debt	—	(6)
Borrowings on short-term debt	101	6
Repayments of notes payable	(21)	(24)
Borrowings on note payable	2	—
Debt issuance costs paid	(7)	(4)
Costs of early extinguishment of debt	(21)	—
Dividends paid to common stockholders	(115)	(118)
Dividends paid to noncontrolling interests	(40)	(33)
Cash paid for noncontrolling interest	(100)	—
Repurchase of common stock	(196)	(175)
Repurchase and cancellation of stock awards	(12)	(30)
Proceeds from issuance of common stock	2	17
Proceeds from the secondary offering of Venator	—	44
Cash paid for expenses of the secondary offering of Venator	—	(2)
Other	—	2
Net cash used in financing activities	(431)	(117)
Effect of exchange rate changes on cash	(5)	(28)
Increase in cash, cash equivalents and restricted cash	78	(22)
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	340	481
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	238
Cash, cash equivalents and restricted cash at end of period	$418	$697

Supplemental cash flow information:
Cash paid for interest	$65	$114
Cash paid for income taxes	102	145

As of September 30, 2019 and 2018, the amount of capital expenditures in accounts payable was $48 million and $26 million, respectively. In addition, as of September 30, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator after the initial public offering date was $41 million and $28 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$417	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $20 and $21, respectively), ($325 and $341 pledged as collateral, respectively)(a)	1,078	1,165
Accounts receivable from affiliates	408	399
Inventories(a)	961	1,000
Prepaid expenses	51	57
Other current assets(a)	102	147
Current assets held for sale	1,108	232
Total current assets	4,125	3,340
Property, plant and equipment, net(a)	2,324	2,353
Investment in unconsolidated affiliates	454	526
Intangible assets, net(a)	202	213
Goodwill	274	275
Deferred income taxes	309	324
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	356	—
Other noncurrent assets(a)	433	393
Noncurrent assets held for sale	—	877
Total assets	$8,511	$8,335

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$714	$761
Accounts payable to affiliates	112	104
Accrued liabilities(a)	403	494
Notes payable to affiliates	100	100
Current portion of debt(a)	132	96
Current operating lease liabilities(a)	37	—
Current liabilities held for sale	586	225
Total current liabilities	2,084	1,780
Long-term debt(a)	2,204	2,224
Notes payable to affiliates	291	488
Deferred income taxes	195	135
Noncurrent operating lease liabilities(a)	349	—
Other noncurrent liabilities(a)	813	937
Noncurrent liabilities held for sale	—	283
Total liabilities	5,936	5,847
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,673	3,658
Retained earnings (accumulated deficit)	47	(91)
Accumulated other comprehensive loss	(1,301)	(1,308)
Total Huntsman International LLC members’ equity	2,419	2,259
Noncontrolling interests in subsidiaries	156	229
Total equity	2,575	2,488
Total liabilities and equity	$8,511	$8,335
(a)	At September 30, 2019 and December 31, 2018, respectively, $4 and $7 of cash and cash equivalents, $11 and $30 of accounts and notes receivable (net), $36 and $49 of inventories, nil and $5 of other current assets, $199 and $265 of property, plant and equipment (net), nil and $10 of intangible assets (net), $20 and $52 of other noncurrent assets, $85 and $123 of accounts payable, $15 and $30 of accrued liabilities, $30 and $25 of current portion of debt, $5 and nil of current operating lease liabilities, $42 and $61 of long-term debt, $13 and nil of noncurrent operating lease liabilities and $88 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Trade sales, services and fees, net	$1,653	$1,928	$5,044	$5,668
Related party sales	34	40	96	115
Total revenues	1,687	1,968	5,140	5,783
Cost of goods sold	1,347	1,500	4,068	4,368
Gross profit	340	468	1,072	1,415
Operating expenses:
Selling, general and administrative	192	202	581	575
Research and development	35	35	109	108
Restructuring, impairment and plant closing (credits) costs	(43)	5	(42)	8
Merger costs	—	1	—	2
Other operating expense, net	3	2	1	27
Total operating expenses	187	245	649	720
Operating income	153	223	423	695
Interest expense	(31)	(36)	(99)	(102)
Equity in income of investment in unconsolidated affiliates	19	14	41	45
Fair value adjustments to Venator investment	(148)	—	(90)	—
Loss on early extinguishment of debt	—	—	(23)	(3)
Other income, net	6	8	13	22
(Loss) income from continuing operations before income taxes	(1)	209	265	657
Income tax expense	(29)	(15)	(110)	(38)
(Loss) income from continuing operations	(30)	194	155	619
Income (loss) from discontinued operations, net of tax	68	(205)	126	337
Net income (loss)	38	(11)	281	956
Net income attributable to noncontrolling interests	(11)	(3)	(31)	(288)
Net income (loss) attributable to Huntsman International LLC	$27	$(14)	$250	$668

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$38	$(11)	$281	$956
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustment	(41)	(42)	(21)	(157)
Pension and other postretirement benefits adjustments	12	17	38	62
Other, net	(1)	—	(1)	(5)
Other comprehensive (loss) income, net of tax	(30)	(25)	16	(100)
Comprehensive income (loss)	8	(36)	297	856
Comprehensive income attributable to noncontrolling interests	(5)	(2)	(25)	(256)
Comprehensive income (loss) attributable to Huntsman International LLC	$3	$(38)	$272	$600

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'		Retained earnings	Accumulated other	Noncontrolling
	equity		(accumulated	comprehensive	interests in	Total
	Units	Amount	deficit)	loss	subsidiaries	equity
Balance, January 1, 2019	2,728	$3,658	$(91)	$(1,308)	$229	$2,488
Net income	—	—	116	—	12	128
Other comprehensive income	—	—	—	52	2	54
Dividends paid to parent	—	—	(37)	—	—	(37)
Contribution from parent	—	7	—	—	—	7
Balance, March 31, 2019	2,728	3,665	(12)	(1,256)	243	2,640
Net income	—	—	107	—	8	115
Other comprehensive loss	—	—	—	(6)	(2)	(8)
Dividends paid to parent	—	—	(38)	—	—	(38)
Contribution from parent	—	7	—	—	—	7
Dividends declared to noncontrolling interests	—	—	—	—	(40)	(40)
Balance, June 30, 2019	2,728	3,672	57	(1,262)	209	2,676
Net income	—	—	27	—	11	38
Other comprehensive (loss) income	—	—	—	(39)	9	(30)
Acquisition of noncontrolling interests, net of tax	—	(6)	—	—	(73)	(79)
Dividends paid to parent	—	—	(37)	—	—	(37)
Contribution from parent	—	7	—	—	—	7
Balance, September 30, 2019	2,728	$3,673	$47	$(1,301)	$156	$2,575

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'		Retained earnings	Accumulated other	Noncontrolling
	equity		(accumulated	comprehensive	interests in	Total
	Units	Amount	deficit)	loss	subsidiaries	equity
Balance, January 1, 2018	2,728	$3,616	$(270)	$(1,263)	$751	$2,834
Cumulative effect of changes in fair value of equity investments	—	—	10	(10)	—	—
Net income	—	—	271	—	76	347
Other comprehensive income	—	—	—	82	23	105
Dividends paid to parent	—	—	(39)	—	—	(39)
Contribution from parent	—	7	—	—	—	7
Disposition of a portion of Venator	—	18	—	—	—	18
Costs of secondary offering of Venator	—	(2)	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	27	27
Dividends paid to noncontrolling interests	—	—	—	—	(18)	(18)
Balance, March 31, 2018	2,728	3,639	(28)	(1,191)	859	3,279
Net income	—	—	411	—	209	620
Other comprehensive loss	—	—	—	(131)	(49)	(180)
Dividends paid to parent	—	—	(39)	—	—	(39)
Contribution from parent	—	7	—	—	—	7
Dividends paid to noncontrolling interests	—	—	—	—	(13)	(13)
Balance, June 30, 2018	2,728	3,646	344	(1,322)	1,006	3,674
Net (loss) income	—	—	(14)	—	3	(11)
Other comprehensive loss	—	—	—	(24)	(1)	(25)
Dividends paid to parent	—	—	(39)	—	—	(39)
Contribution from parent	—	7	—	—	—	7
Dividends paid to noncontrolling interests	—	—	—	—	(2)	(2)
Balance, September 30, 2018	2,728	$3,653	$291	$(1,346)	$1,006	$3,604

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2019	2018
Operating Activities:
Net income	$281	$956
Less: Income from discontinued operations, net of tax	(126)	(337)
Income from continuing operations	155	619
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(41)	(45)
Unrealized gains on fair value adjustments to Venator investment	91	—
Cash received from return on investment in unconsolidated subsidiary	17	—
Depreciation and amortization	201	184
Noncash lease expense	41	—
(Gain) loss on disposal of businesses/assets, net	(49)	2
Loss on early extinguishment of debt	23	3
Noncash interest expense	15	17
Noncash restructuring and impairment charges	3	2
Deferred income taxes	63	(134)
Noncash loss on foreign currency transactions	3	3
Noncash compensation	21	21
Other, net	6	7
Changes in operating assets and liabilities:
Accounts and notes receivable	69	(136)
Inventories	19	(158)
Prepaid expenses	5	—
Other current assets	24	8
Other noncurrent assets	(73)	(34)
Accounts payable	(28)	36
Accrued liabilities	(57)	(6)
Other noncurrent liabilities	(84)	43
Net cash provided by operating activities from continuing operations	424	432
Net cash provided by operating activities from discontinued operations	222	488
Net cash provided by operating activities	646	920

Investing Activities:
Capital expenditures	(181)	(148)
Proceeds from sale of businesses/assets	49	—
Acquisition of a business, net of cash acquired	—	(366)
Increase in receivable from affiliate	(3)	(19)
Cash received from forward swap contract related to the sale of investment in Venator	16	—
Other, net	6	—
Net cash used in investing activities from continuing operations	(113)	(533)
Net cash used in investing activities from discontinued operations	(31)	(297)
Net cash used in investing activities	(144)	(830)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months
	ended
	September 30,
	2019	2018
Financing Activities:
Net borrowings on revolving loan facilities	$(104)	$265
Repayments of long-term debt	(662)	(59)
Proceeds from issuance of long-term debt	742	—
Repayments of short-term debt	—	(6)
Borrowings on short-term debt	101	6
Repayments of notes payable to affiliate	(197)	(154)
Repayments of notes payable	(21)	(24)
Debt issuance costs paid	(7)	(4)
Costs of early extinguishment of debt	(21)	—
Dividends paid to parent	(112)	(117)
Dividends paid to noncontrolling interests	(40)	(33)
Cash paid for noncontrolling interest	(100)
Proceeds from the secondary offering of Venator	—	44
Cash paid for expenses of the secondary offering of Venator	—	(2)
Other	1	1
Net cash used in financing activities	(420)	(83)
Effect of exchange rate changes on cash	(5)	(28)
Increase in cash, cash equivalents and restricted cash	77	(21)
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	340	479
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	238
Cash, cash equivalents and restricted cash at end of period	$417	$696

Supplemental cash flow information:
Cash paid for interest	$65	$114
Cash paid for income taxes	102	145

As September 30, 2019 and 2018, the amount of capital expenditures in accounts payable was $48 million and $26 million, respectively. During both of the nine months ended September 30, 2019 and 2018, Huntsman Corporation contributed $21 million related to stock-based compensation for continuing operations. In addition, as of September 30, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator after the initial public offering date was $41 million and $28 million, respectively.

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

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. In August 2017, we separated our Titanium Dioxide and Performance Additives business (the “P&A Business”) through an initial public offering (“IPO”) of ordinary shares of Venator Materials PLC (“Venator”), formerly a wholly-owned subsidiary. Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations. On December 3, 2018, we sold an additional 4% of Venator ordinary shares which allowed us to immediately deconsolidate Venator and account for our remaining ownership interest in Venator as an equity method investment using the fair value option. For more information, see “Note 4. Discontinued Operations and Business Disposition—Separation and Deconsolidation of Venator.” On August 7, 2019, we entered into an agreement to sell our chemical intermediates businesses, which includes PO/MTBE, and our surfactants businesses (collectively, our “Chemical Intermediates Businesses”), and, beginning in the third quarter of 2019, we reported the results of our Chemical Intermediates Businesses as discontinued operations. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses.” In a series of transactions beginning in 2006, we sold or shut down substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We also report the results of operations of these businesses as discontinued operations.

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been recasted for all periods presented to conform with the current presentation. These reclassifications were to record the assets and liabilities of our Chemical Intermediates Businesses as held for sale and its results of operations as discontinued operations. See “—Recent Developments” below as well as “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses.”

Recent Developments

Sale of Chemical Intermediates Businesses

On August 7, 2019, we entered into an agreement with Indorama Ventures Holdings L.P. (“Indorama”) to sell our Chemical Intermediates Businesses, for a purchase price of $2.0 billion in cash plus up to approximately $76 million in net underfunded pension and other post-employment benefit liabilities. The purchase price is subject to certain closing and post-closing working capital and net indebtedness adjustments. We expect this transaction to close in early 2020. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses.”

Acquisition of Remaining Interest in Sasol-Huntsman Joint Venture

On September 30, 2019, we acquired from Sasol, our joint venture partner, the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. The joint venture owns a manufacturing facility in Moers, Germany with capacity to produce 230 million pounds of maleic anhydride. We paid Sasol $100 million, which included acquired cash, net of any debt, and is subject to customary post-closing adjustments. The purchase price was funded from a new 364-day term loan facility. See “Note 8. Debt—Direct and Subsidiary Debt—Term Loan Credit Facility.”

Sale of Property in Basel, Switzerland

In September 2011, we initiated a restructuring program in our Textile Effects segment to close its production facilities and business support offices in Basel, Switzerland. In July 2019, we sold the production facilities and business support offices in Basel. Accordingly, during the third quarter of 2019, we received proceeds of $49 million related to this sale and recognized a corresponding gain on disposal of assets of $49 million.

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

3. BUSINESS COMBINATION AND ACQUISITIONS

Acquisition of Demilec

On April 23, 2018, we acquired 100% of the outstanding equity interests of Demilec (USA) Inc. and Demilec Inc. (collectively, “Demilec”) for approximately $353 million, including working capital adjustments, in an all-cash transaction (“Demilec Acquisition”), which was funded from our previous $650 million senior secured revolving credit facility (the “Prior Credit Facility”) and our U.S. accounts receivable securitization program (“U.S. A/R Program”). Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business was integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were approximately $3 million for the nine months ended September 30, 2018. The Demilec Acquisition was aligned with our stated strategy to grow our downstream polyurethanes business and leverage our global platform to expand Demilec’s portfolio of spray polyurethane foam formulations into international markets.

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

As a result of a preliminary valuation of the assets and liabilities, reallocations were made during 2018 in certain property, plant and equipment, intangible asset, goodwill and deferred tax balances. As a result of the finalization of the valuation of the assets and liabilities, additional reallocations were made in 2019 in certain goodwill, other noncurrent liabilities and deferred tax balances. Intangible assets acquired consist primarily of trademarks, trade secrets and customer relationships, all of which are being amortized over 15 years. We have assigned any excess of the acquisition cost of the fair values to goodwill. During the third quarter of 2018, we received $4 million related to the settlement of certain purchase price adjustments. The goodwill recognized is attributable primarily to projected future profitable growth, penetration into downstream markets and synergies.

If this acquisition were to have occurred on January 1, 2018, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International and income per share for Huntsman Corporation would have been reported (dollars in millions):

Pro Forma (Unaudited)
Nine months
ended
September 30, 2018
Revenues	$5,841
Net income	954
Net income attributable to Huntsman Corporation	666

Income per share:
Basic	2.79
Diluted	2.74

Pro Forma (Unaudited)
Nine months
ended
September 30, 2018
Revenues	$5,841
Net income	945
Net income attributable to Huntsman International	657

Acquisition of Remaining Interest in Sasol-Huntsman Joint Venture

On September 30, 2019, we acquired from Sasol, our joint venture partner, the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. We paid Sasol $100 million, which included acquired cash, net of any debt, and is subject to customary post-closing adjustments. The purchase price was funded from a new 364-day term loan facility. See “Note 8. Debt—Direct and Subsidiary Debt—Term Loan Credit Facility.” In connection with this acquisition, we recorded an adjustment to additional paid-in capital, net of tax, of $6 million. Prior to acquiring the 50% noncontrolling interest that we did not own, we accounted for Sasol-Huntsman as a variable interest entity. See “Note 6. Variable Interest Entities.”

The effects of changes in our ownership interest in Sasol-Huntsman on the equity attributable to Huntsman Corporation and Huntsman International are as follows (dollars in millions):

	Nine months
	ended
	September 30,
	2019	2018
Net income attributable to Huntsman Corporation shareholders	$259	$677

Decrease in Huntsman Corporation’s paid-in capital for purchase of 50% interest in Sasol-Huntsman	(6)	—
Net transfers to noncontrolling interest	(6)	—
Change from net income attributable to Huntsman Corporation shareholders and transfers to noncontrolling interest	$253	$677

	Nine months
	ended
	September 30,
	2019	2018
Net income attributable to Huntsman International shareholders	$250	$668

Decrease in Huntsman International’s paid-in capital for purchase of 50% interest in Sasol-Huntsman	(6)	—
Net transfers to noncontrolling interest	(6)	—
Change from net income attributable to Huntsman International shareholders and transfers to noncontrolling interest	$244	$668

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

Sale of Chemical Intermediates Businesses

On August 7, 2019 we entered into an agreement with Indorama to sell our Chemical Intermediates Businesses for a purchase price of $2.0 billion in cash plus up to approximately $76 million in net underfunded pension and other post-employment benefit liabilities. The purchase price is subject to certain closing and post-closing working capital and net indebtedness adjustments. We expect this transaction to close in early 2020. Beginning in the third quarter of 2019, we reported the Chemical Intermediates Businesses as held for sale and reported its results of operations as discontinued operations. Additionally, certain amounts for prior periods have been recasted for all periods presented.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in our condensed consolidated balance sheets (dollars in millions):

	September 30,	December 31,
	2019	2018
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$73	$89
Inventories	107	134
Other current assets	1	9
Total current assets		232
Property, plant and equipment, net	690	711
Operating lease right-of-use assets	76	—
Other noncurrent assets	161	166
Total noncurrent assets		877
Total assets held for sale(1)	$1,108	$1,109
Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$142	$168
Accrued liabilities	47	57
Current operating lease liabilities	21	—
Total current liabilities		225
Deferred income taxes	171	159
Noncurrent operating lease liabilities	57	—
Other noncurrent liabilities	148	124
Total noncurrent liabilities		283
Total liabilities held for sale(1)	$586	$508
(1)	The assets and liabilities held for sale are classified as current as of September 30, 2019 because it is probable that the sale of our Chemical Intermediates Businesses will close within a year.

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income (loss) of discontinued operations as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Major line items constituting pretax income of discontinued operations(1):
Trade sales, services and fees, net(2)	$400	$1,015	$1,183	$3,156
Cost of goods sold(2)	292	857	976	2,185
Other expense items, net that are not major	15	134	37	269
Income from discontinued operations before income taxes	93	24	170	702
Income tax (expense) benefit	(25)	41	(44)	(95)
Valuation allowance	—	(270)	—	(270)
Income (loss) from discontinued operations, net of tax	68	(205)	126	337
Net income attributable to noncontrolling interests	—	(2)	—	(6)
Net income (loss) attributable to discontinued operations	$68	$(207)	$126	$331
(1)	Discontinued operations include our Chemical Intermediates Businesses, our Australian styrenics operations and our North American polymers and base chemicals operations for all periods presented. In addition, the three and nine months ended September 30, 2018 also include the results of Venator. Beginning in the fourth quarter of 2018, Venator was no longer accounted for as discontinued operations.

(2)	Includes eliminations of trade sales, services and fees, net and cost of sales between continuing operations and discontinued operations.

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

During the first quarter of 2019, we recorded a gain of $1 million to record the Forward Swap at fair value. Additionally, for the three and nine months ended September 30, 2019, we recorded a loss of $148 million and $91 million, respectively, to record our investment in Venator at fair value. These gains and losses were recorded in “Fair value adjustments to Venator investment” on our condensed consolidated statements of operations.

5. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2019	2018
Raw materials and supplies	$191	$191
Work in progress	58	51
Finished goods	745	798
Total	994	1,040
LIFO reserves	(33)	(40)
Net inventories	$961	$1,000

For September 30, 2019 and December 31, 2018, approximately 8% and 6%, of inventories were recorded using the LIFO cost method, respectively.

6. VARIABLE INTEREST ENTITIES

We evaluate our investments and transactions to identify variable interest entities for which we are the primary beneficiary. We hold a variable interest in the following joint ventures for which we are the primary beneficiary:

●	Rubicon LLC is our 50%-owned joint venture with Lanxess that manufactures products for our Polyurethanes and Performance Products segments. The structure of the joint venture is such that the total equity investment at risk is not sufficient to permit the joint venture to finance its activities without additional financial support. By virtue of the operating agreement with this joint venture, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.

●	Arabian Amines Company is our 50%-owned joint venture with Zamil group that manufactures products for our Performance Products segment. As required in the operating agreement governing this joint venture, we purchase all of Arabian Amines Company’s production and sell it to our customers. Substantially all of the joint venture’s activities are conducted on our behalf.

●	Sasol-Huntsman was our 50%-owned joint venture with Sasol that owns and operates a maleic anhydride facility in Moers, Germany. Sasol-Huntsman manufactures products for our Performance Products segment. Sasol-Huntsman uses our technology and expertise, and at the time of the last reconsideration event, we took on a disproportionate amount of risk of loss due to a related-party loan to Sasol-Huntsman for which we assumed the default risk. On September 30, 2019, we acquired the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. As such, as of September 30, 2019, this joint venture was no longer accounted for as a variable interest entity. See “Note 3. Business Combination and Acquisitions.”

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at September 30, 2019, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of September 30, 2019 and our consolidated balance sheet as of December 31, 2018 (dollars in millions):

	September 30,	December 31,
	2019(1)	2018
Current assets	$51	$92
Property, plant and equipment, net	199	265
Operating lease right-of-use assets	17	—
Other noncurrent assets	122	136
Deferred income taxes	32	32
Intangible assets	—	10
Goodwill	—	14
Total assets	$421	$549
Current liabilities	$135	$178
Long-term debt	42	61
Deferred income taxes	—	11
Noncurrent operating lease liabilities	13	—
Other noncurrent liabilities	88	97
Total liabilities	$278	$347
(1)As of September 30, 2019, Sasol-Huntsman was no longer accounted for as a variable interest entity.

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and nine months ended September 30, 2019 and 2018 are as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$28	$39	$95	$116
Income from continuing operations before income taxes	3	8	16	27
Net cash provided by operating activities	12	21	72	50

7. LEASES

On January 1, 2019, we adopted the new lease standard using the optional transition method provided under ASU No. 2018-11, which allowed us to initially apply the amendments of the new lease standard at the adoption date. Upon adoption of the new lease standard, we elected the package of three practical expedient permitted under the transition guidance within the new lease standard, which among other things, allowed us to carry forward the historical lease classification on existing leases at adoption. In addition, we elected the practical expedient related to land easements, which allowed us to carry forward our accounting treatment for land easements on existing agreements. We also elected the hindsight practical expedient to determine the lease term for existing leases.

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

We primarily lease manufacturing and research facilities, administrative offices, land, tanks, railcars and equipment. Leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our variable lease cost was nil for the both the three and nine months ended September 30, 2019. Our leases have remaining lives from one month to 38 years. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately one year to 30 years or more. Renewal and termination options that we are reasonably certain to exercise have been included in the calculation of the lease right-of-use assets and lease liabilities. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

The components of operating lease expense, cash flows and supplemental noncash information from continuing operations are as follows (dollars in millions):

	Three months	Nine months
	ended	ended
	September 30, 2019	September 30, 2019
Operating lease expense:
Cost of goods sold	$8	$27
Selling, general and administrative	5	10
Research and development	1	4
Total operating lease expense(1)	$14	$41

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$39

Supplemental noncash information:
Leased assets obtained in exchange for new operating lease liabilities	$1	$387
(1)	Total operating lease expense includes short-term lease expense of approximately nil and $1 million for the three and nine months ended September 30, 2019, respectively.

The weighted-average lease term and discount rate for our operating leases from continuing operations are as follows:

Weighted-average remaining lease term	11 years
Weighted-average discount rate	4.3%

The undiscounted cash flows of operating lease liabilities from continuing operations as of September 30, 2019 are as follows (dollars in millions):

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$12
2020	51
2021	51
2022	45
2023	42
Thereafter	284
Total lease payments	485
Less imputed interest	(99)
Total	$386

Future minimum lease payments under operating leases from continuing operations as of December 31, 2018 are as follows (dollars in millions):

Year ending December 31,
2019	$37
2020	33
2021	36
2022	34
2023	32
Thereafter	224
$396

As of September 30, 2019, we have additional leases, primarily for leases of manufacturing facilities, that have not yet commenced of approximately $42 million. These leases will commence beginning in 2019 through 2021 with lease terms of up to 20 years.

8. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	September 30,	December 31,
	2019	2018
Senior Credit Facilities:
Revolving facility	$—	$50
Amounts outstanding under A/R programs	197	252
Term loan	101	—
Senior notes	1,947	1,892
Variable interest entities	72	86
Other	19	40
Total debt	$2,336	$2,320
Total current portion of debt	$132	$96
Long-term portion of debt	2,204	2,224
Total debt	$2,336	$2,320

Huntsman International

	September 30,	December 31,
	2019	2018
Senior Credit Facilities:
Revolving facility	$—	$50
Amounts outstanding under A/R programs	197	252
Term loan	101	—
Senior notes	1,947	1,892
Variable interest entities	72	86
Other	19	40
Total debt, excluding debt to affiliates	$2,336	$2,320
Total current portion of debt	$132	$96
Long-term portion of debt	2,204	2,224
Total debt, excluding debt to affiliates	$2,336	$2,320
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	291	488
Total debt	$2,727	$2,908

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. As of September 30, 2019 and December 31, 2018, the amount of debt issuance costs directly reducing the debt liability was $12 million and $8 million, respectively. We record the amortization of debt issuance costs as interest expense.

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

In connection with entering into the 2018 Revolving Credit Facility, Huntsman International terminated all commitments and repaid all obligations under the Prior Credit Facility. In addition, we recognized a loss on early extinguishment of debt of $3 million. Upon the termination of the Prior Credit Facility, all guarantees of the obligations under the Prior Credit Facility were terminated, and all liens granted under the Prior Credit Facility were released. As of September 30, 2019, our 2018 Revolving Credit Facility was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
2018 Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$1,200	(1)	USD LIBOR plus 1.50%	2023

(1)	On September 30, 2019, we had an additional $7 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2018 Revolving Credit Facility.

(2)	Interest rates on borrowings under the 2018 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of September 30, 2019 was 1.50% above LIBOR.

Term Loan Credit Facility

On September 24, 2019, Huntsman International entered into a new 364-day term loan facility (the “2019 Term Loan”), pursuant to which Huntsman International borrowed an aggregate principal amount of €92 million (or $101 million equivalent). We used the net proceeds from the 2019 Term Loan to finance our acquisition of the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. Borrowings under the 2019 Term Loan will bear interest at an interest rate of EURIBO Rate plus 0.75%, with a EURIBO Rate floor at zero. Unless earlier terminated or prepaid in accordance with the credit agreement governing the 2019 Term Loan, the 2019 Term Loan will mature on September 22, 2020. The 2019 Term Loan is subject to substantially the same terms and conditions as the 2018 Revolving Credit Facility.

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

On April 18, 2019, we entered into amendments to the EU A/R Program (the “European Amendment”) and the U.S. A/R Program (the “U.S. Amendment”). The European Amendment, among other things, extended the scheduled commitment termination date of the loan facility to April 2022, reduced the facility maximum funding availability from €150 million to €100 million and made certain other amendments. The U.S. Amendment, among other things, extended the scheduled commitment termination date of the loan facility to April 2022 and made certain other amendments. Information regarding our A/R Programs as of September 30, 2019 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2022	$250	$120	(3)	Applicable rate plus 0.90%
EU A/R Program	April 2022	€100	€70		Applicable rate plus 1.30%
		(or approximately $109)	(or approximately $77)
(1)	The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)	The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. Applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(3)	As of September 30, 2019, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of September 30, 2019 and December 31, 2018, $325 million and $341 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

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

Note Payable from Huntsman International to Huntsman Corporation

As of September 30, 2019, we had a loan of $391 million to our subsidiary, Huntsman International (the “Intercompany Note”). The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of September 30, 2019 on Huntsman International’s condensed consolidated balance sheets. As of September 30, 2019, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our 2018 Revolving Credit Facility).

Compliance with Covenants

Our 2018 Revolving Credit Facility and 2019 Term Loan contain financial covenant regarding the leverage ratio of Huntsman International and its subsidiaries. The 2018 Revolving Credit Facility and 2019 Term Loan also contains other customary covenants and events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the 2018 Revolving Credit Facility and the 2019 Term Loan may be accelerated.

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

We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our 2018 Revolving Credit Facility, our 2019 Term Loan, our A/R Programs and our notes.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2019, we had approximately $177 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. On January 9, 2019, we entered into a six-year $17 million notional value interest rate hedge with a fixed rate of 2.66%. This swap is designated as a cash flow hedge and the effective portion of the changes in the fair value of the swap is recorded in other comprehensive income. The fair value of this hedge on September 30, 2019 was approximately $1 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2019, we have designated approximately €480 million (approximately $525 million) of euro-denominated debt as a hedge of our net investment. For the nine months ended September 30, 2019 and 2018, the amount recognized on the hedge of our net investment was a gain of $23 million and a gain of $16 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income.

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” and “Note 10. Fair Value.”

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$25	$25	$23	$23
Forward swap contract related to the sale of investment in Venator	—	—	14	14
Interest rate contracts	(1)	(1)	—	—
Long-term debt (including current portion)	(2,336)	(2,504)	(2,320)	(2,403)

The carrying amounts reported in our condensed consolidated balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. The fair value of our remaining investment in Venator reported in investment in unconsolidated affiliates is obtained through market observable pricing using prevailing market prices. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.” The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2019, and current estimates of fair value may differ significantly from the amounts presented herein.

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

During the nine months ended September 30, 2019, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

We generate substantially all of our revenues through sales in the open market and long-term supply agreements. We recognize revenue when control of the promised goods is transferred to our customers. Control of goods usually passes to the customer at the time shipment is made. Revenue is measured as the amount that reflects the consideration that we expect to be entitled to in exchange for those goods. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. We have elected to account for all shipping and handling activities as fulfillment costs. We have also elected to expense commissions when incurred as the amortization period of the commission asset that we would have otherwise recognized is less than one year.

The following tables disaggregate our revenue from continuing operations by major source for the three months ended September 30, 2019 and 2018 (dollars in millions):

2019	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$362	$132	$74	$15	$(19)	$564
Europe	272	74	93	29	(2)	466
Asia Pacific	287	60	69	104	—	520
Rest of world	72	15	20	31	(1)	137
	$993	$281	$256	$179	$(22)	$1,687

Major Product Groupings
MDI urethanes	$993					$993
Differentiated		$281				281
Specialty			$222			222
Non-specialty			34			34
Textile chemicals and dyes and digital inks				$179		179
Eliminations			—		$(22)	(22)
	$993	$281	$256	$179	$(22)	$1,687

2018	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$386	$153	$71	$17	$36	$663
Europe	317	91	108	31	(4)	543
Asia Pacific	336	69	79	122	(1)	605
Rest of world	87	16	21	34	(1)	157
	$1,126	$329	$279	$204	$30	$1,968

Major Product Groupings
MDI urethanes	$1,126					$1,126
Differentiated		$329				329
Specialty			$233			233
Non-specialty			46			46
Textile chemicals and dyes and digital inks				$204		204
Eliminations					$30	30
	$1,126	$329	$279	$204	$30	$1,968

The following tables disaggregate our revenue from continuing operations by major source for the nine months ended September 30, 2019 and 2018 (dollars in millions):

2019	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,094	$404	$224	$48	$(44)	$1,726
Europe	802	249	322	99	(8)	1,464
Asia Pacific	803	179	201	336	(1)	1,518
Rest of world	232	48	56	100	(4)	432
	$2,931	$880	$803	$583	$(57)	$5,140

Major Product Groupings
MDI urethanes	$2,931					$2,931
Differentiated		$880				880
Specialty			$683			683
Non-specialty			120			120
Textile chemicals and dyes and digital inks				$583		583
Eliminations					$(57)	(57)
	$2,931	$880	$803	$583	$(57)	$5,140

2018	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,065	$447	$215	$51	$63	$1,841
Europe	992	283	342	103	(15)	1,705
Asia Pacific	944	210	226	370	(4)	1,746
Rest of world	267	51	67	107	(1)	491
	$3,268	$991	$850	$631	$43	$5,783

Major Product Groupings
MDI urethanes	$3,268					$3,268
Differentiated		$991				991
Upstream		—				—
Specialty			$711			711
Non-specialty			139			139
Textile chemicals and dyes and digital inks				$631		631
Eliminations					$43	43
	$3,268	$991	$850	$631	$43	$5,783
(1)	Geographic information for revenues is based upon countries into which product is sold.

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

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$14	$13	$—	$—
Interest cost	19	20	1	—
Expected return on assets	(40)	(40)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	(1)
Amortization of actuarial loss	17	17	—	1
Net periodic benefit cost	$9	$8	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$39	$41	$1	$1
Interest cost	59	57	2	2
Expected return on assets	(118)	(122)	—	—
Amortization of prior service benefit	(4)	(5)	(4)	(4)
Amortization of actuarial loss	51	52	1	2
Settlement loss	—	2	—	—
Net periodic benefit cost	$27	$25	$—	$1

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$14	$13	$—	$—
Interest cost	19	20	1	—
Expected return on assets	(40)	(40)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	(1)
Amortization of actuarial loss	17	18	—	1
Net periodic benefit cost	$9	$9	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$39	$41	$1	$1
Interest cost	59	57	2	2
Expected return on assets	(118)	(122)	—	—
Amortization of prior service benefit	(4)	(5)	(4)	(4)
Amortization of actuarial loss	53	54	1	2
Settlement loss	—	2	—	—
Net periodic benefit cost	$29	$27	$—	$1

During both of the nine months ended September 30, 2019 and 2018, we made contributions to our pension and other postretirement benefit plans of $67 million. During the remainder of 2019, we expect to contribute an additional amount of approximately $10 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2019, we repurchased 9,596,332 shares of our common stock for approximately $196 million, excluding commissions, under the repurchase program.

Dividends on Common Stock

During each of the quarters ended September 30, 2019 and June 30, 2019 we paid dividends of $38 million, or $0.1625 per share to common stockholders. During each of the quarters ended September 30, 2018, June 30, 2018 and March 31, 2019 and 2018 we paid dividends of $39 million, or $0.1625 per share, to common stockholders.

14. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2019	$(371)	$(994)	$8	$5	$(1,352)	$36	$(1,316)
Other comprehensive loss before reclassifications, gross	(19)	—	—	(1)	(20)	6	(14)
Tax benefit	(1)	—	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	46	—	—	46	—	46
Tax expense	—	(10)	—	—	(10)	—	(10)
Net current-period other comprehensive (loss) income	(20)	36	—	(1)	15	6	21
Acquisition of noncontrolling interest	—	—	—	—	—	(15)	(15)
Ending balance, September 30, 2019	$(391)	$(958)	$8	$4	$(1,337)	$27	$(1,310)
(a)	Amounts are net of tax of $72 and $71 as of September 30, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $125 and $135 as of September 30, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2018	$(249)	$(1,189)	$3	$24	$(1,411)	$143	$(1,268)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(249)	(1,189)	3	14	(1,421)	143	(1,278)
Other comprehensive (loss) income before reclassifications, gross	(155)	2	1	—	(152)	32	(120)
Tax expense	(1)	—	—	(3)	(4)	—	(4)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	60	—	—	60	—	60
Tax expense	—	(1)	—	(6)	(7)	—	(7)
Net current-period other comprehensive (loss) income	(156)	61	1	(9)	(103)	32	(71)
Disposition of a portion of Venator	—	—	—	—	—	(5)	(5)
Ending balance, September 30, 2018	$(405)	$(1,128)	$4	$5	$(1,524)	$170	$(1,354)
(a)	Amounts are net of tax of $66 and $65 as of September 30, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $171 and $172 as of September 30, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated
	other
	comprehensive loss		Affected line item in
	Three months	Nine months	the statement
Details about Accumulated Other	ended	ended	where net income
Comprehensive Loss Components(a):	September 30, 2019	September 30, 2019	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(8)	(b)
Actuarial loss	17	54	(b)(c)
	15	46	Total before tax
	(4)	(10)	Income tax expense
Total reclassifications for the period	$11	$36	Net of tax

	Amounts reclassified
	from accumulated
	other
	comprehensive loss		Affected line item in
	Three months	Nine months	the statement
Details about Accumulated Other	ended	ended	where net income
Comprehensive Loss Components(a):	September 30, 2018	September 30, 2018	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(9)	(b)
Settlement loss	—	2	(b)
Actuarial loss	21	67	(b)(c)
	19	60	Total before tax
	(3)	(1)	Income tax (expense) benefit
Total reclassifications for the period	$16	$59	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	Amounts contain approximately $1 and $9 of actuarial losses related to discontinued operations for the three months ended September 30, 2019 and 2018, respectively and $4 and $15 of actuarial losses related to discontinued operations for the nine months ended September 30, 2019 and 2018, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2019	$(376)	$(977)	$8	$1	$(1,344)	$36	$(1,308)
Other comprehensive loss before reclassifications, gross	(20)	—	—	(1)	(21)	6	(15)
Tax benefit	(1)	—	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	48	—	—	48	—	48
Tax expense	—	(10)	—	—	(10)	—	(10)
Net current-period other comprehensive (loss) income	(21)	38	—	(1)	16	6	22
Acquisition of noncontrolling interest	—	—	—	—	—	(15)	(15)
Ending balance, September 30, 2019	$(397)	$(939)	$8	$—	$(1,328)	$27	$(1,301)
(a)	Amounts are net of tax of $59 and $57 as of September 30, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $151 and $161 as of September 30, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2018	$(252)	$(1,174)	$3	$17	$(1,406)	$143	$(1,263)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(252)	(1,174)	3	7	(1,416)	143	(1,273)
Other comprehensive (loss) income before reclassifications, gross	(156)	2	1	—	(153)	32	(121)
Tax benefit (expense)	(1)	—	—	(1)	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	61	—	—	61	—	61
Tax expense	—	(1)	—	(5)	(6)	—	(6)
Net current-period other comprehensive (loss) income	(157)	62	1	(6)	(100)	32	(68)
Disposition of a portion of Venator	—	—	—	—	—	(5)	(5)
Ending balance, September 30, 2018	$(409)	$(1,112)	$4	$1	$(1,516)	$170	$(1,346)
(a)	Amounts are net of tax of $52 and $51 as of September 30, 2018 and January 1, 2018, respectively.

(b)	Amounts are net of tax of $198 and $199 as of September 30, 2018 and January 1, 2018, respectively.

(c)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated
	other
	comprehensive loss		Affected line item in
	Three months	Nine months	the statement
Details about Accumulated Other	ended	ended	where net income
Comprehensive Loss Components(a):	September 30, 2019	September 30, 2019	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(8)	(b)
Actuarial loss	17	56	(b)(c)
	15	48	Total before tax
	(3)	(10)	Income tax expense
Total reclassifications for the period	$12	$38	Net of tax

	Amounts reclassified
	from accumulated
	other
	comprehensive loss		Affected line item in
	Three months	Nine months	the statement
Details about Accumulated Other	ended	ended	where net income
Comprehensive Loss Components(a):	September 30, 2018	September 30, 2018	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(9)	(b)
Settlement loss	—	2
Actuarial loss	22	68	(b)(c)
	19	61	Total before tax
	(2)	(1)	Income tax (expense) benefit
Total reclassifications for the period	$17	$60	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	Amounts contain approximately $1 and $9 of actuarial losses related to discontinued operations for the three months ended September 30, 2019 and 2018, respectively and $4 and $15 of actuarial losses related to discontinued operations for the nine months ended September 30, 2019 and 2018, respectively.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

Indemnification Matters

On July 14, 2014, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC (the “Banks”) demanded that we indemnify them for claims brought against them by certain other former Company stockholders in litigation filed June 14, 2014 in the United States District Court for the Eastern District of Wisconsin (the “Wisconsin Litigation”). We denied the Banks’ indemnification demand for the Wisconsin Litigation and have made no accrual with respect to this matter. The stockholders in the Wisconsin Litigation made claims for misrepresentation and conspiracy to defraud in connection with the failed acquisition by and merger with Hexion and, additionally, named Apollo Global Management LLC and Apollo Management Holdings, L.P. as defendants. On June 30, 2016, the plaintiffs voluntarily dismissed the Apollo defendants and on December 5, 2016, the court dismissed Deutsche Bank for lack of personal jurisdiction, but denied Credit Suisse’s motion to dismiss. Following discovery, Credit Suisse filed a motion for summary judgment on August 25, 2017; the court granted that motion on September 24, 2019 and dismissed the case with prejudice.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For both the nine months ended September 30, 2019 and 2018, our capital expenditures for EHS matters totaled $17 million. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $7 million for environmental liabilities as of both September 30, 2019 and December 31, 2018. Of these amounts, $2 million were classified as accrued liabilities in our condensed consolidated balance sheets as of both September 30, 2019 and December 31, 2018, and $5 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets as of both September 30, 2019 and December 31, 2018, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

Under the Resource Conservation and Recovery Act ("RCRA") in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Port Neches, Texas and Geismar, Louisiana, facilities are the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

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

17. STOCK-BASED COMPENSATION PLANS

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. Initially, there were approximately 8.2 million shares available for issuance under the 2016 Stock Incentive Plan. However, the number of shares available for issuance may be adjusted to include any shares surrendered, exchanged, forfeited or settled in cash pursuant to the Prior Plan. As of September 30, 2019, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Huntsman Corporation compensation cost	$7	$7	$22	$22
Huntsman International compensation cost	7	7	21	21

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $7 million and $17 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	Three months			Nine months
	ended			ended
	September 30,			September 30,
	2019	2018		2019		2018
Dividend yield	NA	2.0%		2.9%		1.5%
Expected volatility	NA	54.5%		54.0%		55.2%
Risk-free interest rate	NA	2.8%		2.5%		2.6%
Expected life of stock options granted during the period	NA	5.9	years	5.9	years	5.9	years

During the three months ended September 30, 2019, no stock options were granted.

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of September 30, 2019 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2019	4,545	$17.81
Granted	896	22.66
Exercised	(214)	10.32
Forfeited	(47)	25.24
Outstanding at September 30, 2019	5,180	18.89	6.4	$27
Exercisable at September 30, 2019	3,750	16.72	5.5	26

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2019 was $9.27 per option. As of September 30, 2019, there was $10 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was approximately $2 million and $77 million, respectively. Cash received from stock options exercised during the nine months ended September 30, 2019 and 2018 was approximately $1 million and $17 million, respectively. The cash tax benefit from stock options exercised during the nine months ended September 30, 2019 and 2018 was approximately nil and $17 million, respectively.

Nonvested Shares

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2019 and 2018, the weighted-average expected volatility rate was 34.6% and 44.3%, respectively, and the weighted average risk-free interest rate was 2.5% and 2.3%, respectively. For the performance share unit awards granted in the nine months ended September 30, 2019 and 2018, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of September 30, 2019 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2019	1,923		$19.08	504	$20.66
Granted	708		24.60	256	22.64
Vested	(968)	(1)(2)	13.61	(313)	16.32
Forfeited	(16)		26.15	(16)	25.17
Nonvested at September 30, 2019	1,647		24.60	431	24.81
(1)	As of September 30, 2019, a total of 389,095 restricted stock units were vested but not yet issued, of which 30,486 vested during the nine months ended September 30, 2019. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 412,246 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2018. During the nine months ended September 30, 2019, an additional 357,006 performance share unit awards with a grant date fair value of $10.22 vested above the target in accordance the performance criteria of these awards.

As of September 30, 2019, there was $26 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The value of share awards that vested during the nine months ended September 30, 2019 and 2018 was $24 million each.

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

Effective January 1, 2019, Switzerland reduced certain cantonal income tax rates resulting in a decrease in our net deferred tax assets and a corresponding noncash income tax expense of $32 million for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, we recognized a discrete tax benefit of $4 million related to excess tax benefits from share-based compensation.

The $90 million of losses on fair value adjustments to our Venator investment, recorded as part of non-operating income from continuing operations, is not subject to tax under The Netherlands’ statutory participation exemption. As a significant, unusual, non-operating item, it was treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Huntsman Corporation

We recorded income tax expense from continuing operations of $113 million and $41 million for the nine months ended September 30, 2019 and 2018, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 41% for the nine months ended September 30, 2019. The non-cash tax expense related to the change in tax rate in Switzerland and the non-tax benefitted loss from fair value adjustments to our Venator investment resulted in a higher effective tax rate through the first nine months of 2019.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $110 million and $38 million for the nine months ended September 30, 2019 and 2018, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. Our effective tax rate was 42% for the nine months ended September 30, 2019. The non-cash tax expense related to the change in tax rate in Switzerland and the non-tax benefitted loss from fair value adjustments to our Venator investment resulted in a higher effective tax rate through the first nine months of 2019.

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

Basic and diluted income (loss) per share is determined using the following information (in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Basic and diluted (loss) income from continuing operations:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(38)	$173	$133	$562
Basic and diluted net income (loss):
Net income (loss) attributable to Huntsman Corporation	$30	$(11)	$259	$677
Denominator:
Weighted average shares outstanding	227.4	237.9	230.3	239.1
Dilutive shares:
Stock-based awards	—	2.9	1.7	3.9
Total weighted average shares outstanding, including dilutive shares	227.4	240.8	232.0	243.0

Additional stock-based awards of 5.2 million and 0.6 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2019 and 2018, respectively, and 3.6 million and 0.9 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2019 and 2018, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 because the effect would be anti-dilutive.

20. OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have four operating segments, which are also our reportable segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. We have organized our business and derived our operating segments around differences in product lines. Beginning in the third quarter of 2019, we reported the results of our Chemical Intermediates Businesses as discontinued operations in our condensed consolidated financial statements for all periods presented. See “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses.” In addition, in connection with the Venator IPO in August 2017, we separated Venator and, beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations in our condensed consolidated financial statements. On December 3, 2018, we further reduced our remaining investment in Venator by the sale of Venator ordinary shares which allowed us to deconsolidate Venator and account for our remaining interest in Venator as an equity method investment using the fair value option post deconsolidation. See “Note 4. Discontinued Operations and Business Dispositions —Separation and Deconsolidation of Venator.”

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, PO, polyols, PG, TPU, aniline and MTBE
Performance Products	Specialty amines, ethyleneamines, maleic anhydride and technology licenses
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
Textile Effects	Textile chemicals, dyes and digital inks

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. Adjusted EBITDA is presented as a measure of the financial performance of our global business units and for reporting the results of our operating segments. The adjusted EBITDA of our reportable operating segments excludes items that principally apply to our Company as a whole. The revenues and adjusted EBITDA from continuing operations for each of our reportable operating segments are as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Polyurethanes	$993	$1,126	$2,931	$3,268
Performance Products	281	329	880	991
Advanced Materials	256	279	803	850
Textile Effects	179	204	583	631
Corporate and eliminations	(22)	30	(57)	43
Total	$1,687	$1,968	$5,140	$5,783

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$146	$218	$426	$668
Performance Products	38	54	125	158
Advanced Materials	51	56	159	177
Textile Effects	16	25	66	80
Corporate and other(2)	(36)	(45)	(112)	(129)
Total	215	308	664	954
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(27)	(30)	(86)	(86)
Interest expense—discontinued operations	—	(10)	—	(30)
Income tax expense—continuing operations	(30)	(16)	(113)	(41)
Income tax (expense) benefit—discontinued operations	(25)	41	(44)	(95)
Depreciation and amortization—continuing operations	(65)	(62)	(201)	(187)
Depreciation and amortization—discontinued operations	(13)	(23)	(59)	(63)
Net income attributable to noncontrolling interests	11	3	31	288
Other adjustments:
Business acquisition and integration expenses	(3)	(2)	(4)	(10)
Merger costs	—	(1)	—	(2)
EBITDA from discontinued operations	106	(213)	229	525
Noncontrolling interest of discontinued operations	—	21	—	(222)
Fair value adjustments to Venator investment	(148)	—	(90)	—
Loss on early extinguishment of debt	—	—	(23)	(3)
Certain legal settlements and related expenses	(1)	(1)	(1)	(4)
Certain nonrecurring information technology project implementation costs	(1)	—	(1)	—
Amortization of pension and postretirement actuarial losses	(16)	(18)	(49)	(50)
Plant incident remediation costs	(5)	—	(5)	—
Restructuring, impairment and plant closing and transition credits (costs)	43	(5)	42	(9)
Net income (loss)	$41	$(8)	$290	$965

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2019	2018	2019	2018
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$146	$218	$426	$668
Performance Products	38	54	125	158
Advanced Materials	51	56	159	177
Textile Effects	16	25	66	80
Corporate and other(2)	(35)	(45)	(108)	(126)
Total	216	308	668	957
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(31)	(36)	(99)	(102)
Interest expense—discontinued operations	—	(10)	—	(30)
Income tax expense—continuing operations	(29)	(15)	(110)	(38)
Income tax (expense) benefit—discontinued operations	(25)	41	(44)	(95)
Depreciation and amortization—continuing operations	(65)	(60)	(201)	(184)
Depreciation and amortization—discontinued operations	(13)	(23)	(59)	(63)
Net income attributable to noncontrolling interests	11	3	31	288
Other adjustments:
Business acquisition and integration expenses	(3)	(2)	(4)	(10)
Merger costs	—	(1)	—	(2)
EBITDA from discontinued operations	106	(213)	229	525
Noncontrolling interest of discontinued operations	—	21	—	(222)
Fair value adjustments to Venator investment	(148)	—	(90)	—
Loss on early extinguishment of debt	—	—	(23)	(3)
Certain legal settlements and related expenses	(1)	(1)	(1)	(4)
Certain nonrecurring information technology project implementation costs	(1)	—	(1)	—
Amortization of pension and postretirement actuarial losses	(17)	(18)	(52)	(52)
Plant incident remediation costs	(5)	—	(5)	—
Restructuring, impairment and plant closing and transition credits (costs)	43	(5)	42	(9)
Net income (loss)	$38	$(11)	$281	$956
(1)	We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) fair value adjustments to Venator investment; (f) loss on early extinguishment of debt; (g) certain legal settlements and related income (expenses); (h) certain nonrecurring information technology project implementation costs; (i) gain (loss) on sale of assets; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation costs; (l) U.S. Tax Reform Act impact on noncontrolling interest; and (m) restructuring, impairment, plant closing and transition credits (costs).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, digital inks, electronics, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues from continuing operations for the nine months ended September 30, 2019 and 2018 were $5,140 million and $5,783 million, respectively.

Recent Developments

Sale of Chemical Intermediates Businesseses

On August 7, 2019 we entered into an agreement with Indorama to sell our Chemical Intermediates Businesses for a purchase price of $2.0 billion in cash plus up to approximately $76 million in net underfunded pension and other post-employment benefit liabilities. The purchase price is subject to certain closing and post-closing working capital and net indebtedness adjustments. We expect this transaction to close in early 2020. Beginning in the third quarter of 2019, we reported the Chemical Intermediates Businesses as held for sale and reported its results of operations as discontinued operations. Additionally, certain amounts for prior periods have been recasted for all periods presented.

For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements.

Acquisition of Remaining Interest in Sasol-Huntsman Joint Venture

On September 30, 2019, we acquired from Sasol the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. The joint venture owns a manufacturing facility in Moers, Germany with capacity to produce 230 million pounds of maleic anhydride. We paid Sasol $100 million, which included acquired cash, net of any debt, and is subject to customary post-closing adjustments. The purchase price was funded from a new 364-day term loan facility. See “Note 8. Debt—Direct and Subsidiary Debt—Term Loan Credit Facility” to our condensed consolidated financial statements.

Sale of Property in Basel, Switzerland

In September 2011, we initiated a restructuring program in our Textile Effects segment to close its production facilities and business support offices in Basel, Switzerland. In July 2019, we sold the production facilities and business support offices in Basel. Accordingly, during the third quarter of 2019, we received proceeds of $49 million related to this sale and recognized a corresponding gain on disposal of assets of $49 million.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	Continued stable differentiated margins
●	Demand headwinds in several key markets globally
●	Component MDI margins remain pressured

Performance Products:

●	Growth in key specialty amines
●	Lower volumes and margins in ethyleneamines
●	Some demand headwinds in maleic anhydride, margins stable

Advanced Materials:

●	Demand headwinds across most industrial markets
●	Stable overall margins

Textile Effects:

●	Continued pressure from unresolved global trade issues
●	Weak global demand trends

In 2019, we expect to spend approximately $270 million on capital expenditures for continuing operations and approximately $70 million for the Chemical Intermediates Businesses reported as discontinued operations.

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

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2019	2018	Change	2019	2018	Change
Revenues	$1,687	$1,968	(14)%	$5,140	$5,783	(11)%
Cost of goods sold	1,347	1,501	(10)%	4,068	4,371	(7)%
Gross profit	340	467	(27)%	1,072	1,412	(24)%
Operating expenses	231	238	(3)%	695	711	(2)%
Restructuring, impairment and plant closing (credits) costs	(43)	5	NM	(42)	8	NM
Merger costs	—	1	(100)%	—	2	(100)%
Operating income	152	223	(32)%	419	691	(39)%
Interest expense	(27)	(30)	(10)%	(86)	(86)	—
Equity in income of investment in unconsolidated affiliates	19	14	36%	41	45	(9)%
Fair value adjustments to Venator investment	(148)	—	NM	(90)	—	NM
Loss on early extinguishment of debt	—	—	—	(23)	(3)	667%
Other income, net	7	6	17%	16	22	(27)%
Income from continuing operations before income taxes	3	213	(99)%	277	669	(59)%
Income tax expense	(30)	(16)	88%	(113)	(41)	176%
(Loss) income from continuing operations	(27)	197	NM	164	628	(74)%
Income (loss) from discontinued operations, net of tax	68	(205)	NM	126	337	(63)%
Net income (loss)	41	(8)	NM	290	965	(70)%
Reconciliation of net income (loss) to adjusted EBITDA:
Net income attributable to noncontrolling interests	(11)	(3)	267%	(31)	(288)	(89)%
Interest expense from continuing operations	27	30	(10)%	86	86	—
Interest expense from discontinued operations	—	10	(100)%	—	30	(100)%
Income tax expense from continuing operations	30	16	88%	113	41	176%
Income tax expense (benefit) from discontinued operations	25	(41)	NM	44	95	(54)%
Depreciation and amortization of continuing operations	65	62	5%	201	187	7%
Depreciation and amortization of discontinued operations	13	23	(43)%	59	63	(6)%
Other adjustments:
Business acquisition and integration expenses	3	2		4	10
Merger costs	—	1		—	2
EBITDA from discontinued operations	(106)	213		(229)	(525)
Noncontrolling interest of discontinued operations	—	(21)		—	222
Fair value adjustments to Venator investment	148	—		90	—
Loss on early extinguishment of debt	—	—		23	3
Certain legal settlements and related expenses	1	1		1	4
Certain nonrecurring information technology project implementation costs	1	—		1	—
Amortization of pension and postretirement actuarial losses	16	18		49	50
Plant incident remediation costs	5	—		5	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	(43)	5		(42)	9
Adjusted EBITDA(1)	$215	$308	(30)%	$664	$954	(30)%

Net cash provided by operating activities from continuing operations				$434	$446	(3)%
Net cash used in investing activities from continuing operations				(111)	(514)	(78)%
Net cash used in financing activities				(431)	(117)	268%
Capital expenditures from continuing operations				(181)	(148)	22%

Huntsman International

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2019	2018	Change	2019	2018	Change
Revenues	$1,687	$1,968	(14)%	$5,140	$5,783	(11)%
Cost of goods sold	1,347	1,500	(10)%	4,068	4,368	(7)%
Gross profit	340	468	(27)%	1,072	1,415	(24)%
Operating expenses	230	239	(4)%	691	710	(3)%
Restructuring, impairment and plant closing (credits) costs	(43)	5	NM	(42)	8	NM
Merger costs	—	1	(100)%	—	2	(100)%
Operating income	153	223	(31)%	423	695	(39)%
Interest expense	(31)	(36)	(14)%	(99)	(102)	(3)%
Equity in income of investment in unconsolidated affiliates	19	14	36%	41	45	(9)%
Fair value adjustments to Venator investment	(148)	—	NM	(90)	—	NM
Loss on early extinguishment of debt	—	—	—	(23)	(3)	667%
Other income, net	6	8	(25)%	13	22	(41)%
(Loss) income from continuing operations before income taxes	(1)	209	NM	265	657	(60)%
Income tax expense	(29)	(15)	93%	(110)	(38)	189%
(Loss) income from continuing operations	(30)	194	NM	155	619	(75)%
Income (loss) from discontinued operations, net of tax	68	(205)	NM	126	337	(63)%
Net income (loss)	38	(11)	NM	281	956	(71)%
Reconciliation of net income (loss) to adjusted EBITDA:
Net income attributable to noncontrolling interests	(11)	(3)	267%	(31)	(288)	(89)%
Interest expense from continuing operations	31	36	(14)%	99	102	(3)%
Interest expense from discontinued operations	—	10	(100)%	—	30	(100)%
Income tax expense from continuing operations	29	15	93%	110	38	189%
Income tax expense (benefit) from discontinued operations	25	(41)	NM	44	95	(54)%
Depreciation and amortization of continuing operations	65	60	8%	201	184	9%
Depreciation and amortization of discontinued operations	13	23	(43)%	59	63	(6)%
Other adjustments:
Business acquisition and integration expenses	3	2		4	10
Merger costs	—	1		—	2
EBITDA from discontinued operations	(106)	213		(229)	(525)
Noncontrolling interest of discontinued operations	—	(21)		—	222
Fair value adjustments to Venator investment	148	—		90	—
Loss on early extinguishment of debt	—	—		23	3
Certain legal settlements and related expenses	1	1		1	4
Certain nonrecurring information technology project implementation costs	1	—		1	—
Amortization of pension and postretirement actuarial losses	17	18		52	52
Plant incident remediation costs	5	—		5	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	(43)	5		(42)	9
Adjusted EBITDA(1)	$216	$308	(30)%	$668	$957	(30)%

Net cash provided by operating activities from continuing operations				$424	$432	(2)%
Net cash used in investing activities from continuing operations				(113)	(533)	(79)%
Net cash used in financing activities				(420)	(83)	406%
Capital expenditures from continuing operations				(181)	(148)	22%

Huntsman Corporation

	Three months			Three months
	ended			ended
	September 30, 2019			September 30, 2018
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$41			$(8)
Net income attributable to noncontrolling interests			(11)			(3)
Business acquisition and integration expenses	$3	$(1)	2	$2	$—	2
Merger costs	—	—	—	1	—	1
(Income) loss from discontinued operations(4)	(106)	38	(68)	213	(8)	205
Noncontrolling interest of discontinued operations	—	—	—	(21)	—	(21)
Fair value adjustments to Venator investment	148	—	148	—	—	—
Loss on early extinguishment of debt	—	—	—	—	—	—
Certain legal settlements and related expenses	1	—	1	1	(1)	—
Certain nonrecurring information technology project implementation costs	1	—	1	—	—	—
Amortization of pension and postretirement actuarial losses	16	(5)	11	18	(4)	14
Release of significant income tax valuation allowances	—	—	—	—	(24)	(24)
U.S. Tax Reform impact on income tax expense	—	—	—	—	—	—
Plant incident remediation costs	5	(1)	4	—	—	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	(43)	9	(34)	5	(1)	4
Adjusted net income(1)			$95			$170

Weighted average shares-basic			227.4			237.9
Weighted average shares-diluted			227.4			240.8
Weighted average shares-diluted adjusted			229.0			240.8

Basic net income (loss) attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.17)			$0.72
Income (loss) from discontinued operations			0.30			(0.77)
Net income (loss)			$0.13			$(0.05)

Diluted net income (loss) attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.17)			$0.72
Income (loss) from discontinued operations			0.30			(0.77)
Net income (loss)			$0.13			$(0.05)

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$0.41			$0.71

	Nine months			Nine months
	ended			ended
	September 30, 2019			September 30, 2018
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$290			$965
Net income attributable to noncontrolling interests			(31)			(288)
Business acquisition and integration expenses	$4	$(1)	3	$10	$(2)	8
Merger costs	—	—	—	2	—	2
Income from discontinued operations(4)	(229)	103	(126)	(525)	188	(337)
Noncontrolling interest of discontinued operations	—	—	—	222	—	222
Fair value adjustments to Venator investment	90	—	90	—	—	—
Loss on early extinguishment of debt	23	(5)	18	3	(1)	2
Certain legal settlements and related expenses	1	—	1	4	(1)	3
Certain nonrecurring information technology project implementation costs	1	—	1	—	—	—
Amortization of pension and postretirement actuarial losses	49	(13)	36	50	(12)	38
Release of significant income tax valuation allowances	—	—	—	—	(119)	(119)
U.S. Tax Reform impact on income tax expense	—	3	3	—	49	49
Impact of Switzerland income tax rate change	—	32	32	—	—	—
Plant incident remediation costs	5	(1)	4	—	—	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	(42)	9	(33)	9	(2)	7
Adjusted net income(1)			$288			$552

Weighted average shares-basic			230.3			239.1
Weighted average shares-diluted			232.0			243.0

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.58			$2.35
Income from discontinued operations			0.54			0.48
Net income			$1.12			$2.83

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.58			$2.31
Income from discontinued operations			0.54			0.48
Net income			$1.12			$2.79

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$1.24			$2.27

Capital expenditures from continuing operations, net of reimbursements(5)			$(172)			$(144)

Net cash provided by operating activities from continuing operations			$434			$446
Capital expenditures from continuing operations			(181)			(148)
All other investing activities from continuing operations, excluding acquisition and disposition activities			5			—
Non-recurring merger costs			—			2
Free cash flow from continuing operations(1)			$258			$300

Huntsman International

	Three months			Three months
	ended			ended
	September 30, 2019			September 30, 2018
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income (loss)			$38			$(11)
Net income attributable to noncontrolling interests			(11)			(3)
Business acquisition and integration expenses	$3	$(1)	2	$2	$—	2
Merger costs	—	—	—	1	—	1
(Income) loss from discontinued operations(4)	(106)	38	(68)	213	(8)	205
Noncontrolling interest of discontinued operations	—	—	—	(21)	—	(21)
Fair value adjustments to Venator investment	148	—	148	—	—	—
Loss on early extinguishment of debt	—	—	—	—	—	—
Certain legal settlements and related expenses	1	—	1	1	(1)	—
Certain nonrecurring information technology project implementation costs	1	—	1	—	—	—
Amortization of pension and postretirement actuarial losses	17	(5)	12	18	(4)	14
Release of significant income tax valuation allowances	—	—	—	—	(24)	(24)
U.S. Tax Reform impact on income tax expense	—	—	—	—	—	—
Plant incident remediation costs	5	(1)	4	—	—	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	(43)	9	(34)	5	(1)	4
Adjusted net income(1)			$93			$167

	Nine months			Nine months
	ended			ended
	September 30, 2019			September 30, 2018
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$281			$956
Net income attributable to noncontrolling interests			(31)			(288)
Business acquisition and integration expenses	$4	$(1)	3	$10	$(2)	8
Merger costs	—	—	—	2	—	2
Income from discontinued operations(4)	(229)	103	(126)	(525)	188	(337)
Noncontrolling interest of discontinued operations	—	—	—	222	—	222
Fair value adjustments to Venator investment	90	—	90	—	—	—
Loss on early extinguishment of debt	23	(5)	18	3	(1)	2
Certain legal settlements and related expenses	1	—	1	4	(1)	3
Certain nonrecurring information technology project implementation costs	1	—	1	—	—	—
Amortization of pension and postretirement actuarial losses	52	(13)	39	52	(12)	40
Release of significant income tax valuation allowances	—	—	—	—	(119)	(119)
U.S. Tax Reform impact on income tax expense	—	—	—	—	49	49
Impact of Switzerland income tax rate change	—	32	32	—	—	—
Plant incident remediation costs	5	(1)	4	—	—	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	(42)	9	(33)	9	(2)	7
Adjusted net income(1)			$279			$545

Other non-GAAP measures:
Capital expenditures from continuing operations, net of reimbursements(5)			$(172)			$(144)

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”

(2)	Includes costs associated with transition activities relating to the migration of our information system data centers and the transition of our Textile Effects segment’s production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our condensed consolidated statements of operations.

(3)	The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach.

(4)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.
(5)	During the nine months ended September 30, 2019 and 2018, capital expenditures from continuing operations of $181 million and $148 million, respectively, were reimbursed in part by $9 million and $4 million, respectively.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses; (b) purchase accounting inventory adjustments; (c) merger costs; (d) EBITDA from discontinued operations; (e) noncontrolling interest of discontinued operations; (f) fair value adjustments to Venator investment; (g) loss on early extinguishment of debt; (h) certain legal settlements and related expenses (income); (i) certain nonrecurring information technology project implementation costs; (j) gain on sale of businesses/assets; (k) amortization of pension and postretirement actuarial losses; (l) plant incident remediation costs; (m) U.S. Tax Reform Act impact on noncontrolling interest; and (n) restructuring, impairment and plant closing and transition costs (credits). We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after tax amounts related to the following from net income attributable to Huntsman Corporation or Huntsman International, as appropriate: (a) business acquisition and integration expenses; (b) purchase accounting inventory adjustments; (c) merger costs; (d) loss (income) from discontinued operations; (e) noncontrolling interest of discontinued operations; (f) fair value adjustments to Venator investment; (g) loss on early extinguishment of debt; (h) certain legal settlements and related (income) expenses; (i) certain nonrecurring information technology project implementation costs; (j) gain on sale of assets; (k) amortization of pension and postretirement actuarial losses; (l) plant incident remediation costs; (m) release or establishment of significant income tax valuation allowances; (n) U.S. Tax Reform Act impact on income tax expense; (o) U.S. Tax Reform Act impact on noncontrolling interest; (p) impact of Switzerland income tax rate change; and (q) restructuring, impairment and plant closing and transition costs (credits). Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Adjusted Effective Tax Rate

We believe that the effective tax rate of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted effective tax rate. We believe our adjusted effective tax rate provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends. We do not provide reconciliations for adjusted effective tax rate on a forward-looking basis because we are unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the timing and amount of certain items, such as business acquisition and integration expenses, merger costs, certain legal and other settlements and related costs, gains on sale of business/assets and amortization of pension and postretirement actuarial losses. Each of such adjustments has not yet occurred, is out of our control and/or cannot be reasonably predicted. For the same reasons, we are unable to address the probable significance of the unavailable information.

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” and “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates and Businesses and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented, as well as the results of Venator for the 2018 period. The decrease of $211 million in net income attributable to both Huntsman Corporation and Huntsman International from continuing operations, respectively, was the result of the following items:

●	Revenues for the three months ended September 30, 2019 decreased by $281 million, or 14%, as compared with the 2018 period. The decrease was primarily due to lower average selling prices in all our segments and lower sales volumes in all our segments, except for our Polyurethanes segment. See “—Segment Analysis” below.

●	Our gross profit and the gross profit of Huntsman International for the three months ended September 30, 2019 decreased by $127 million and $128 million, respectively, or 27% each, as compared with the 2018 period. The decrease resulted from lower gross margins in all our segments. See “—Segment Analysis” below.

●	Our operating expenses and the operating expenses of Huntsman International for the three months ended September 30, 2019 decreased by $7 million and $9 million, respectively, or 3% and 4%, respectively, as compared with the 2018 period, primarily related to a decrease in selling, general and administrative costs.

●	Restructuring, impairment and plant closing (credits) costs for the three months ended September 30, 2019 increased to a credit of $43 million from costs of $5 million in the 2018 period. In connection with a restructuring program in our Textile Effects segment to close its production facilities and business support offices in Basel, Switzerland, in July 2019, we sold the production facilities and business support offices in Basel and received proceeds of $49 million.

●	For the three months ended September 30, 2019, we recorded a loss of $148 million in fair value adjustments to our investment in Venator as a result of recording our equity method investment in Venator at fair value. See “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	Our income tax expense for the three months ended September 30, 2019 increased to $30 million from $16 million in the 2018 period. The income tax expense of Huntsman International for the three months ended September 30, 2019 increased to $29 million from $15 million in the 2018 period. The increase in tax expense was primarily due to a discrete tax benefit related to the release of valuation allowances in Luxembourg in 2018. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months
	ended
	September 30,		Percent
(Dollars in millions)	2019	2018	Change
Revenues
Polyurethanes	$993	$1,126	(12)%
Performance Products	281	329	(15)%
Advanced Materials	256	279	(8)%
Textile Effects	179	204	(12)%
Corporate and eliminations	(22)	30	NM
Total	$1,687	$1,968	(14)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$146	$218	(33)%
Performance Products	38	54	(30)%
Advanced Materials	51	56	(9)%
Textile Effects	16	25	(36)%
Corporate and other	(36)	(45)	20%
Total	$215	$308	(30)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$146	$218	(33)%
Performance Products	38	54	(30)%
Advanced Materials	51	56	(9)%
Textile Effects	16	25	(36)%
Corporate and other	(35)	(45)	22%
Total	$216	$308	(30)%

NM—Not meaningful

(1)	For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended September 30, 2019 vs 2018
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(13)%	(2)%	2%	1%
Performance Products	(5)%	(2)%	3%	(11)%
Advanced Materials	1%	(2)%	4%	(11)%
Textile Effects	(2)%	(1)%	(2)%	(7)%
Total Company	(15)%	(2)%	7%	(4)%

	Three months ended September 30, 2019 vs June 30, 2019
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(1)%	—	(1)%	—
Performance Products	(5)%	—	—	(1)%
Advanced Materials	(1)%	—	3%	(9)%
Textile Effects	(9)%	—	1%	(9)%
Total Company	(4)%	—	2%	(3)%
(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended September 30, 2019 compared to the same period of 2018 was due to lower MDI average selling prices, partially offset by higher MDI sales volumes. MDI average selling prices decreased primarily due to a decline in component MDI selling prices in China and Europe. MDI sales volumes increased primarily due to the start-up of our new Chinese MDI facility in the third quarter of 2018. The decrease in segment adjusted EBITDA was primarily due to lower MDI margins driven by lower MDI pricing, partially offset by higher MDI sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended September 30, 2019 compared to the same period of 2018 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily due to lower raw material costs and weakened market conditions. Sales volumes decreased primarily due to weakened market conditions. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and lower margins, primarily in our ethyleneamines business, partially offset by higher margins in our specialty amines business.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended September 30, 2019 compared to the same period in 2018 was due to lower sales volumes and lower average selling prices. Sales volumes decreased across most markets primarily due to economic slowdown and customer destocking, particularly in our European region. Average selling prices decreased primarily due to the impact of a stronger U.S. dollar against major international currencies, partially offset by higher local currency selling prices. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes.

Textile Effects

The decrease in revenues in our Textile Effects segment for the three months ended September 30, 2019 compared to the same period of 2018 was due to lower sales volumes and lower average selling prices. Sales volumes decreased due to lower demand primarily resulting from market uncertainties surrounding U.S. and China trade. Average selling prices decreased as a result of competitive market pressures and the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and higher raw material costs, partially offset by lower fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2019, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $9 million to a loss of $36 million from a loss of $45 million for the same period of 2018. For the three months ended September 30, 2019, adjusted EBITDA from Corporate and other for Huntsman International increased by $10 million to a loss of $35 million from a loss of $45 million for the same period of 2018. The increase in adjusted EBITDA from Corporate and other resulted primarily from a benefit from a LIFO inventory reserve adjustment, a decrease in corporate overhead costs and a decrease in unallocated foreign currency exchange loss.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” and “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates Businesses and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented, as well as the results of Venator for the 2018 period. The decrease of $429 million in net income attributable to both Huntsman Corporation and Huntsman International from continuing operations, respectively, was the result of the following items:

●	Revenues for the nine months ended September 30, 2019 decreased by $643 million, or 11%, as compared with the 2018 period. The decrease was primarily due to lower average selling prices in all our segments, except for our Textile Effects segment, and lower sales volumes in all our segments, except for our Polyurethanes segment. See “—Segment Analysis” below.

●	Our gross profit and the gross profit of Huntsman International for the nine months ended September 30, 2019 decreased by $340 million and $343 million, respectively, or 24% each, as compared with the 2018 period. The decrease resulted from lower gross margins in all our segments. See “—Segment Analysis” below.

●	Our operating expenses and the operating expenses of Huntsman International for the nine months ended September 30, 2019 decreased by $16 million and $19 million, respectively, or 2% and 3%, respectively, as compared with the 2018 period, primarily related to a decrease in acquisition related costs and certain legal related costs.

●	Restructuring, impairment and plant closing (credits) costs for the nine months ended September 30, 2019 increased to a credit of $42 million from costs of $8 million in the 2018 period. In connection with a restructuring program in our Textile Effects segment to close its production facilities and business support offices in Basel, Switzerland, in July 2019, we sold the production facilities and business support offices in Basel and received proceeds of $49 million.

●	For the nine months ended September 30, 2019, we recorded a loss of $90 million in fair value adjustments to our investment in Venator, primarily due to a $91 million loss to record our equity method investment in Venator at fair value. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	Loss on early extinguishment of debt for the nine months ended September 30, 2019 increased to $23 million from $3 million in the 2018 period in relation to the early repayment in full of our 2020 Senior Notes in the first quarter of 2019. See “Note 8. Debt—Notes” to our condensed consolidated financial statements.

●	Our income tax expense for the nine months ended September 30, 2019 increased to $113 million from $41 million in the 2018 period. The income tax expense of Huntsman International for the nine months ended September 30, 2019 increased to $110 million from $38 million in the 2018 period. The increase in tax expense was primarily due to discrete items in each period, including tax expense related to the change in tax rate in Switzerland and the non-tax benefitted loss from fair value adjustments to our Venator investment in 2019 and tax benefits related to the release of valuation allowances in Switzerland, Luxembourg and the U.K. in 2018, partially offset by the 2018 additional provisional deemed repatriation transition tax. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Nine months
	ended
	September 30,		Percent
	2019	2018	Change
Revenues
Polyurethanes	$2,931	$3,268	(10)%
Performance Products	880	991	(11)%
Advanced Materials	803	850	(6)%
Textile Effects	583	631	(8)%
Corporate and eliminations	(57)	43	NM
Total	$5,140	$5,783	(11)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$426	$668	(36)%
Performance Products	125	158	(21)%
Advanced Materials	159	177	(10)%
Textile Effects	66	80	(18)%
Corporate and other	(112)	(129)	13%
Total	$664	$954	(30)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$426	$668	(36)%
Performance Products	125	158	(21)%
Advanced Materials	159	177	(10)%
Textile Effects	66	80	(18)%
Corporate and other	(108)	(126)	14%
Total	$668	$957	(30)%

NM—Not meaningful

(1)	For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements

	Nine months ended September 30, 2019 vs 2018
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(13)%	(3)%	1%	5%
Performance Products	(1)%	(3)%	2%	(9)%
Advanced Materials	2%	(4)%	2%	(6)%
Textile Effects	7%	(3)%	(2)%	(10)%
Total Company	—	(3)%	(7)%	(1)%
(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the nine months ended September 30, 2019 compared to the same period of 2018 was due to lower MDI average selling prices, partially offset by higher MDI sales volumes. MDI average selling prices decreased primarily due to a decline in polymeric MDI selling prices in China and Europe. MDI sales volumes increased primarily due to the start-up of our new Chinese MDI facility in 2018. The decrease in segment adjusted EBITDA was primarily due to lower MDI margins driven by lower MDI pricing.

Performance Products

The decrease in revenues in our Performance Products segment for the nine months ended September 30, 2019 compared to the same period of 2018 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to weakened market conditions. Average selling prices decreased primarily due to lower raw material costs and weakened market conditions. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and lower margins, primarily in our ethylenamines business, partially offset by higher margins in our specialty amines and maleic anhydride businesses.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the nine months ended September 30, 2019, compared to the same period in 2018 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower sales volumes in our power and automotive related markets, partially offset by favorable product mix effect from sales volumes in our aerospace components market. Average selling prices decreased primarily due to the impact of a stronger U.S. dollar against major international currencies, partially offset by higher local currency selling prices. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, higher raw material and fixed costs and the impact of a stronger U.S. dollar against major international currencies.

Textile Effects

The decrease in revenues in our Textile Effects segment for the nine months ended September 30, 2019 compared to the same period of 2018 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to lower demand resulting from market uncertainties surrounding U.S. and China trade. Average selling prices increased in response to higher raw material costs, partially offset by the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and higher raw materials costs, partially offset by higher average selling prices and lower fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2019, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $17 million to a loss of $112 million from a loss of $129 million for the same period of 2018. For the nine months ended September 30, 2019, adjusted EBITDA from Corporate and other for Huntsman International increased by $18 million to a loss of $108 million from a loss of $126 million for the same period of 2018. The increase in adjusted EBITDA from Corporate and other resulted primarily from a benefit from a LIFO inventory reserve adjustment, a decrease in corporate overhead costs and a decrease in unallocated foreign currency exchange loss.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2019 and 2018 was $434 million and $446 million, respectively. The decrease in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2019 compared with the same period in 2018 was primarily attributable to decreased operating income as described in “—Results of Operations” above, partially offset by a $113 million favorable variance in operating assets and liabilities for the nine months ended September 30, 2019 as compared with the same period of 2018.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2019 and 2018 was $111 million and $514 million, respectively. During the nine months ended September 30, 2019 and 2018, we paid $181 million and $148 million, respectively, for capital expenditures. During the nine months ended September 30, 2018, we paid $366 million for the acquisition of a business, net of cash acquired. During the nine months ended September 30, 2019, we received $49 million in proceeds from the sale of assets in connection with the closure of our Textile Effects facilities in Basel, Switzerland, and we received $16 million in proceeds from the settlement of the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A.

Net cash used in financing activities for the nine months ended September 30, 2019 and 2018 was $431 million and $117 million, respectively. The increase in net cash used in financing activities was primarily due to increased repayments on our 2018 Credit Facility in the 2019 period, the repayment of our 2020 Senior Notes in the first quarter of 2019 and cash paid to acquire the 50% noncontrolling interest that we did not own in the Sasol-Huntsman joint venture. The increase was partially offset by proceeds from the issuance of our 2029 Senior Notes in the first quarter of 2019 and proceeds from the 2019 Term Loan in the third quarter of 2019.

Free cash flow from continuing operations for the nine months ended September 30, 2019 and 2018 were proceeds of cash of $258 million and $300 million, respectively. The reduction in free cash flow was attributable to the changes in cash flows from operating and investing activities from continuing operations, excluding acquisition and disposition activities.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	September 30,	December 31,	Increase	Percent
	2019	2018	(Decrease)	Change
Cash and cash equivalents	$418	$340	$78	23%
Accounts and notes receivable, net	1,090	1,183	(93)	(8)%
Inventories	961	1,000	(39)	(4)%
Prepaid expenses	53	58	(5)	(9)%
Other current assets	99	145	(46)	(32)%
Current assets held for sale(1)	1,108	232	876	378%
Total current assets	3,729	2,958	771	26%
Accounts payable	744	793	(49)	(6)%
Accrued liabilities	406	497	(91)	(18)%
Current portion of debt	132	96	36	38%
Current operating lease liabilities	37	—	37	NM
Current liabilities held for sale(1)	586	225	361	160%
Total current liabilities	1,905	1,611	294	18%
Working capital	$1,824	$1,347	$477	35%

NM—Not meaningful

(1)	The assets and liabilities held for sale are classified as current as of September 30, 2019 because it is probable that the sale of our Chemical Intermediates Businesses will close within a year. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements.

Our working capital increased by $477 million as a result of the net impact of the following significant changes:

●	The increase in cash and cash equivalents of $78 million resulted from the matters identified on our condensed consolidated statements of cash flows.

●	Accounts and notes receivable decreased by $93 million primarily due to lower revenues in the third quarter of 2019 compared to the fourth quarter of 2018.

●	Inventories decreased by $39 million primarily due to lower inventory costs and volumes.

●	Other current assets decreased by $46 million primarily due to lower bank acceptance drafts.

●	Accounts payable decreased by $49 million primarily due to lower inventory purchases.

●	Accrued liabilities decreased by $91 million primarily due to a decrease in current income taxes payable and the payment of accrued compensation and rebates, partially offset by an increase in accrued interest.

●	Current portion of debt increased by $36 million primarily due to new borrowings under the 2019 Term Loan in the third quarter of 2019, partially offset by increased repayments on our 2018 Revolving Credit Facility.

●	Current operating lease liabilities were $37 million as of September 30, 2019 as a result of the adoption of the new lease standard on January 1, 2019.

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

Debt Issuance Costs

See “Note 8. Debt—Direct and Subsidiary Debt—Debt Issuance Costs” to our condensed consolidated financial statements.

Revolving Credit Facility

See “Note 8. Debt—Direct and Subsidiary Debt—Revolving Credit Facility” to our condensed consolidated financial statements.

Term Loan Credit Facility

See “Note 8. Debt—Direct and Subsidiary Debt—Term Loan Credit Facility” to our condensed consolidated financial statements.

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

Short-Term and Long-Term Liquidity

We depend upon our cash, 2018 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2019, we had $1,707 million of combined cash and unused borrowing capacity, consisting of $418 million in cash, $1,193 million in availability under our 2018 Revolving Credit Facility and $96 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

●	Cash proceeds from our accounts receivable and inventory, net of accounts payable, were approximately $72 million for the nine months ended September 30, 2019, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●	During 2019, we expect to spend approximately $270 million on capital expenditures for continuing operations, including approximately $15 million for the construction of a new MDI splitting unit in Geismar, Louisiana. The total spend for this project is expected to be approximately $175 million and completed in 2021. Additionally, during 2019, we expect to spend approximately $70 million on capital expenditures for the Chemical Intermediates Businesses reported as discontinued operations. Our future expenditures include certain EHS maintenance and upgrades and periodic maintenance and repairs applicable to major units of manufacturing facilities and cost reduction and expansion facilities. We expect to fund spending on all capital expenditures with cash provided by operations.

●	While we expect to close on the sale of our Chemical Intermediates Businesses in early 2020, until such closing, we will receive the cash flows as well as fund all required expenditures related to these businesses, including capital expenditures and scheduled maintenance activities. Within these discontinued operations, we estimate that the capitalized maintenance expenditures associated with a multi-year turnaround at the Port Neches, Texas PO/MTBE facility will approximate $100 million, of which approximately $20 million will be spent in the second half of 2019 and the remainder in the first half of 2020.

●	During the nine months ended September 30, 2019, we made contributions to our pension and postretirement benefit plans of $67 million. During the remainder of 2019, we expect to contribute an additional amount of approximately $10 million to these plans.

●	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2019, we repurchased 9,596,332 shares of our common stock for approximately $196 million, excluding commissions, under the repurchase program.

●	On December 3, 2018, we sold an aggregate of 4,334,389, or 4% of Venator ordinary shares to Bank of America N.A. at a price determined based on the average of the daily volume weighted average price of the ordinary shares over an agreed period. Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. The transaction allowed us to deconsolidate Venator beginning in December 2018, and following this transaction, we retained approximately 49% ownership in Venator. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, in the nine months ended September 30, 2019, we recorded a loss of $91 million to record our equity method investment in Venator at fair value. Under the fair value option to account for our equity method investment in Venator, amounts recorded in “Fair value adjustments to Venator investment” could fluctuate depending upon the change in market value of Venator common stock. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	On March 13, 2019, Huntsman International completed a $750 million offering of its 2029 Senior Notes. On March 27, 2019, Huntsman International applied the net proceeds of this offering to redeem in full $650 million in aggregate principal amount of its 2020 Senior Notes and associated costs and accrued interest of $21 million and $12 million, respectively. In addition, we recognized a loss on early extinguishment of debt of $23 million. See “Note 8. Debt—Direct and Subsidiary Debt—Notes” to our condensed consolidated financial statements.

●	On April 18, 2019, we entered into an Amended and Restated European Receivables Loan Agreement and a Master Amendment No. 7 to the U.S. Receivables Loan Agreement to, among other things, extend the respective scheduled termination dates to April 2022. See “Note 8. Debt—Direct and Subsidiary Debt—A/R Programs” to our condensed consolidated financial statements.

●	In September 2011, we initiated a restructuring program in our Textile Effects segment to close its production facilities and business support offices in Basel, Switzerland. In July 2019, we sold the production facilities and business support offices in Basel. Accordingly, during the third quarter of 2019, we received proceeds of $49 million related to this sale and recognized a corresponding gain on disposal of assets of $49 million.

●	On August 7, 2019, we entered into an agreement to sell our Chemical Intermediates Businesses for a purchase price of $2.0 billion in cash plus up to approximately $76 million in net underfunded pension and other post-employment benefit liabilities. The purchase price is subject to certain closing and post-closing working capital and net indebtedness adjustments. We expect this transaction to close in early 2020 and expect proceeds, net of taxes and related costs, to be approximately $1.6 billion.

●	On September 24, 2019, Huntsman International entered into the 2019 Term Loan, pursuant to which Huntsman International borrowed an aggregate principal amount of $101 million. We used the net proceeds of the 2019 Term Loan to finance the acquisition of the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. Borrowings under the 2019 Term Loan will bear interest at an interest rate margin of EURIBO Rate plus 0.75%. Unless earlier terminated or prepaid in accordance with the credit agreement governing the 2019 Term Loan, the 2019 Term Loan will mature on September 22, 2020. The 2019 Term Loan is subject to substantially the same terms and conditions as the 2018 Revolving Credit Facility.

●	On September 30, 2019, acquired from Sasol the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. We paid Sasol $100 million, which included acquired cash, net of any debt, and is subject to customary post-closing adjustments. The purchase price was funded from a new 364-day term loan facility.

As of September 30, 2019, we had $132 million classified as current portion of debt, including $101 million on our 2019 Term Loan, debt at our variable interest entities of $30 million and certain other short-term facilities and scheduled amortization payments totaling $1 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of September 30, 2019, we had approximately $352 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. Additionally, we have material intercompany debt obligations owed to us by our non-U.S. subsidiaries. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2019, we had approximately $177 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. On January 9, 2019, we entered into a six-year $17 million notional value interest rate hedge with a fixed rate of 2.66%. This swap is designated as a cash flow hedge and the effective portion of the changes in the fair value of the swap is recorded in other comprehensive income. The fair value of this hedge on September 30, 2019 was approximately $1 million and was recorded in other noncurrent liabilities on our condensed consolidated balance sheets.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2019, we have designated approximately €480 million (approximately $525 million) of euro-denominated debt as a hedge of our net investment. For the nine months ended September 30, 2019 and 2018, the amount recognized on the hedge of our net investment was a gain of $23 million and a gain of $16 million, respectively, and was recorded in other comprehensive income on our condensed consolidated statements of comprehensive income.

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” and “Note 10. Fair Value” to our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the risk factors noted in the Annual Report on Form 10-K, the following risk factor is applicable to us.

The proposed sale of our chemical intermediates and surfactants businesses to Indorama Ventures Holdings L.P. is contingent upon the satisfaction of a number of conditions, will require significant time and attention of our management and may have an adverse effect on us if not completed.

        On August 7, 2019, we entered into a definitive agreement to sell our Chemical Intermediates Businesses to Indorama for a purchase price of $2.0 billion in cash plus up to approximately $76 million in net underfunded pension and other post-employment benefit liabilities. Completion of the proposed sale is subject to the satisfaction of various closing conditions, including but not limited to regulatory approvals, such as the approval of the Committee on Foreign Investment in the United States. There can be no assurance that any of such conditions will be satisfied and that the proposed sale will be successfully completed. If we fail to complete the proposed sale, our common stock may experience negative reactions from the financial markets.

        In pursuing the proposed sale, our ongoing businesses may be adversely affected, and we may be subject to certain risks and consequences, including, but not limited to, the following:

•	execution of the proposed sale has required, and will continue to require, significant time and attention from management, which may postpone the execution of other initiatives that may have been beneficial to us;
•	completion of the proposed sale will require strategic, structural and process realignment and restructuring actions within our operations, which could lead to a disruption of our operations, as well as the loss of, or inability to recruit, key personnel needed to operate and grow our businesses;
•	completion of the proposed sale may require certain management and procedural redundancies as we prepare for closing, which may result in operating inefficiencies; and
•	whether or not the proposed sale is completed, we may be responsible for certain costs and expenses, such as legal, accounting and other professional fees, which may be significant.

        Any of these factors could have a material adverse effect on our financial condition, results of operations, cash flows and the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the months ended September 30, 2019.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
July	1,190	$19.02	1,100	$608,000,000
August	2,914,995	19.04	2,913,283	553,000,000
September	1,142,166	22.10	1,141,695	528,000,000
Total	4,058,351	$19.90	4,056,078
(1)	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2019, we repurchased 9,596,332 shares of our common stock for approximately $196 million, excluding commissions, under the repurchase program.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
2.1		Equity and Asset Purchase Agreement, dated as of August 7, 2019, by and among Huntsman International LLC, Indorama Ventures Holdings L.P. and Indorama Ventures Public Company Limited	8-K	2.1	August 12, 2019
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2019	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)