Form 10-K
period 2019-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2020-02-13
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	42-1648585
333-85141	Huntsman International LLC 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	HUN	New York Stock Exchange
Huntsman International LLC	NONE	NONE	NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation	None
Huntsman International LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	Yes ⌧	No ◻
Huntsman International LLC	Yes ◻	No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation	Yes ◻	No ⌧
Huntsman International LLC	Yes ◻	No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Huntsman Corporation	Yes ⌧	No ◻
Huntsman International LLC	Yes ⌧	No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Huntsman Corporation	Yes ⌧	No ◻
Huntsman International LLC	Yes ⌧	No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Huntsman Corporation

Huntsman Corporation	Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging Growth Companies ☐
Huntsman International LLC	Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☐	Emerging Growth Companies ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Huntsman Corporation	Yes ◻	No ◻
Huntsman International LLC	Yes ◻	No ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Huntsman Corporation	Yes ☐	No ⌧
Huntsman International LLC	Yes ☐	No ⌧

On June 28, 2019, the last business day of the registrants’ most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$4,186,891,111(1)
Huntsman International LLC	Units of Membership Interest	NA(2)
(1)	Based on the closing price of $20.44 per share of common stock as quoted on the New York Stock Exchange.
(2)	All units of membership interest are held by Huntsman Corporation, an affiliate.

On January 31, 2020, the number of shares outstanding of each of the registrant’s classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	225,098,027
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days of

Huntsman Corporation’s fiscal year ended December 31, 2019.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2019 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2019 ANNUAL REPORT ON FORM 10-K

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

For convenience in this report, the terms “Company,” “our,” “us,” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to our “Company,” “we,” “us” or “our” as of a date prior to October 19, 2004 (the date of our formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, “Huntsman International” refers to Huntsman International LLC (our wholly-owned subsidiary) and, unless the context otherwise requires, its subsidiaries; “AAC” refers to Arabian Amines Company, our consolidated manufacturing joint venture with the Zamil Group; “HPS” refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); and “SLIC” refers to Shanghai Liengheng Isocyanate Investment BV (an unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies).

In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products. Many of these terms are defined in the Glossary of Chemical Terms found at the conclusion of “Part I. Item 1. Business” below.

Forward-Looking Statements

With respect to Huntsman Corporation, certain information set forth in this report contains “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements whether because of new information, future events or otherwise, except as required by securities and other applicable law.

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

RECENT DEVELOPMENTS

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our chemical intermediates businesses, which includes PO/MTBE, and our surfactants businesses (collectively, our “Chemical Intermediates Businesses”) to Indorama Ventures Holdings L.P. (“Indorama”) in a transaction valued at approximately $2 billion, comprising a cash purchase price of approximately $1.93 billion, which includes estimated adjustments to the purchase price for working capital, plus the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. The final purchase price is subject to customary post-closing adjustments. The net after tax cash proceeds are expected to be approximately $1.6 billion.  Following the transaction, we still retain a 49% interest in our Chinese joint venture with Sinopec, which continues to produce and market PO/MTBE. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our consolidated financial statements.

Icynene-Lapolla Acquisition

On December 5, 2019, we entered into an agreement with an affiliate of FFL Partners, LLC to acquire Icynene-Lapolla, a leading North American manufacturer and distributor of spray polyurethane foam insulation systems for residential and commercial applications. Icynene-Lapolla operates two manufacturing facilities located in Houston, Texas and Mississauga, Ontario. Under terms of the agreement, we agreed to pay $350 million, subject to customary closing adjustments, in an all-cash transaction to be funded from available liquidity. The transaction is expected to close in the first quarter of 2020. The acquired business is expected to be integrated into our Polyurethanes segment.

Acquisition of Remaining Interest in Sasol-Huntsman Joint Venture

On September 30, 2019, we acquired from Sasol, our former joint venture partner, the 50% noncontrolling interest that we did not own in the Sasol-Huntsman GmbH and Co. KG (“Sasol-Huntsman”) maleic anhydride joint venture. The joint venture owned a manufacturing facility in Moers, Germany with capacity to produce 230 million pounds of maleic anhydride. We paid Sasol $101 million, which included acquired cash, net of any debt. The purchase price was funded from a new 364-day term loan facility (“the 2019 Term Loan”). See “Note 15. Debt—Direct and Subsidiary Debt—Term Loan Credit Facility” to our consolidated financial statements.

Overview

We are a global manufacturer of differentiated organic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, digital inks, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes.

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. In August 2017, we separated our Titanium Dioxide and Performance Additives business (the “P&A Business”) through an initial public offering (“IPO”) of ordinary shares of Venator Materials PLC (“Venator”), formerly a wholly-owned subsidiary. Beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations. On December 3, 2018, we sold an additional 4% of Venator ordinary shares which allowed us to immediately deconsolidate Venator and account for our remaining ownership interest in Venator as an equity method investment using the fair value option. For more information, see “Note 4. Discontinued Operations and Business Disposition—Separation and Deconsolidation of Venator” to our consolidated financial statements. On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses, and, beginning in the third quarter of 2019, we reported the results of our Chemical Intermediates Businesses as discontinued operations. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our consolidated financial statements. In a series of transactions beginning in 2006, we sold or shut down substantially all of our Australian styrenics operations and our North American polymers and base chemicals operations. We also report the results of operations of these businesses as discontinued operations.

As of December 31, 2019, we employed approximately 10,000 associates worldwide, including approximately 1,000 employees associated with the Chemical Intermediates Businesses that was sold on January 3, 2020. Our revenues for the years ended December 31, 2019, 2018 and 2017 were $6,797 million, $7,604 million and $6,845 million, respectively.

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

Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. They are also used in refrigeration and appliance insulation, construction products, automotive, footwear, furniture, cushioning, specialized engineering applications.

			BMW, Electrolux, Firestone, Haier, Henkel, Lear, Louisiana Pacific, Norbord and Recticel	Benzene =>Nitrobenzene and Aniline
	Polyols	Polyols are combined with MDI and other isocyanates to create a broad spectrum of polyurethane products, such as rigid foam, flexible foam and other non-foam applications.		Mostly PO, some EO	Wanhua Chemical Group, BASF, Dow and Covestro
TPU

TPU is a high-quality, fully formulated thermal plastic that can be tailored with unique qualities. It can be used in injection molding and small components for automotive and footwear. It is also extruded into films, wires and cables for use in the coatings, adhesives, sealants and elastomers markets.

Isocyanate (such as MDI) and a polyol

Performance Products	Amines

Amines are a family of intermediate chemicals that are valued for their properties as a reactive agent, emulsifier, dispersant, detergent, solvent or corrosion inhibitor. Amines are used in polyurethane foam, fuel and lubricant additives, paints and coatings, composites, gas treatment, construction materials and personal care products

			Afton, Chevron Oronite, Ecolab, Evonik, Georgia-Pacific, Hexion, Infineum, Ingevity, Lubrizol, Olin and PPG	EO, PO, glycols, ethylene dichloride, caustic soda, ammonia, hydrogen, methylamines and acrylonitrile	BASF, Delamine, Dow, Eastman, Evonik, Nouryon and Tosoh
Maleic anhydride

Maleic anhydride is an intermediate chemical used primarily to produce unsaturated polyester resins (UPRs). UPRs are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and food acidulants.

			AOC, Ashland, Chevron Oronite, Cranston, Dixie, Ingevity, Lubrizol, MFG Chemical, Polynt-Reichhold and Tate & Lyle	Normal butane	Lanxess, INEOS, Bartek and Ashland

Advanced Materials	Technologically- advanced epoxy, acrylic and polyurethane-based polymer formulations

Aerospace and industrial adhesives; composites for aerospace, automotive, oil and gas and wind power generation; construction and civil engineering; industrial coatings; electrical power transmission; consumer electronics and DIY adhesives.

			Bodo Moeller, Freeman, Hilti, Nordex, Schneider, Siemens, Speed Fair, Syngenta, Tianjin and Sherwin Williams	BLR, epichlorohydrin, amines, polyols, isocyanates, acrylic materials, hardeners and fillers	Henkel, Sika, 3M, Sumitomo, Hexion, Elantas and Olin
High performance thermoset resins and curing agents

High performance chemical building blocks sold to formulators who develop formulations for aerospace, automotive, oil and gas, coatings, construction, electronics and electrical insulation applications.

			Cytec, Hexcel and Toray	Epichlorohydrin (ECH), amines, phenols, aminophenols and fatty acids	Hexion, Olin, Sumitomo and Evonik
	Base liquid resins (BLR), Base solid resins (BSR)	BLR is used internally and is the basic building block for many of our downstream products. Approximately 69% of what we produce is used internally and the rest is sold into the merchant market.	Akzo, Omya and Sherwin Williams	Epichlorohydrin, bisphenol A (BPA), BLR, MDA and phenol and aminophenols	Olin, Hexion, Kukdo and NanYa

Textile Effects	Chemicals, dyes & inks

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

			Esquel Group, Fruit of the Loom, Guilford Mills, Hanesbrands, Kahatex, Nice Dyeing, Sage Automotive, Tencate, Toray Group, Welspun Group, Y.R.C. Textiles and Zaber and Zubair	Thousands of raw materials, with no one representing more than 5% of raw material costs	Dyes: Archroma, DyStar, Longsheng, Runtu and Jihua Chemicals: Archroma, Nikka, Transfar/Tannatex, CHT and Rudolf Digital Inks: EFI/Reggiani, Dover/MS, JK Group, Sensient/Xennia, DuPont, DyStar and SPG

Polyurethanes

General

We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, polyols, and TPU (each discussed in more detail below under “—Products and Markets”). Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for specialty MDI and MDI-based polyurethane systems. Volume growth in our Polyurethanes segment has been driven primarily by the continued substitution of MDI-based products for other materials across a broad range of applications. We operate five primary polyurethane manufacturing facilities in the U.S., Europe and China. We also operate 29 strategically located downstream facilities, 25 of them are polyurethane formulation facilities, commonly referred to in the chemical industry as “systems houses,” located in close proximity to our customers worldwide, which enables us to focus on customer support, technical service and a differentiated product offering. We also operate a specialty polyol manufacturing facility focused on the insulation market and three downstream TPU manufacturing facilities in the U.S., Europe and China.

Our customers produce polyurethane products through the combination of an isocyanate, such as MDI, with polyols, which are derived largely from PO and EO. We are able to produce over 2,500 distinct MDI-based polyurethane products by modifying the MDI molecule through varying the proportion and type of polyol used and by introducing other chemical additives to our MDI formulations. As a result, polyurethane products, especially those derived from MDI, are continuing to replace traditional products in a wide range of end-use markets, including insulation in construction and appliances, cushioning for automotive and furniture, coatings, adhesives, wood binders for construction and furniture, footwear and other specialized engineering applications.

In 1992, we were the first global supplier of polyurethane chemicals to open a technical service center in China. We have since expanded this facility to include an integrated polyurethane formulations facility and a world-scale research and development campus. In January 2003, we entered into two related joint ventures to build MDI production and finishing facilities near Shanghai, China in Caojing. In June 2006, HPS, a consolidated joint venture, began production at our MDI finishing plant. In September 2006, SLIC, an unconsolidated joint venture, began production at the MNB, aniline and crude MDI plants. We completed capacity expansions of these facilities during the first quarter of 2018. These world-scale facilities strengthen our ability to service our customers in the critical Chinese market, the largest MDI market in the world, and will support the long-term demand growth that we believe this region will continue to experience. Additionally, in November 2012, we entered into an agreement with Sinopec to form a joint venture to build a world scale PO/MTBE plant in Nanjing, China utilizing proprietary PO/MTBE manufacturing technology. The facility was completed in early 2017 and beneficial commercial operations began in the second half of 2017. We own a 49% interest in the joint venture and account for our interest in the joint venture as an equity method investment.

Products and Markets

MDI is used primarily in rigid foam applications and in a wide variety of customized, higher-value flexible foam as well as coatings, adhesives, sealants and elastomers. Polyols, including polyether and polyester polyols, are used in conjunction with MDI in rigid foam, flexible foam and other non-foam applications. The following chart illustrates the range of product types and end uses for polyurethane chemicals. We produce MDI, polyols and TPU products and do not produce TDI products.

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

Our strategy is focused on growing our differentiated product offering (specialty MDI and polyols, formulated MDI systems and TPU), which requires a greater emphasis on formulating capability to help our downstream customers to meet the desired effect required in their applications. These differentiated products tend to require technical solutions, offer higher margins, lower volatility and are less dependent on industry utilization rates compared to sales of component MDI or component polyols.

MDI. MDI has grown substantially over the past three decades, increasing by a factor of 6% CAGR, well in excess of global GDP. MDI has a substantially larger market size and a higher growth rate than other polyurethane isocyanates. This is primarily because MDI can be used to make polyurethanes with a broader range of properties and can therefore be used in a wider range of applications. We believe that MDI and formulated MDI systems, which combine MDI and polyols, will continue to grow at approximately double the rate of global GDP driven by the mega trends of energy management, food preservation, demographics and urbanization/transportation. MDI offers key products benefits of energy efficiency, comfort and durability aligned with these megatrends. We believe that MDI and formulated MDI systems will continue to substitute for alternative materials such as fiberglass in insulation, phenol formaldehyde in wood binders and TDI in automotive and furniture. Specialty cushioning and insulation applications, thermoplastic polyurethanes and adhesives and coatings will further contribute to the continued growth of MDI. MDI experiences some seasonality in its sales reflecting its exposure to seasonal construction-related end markets such as insulation and composite wood products. Sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

TPU. TPU is a high-quality, fully formulated thermal plastic derived from the reaction of MDI or an aliphatic isocyanate with polyols to produce unique qualities such as durability, flexibility, strength, abrasion-resistance, shock absorbency and chemical resistance. We can tailor the performance characteristics of TPU to help meet the specific requirements of our customers. TPU is used in injection molding and small components for the automotive and footwear industries. It is also extruded into films for apparel, wires and cables for industrial use and in a wide variety of applications in the coatings, adhesives, sealants and elastomers markets.

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

Our strategic focus is on growing our differentiated (specialty MDI and polyols, formulated MDI-based systems and TPU) product offerings and the diagram below provides an overview of that focus with an approximation of the number of grades, formulations, products and stock keeping units which we produce and sell.

Typical EBITDA Margin
Component MDI
4
MDI Grades
10%
Crude MDI / Splitter
Differentiated MDI & MDI Systems
~150
MDI Grades
~1,300
MDI Formulations
Polyols
~2,500
Unique Products
~6,000
SKUs
30%
Spectrum of Differentiation
Low
High

Sales and Marketing

We market our polyurethane chemicals to over 6,000 customers in more than 90 countries. Our sales, marketing and technical resources are organized to support major regional markets and key end-use markets, some of which require a coordinated global approach, such as key accounts across the automotive sector. These key end-use markets include the commercial and residential insulation, appliance, automotive, footwear, furniture and coatings, adhesives, sealants and elastomers industries. We sell both directly and indirectly to customers, the latter via a network of distributors and agents who in turn sell our products to customers who cannot be served as cost effectively by our internal sales groups.

We provide a wide variety of polyurethane solutions as components (i.e., the isocyanate or the polyol) or in the form of “systems” in which we provide the total isocyanate and polyol formulation to our customers. Our ability to deliver a range of polyurethane solutions and technical support, which can be tailored for the needs of our customers, is critical to our long-term success. We have strategically located our downstream polyurethane systems houses close to our customers, enabling us to focus on customer support and technical service. We believe this customer support and technical service system contributes to customer retention and also provides opportunities for identifying further product and service needs of customers.

Our strategy is to grow the number and capability of our downstream facilities both organically and inorganically. As a result, we have made a number of “bolt-on” acquisitions in recent years to expand our downstream footprint and align with our strategic intent.

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

Manufacturing and Operations

Our world-scale MDI production facilities are located in Geismar, Louisiana; Rotterdam, The Netherlands; and through our joint ventures in Caojing, China. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities located in Geismar, Louisiana; Wilton, U.K.; and Caojing, China. We believe that this relative scale and product integration of our large facilities is necessary to provide cost competitiveness in MDI production. The following table sets forth the annual production capacity of polyurethane chemicals at select polyurethanes facilities:

	MDI		Polyols	TPU	Aniline		Nitrobenzene
	(millions of pounds)
Caojing, China	825	(1)
Geismar, Louisiana	1,060		160		706	(2)	1,000	(2)
Houston, Texas			168
Jinshan, China				44
Osnabrück, Germany			26	59
Ringwood, Illinois				28
Rotterdam, The Netherlands	1,036		190
Wilton, U.K.					783		1,045
Total	2,921		544	131	1,489		2,045

(1)    Represents our share of capacity from SLIC.

(2)    Represents our approximately 78% share of capacity under our consolidated Rubicon LLC manufacturing joint venture with Lanxess AG.

At our Geismar, Rotterdam and Caojing facilities we utilize sophisticated proprietary technology to produce MDI. This technology contributes to our position as a low-cost MDI producer.

Joint Ventures

Rubicon Joint Venture. Lanxess AG (“Lanxess”) is our joint venture partner in Rubicon LLC, which owns aniline, nitrobenzene and DPA manufacturing facilities in Geismar, Louisiana. We are entitled to approximately 78% of the nitrobenzene and aniline production capacity of Rubicon LLC, and Lanxess is entitled to 100% of the DPA production. In addition to operating the joint venture’s aniline, nitrobenzene and DPA facilities, Rubicon LLC operates our wholly-owned MDI, polyol and maleic anhydride facilities at Geismar and is responsible for providing other auxiliary services to the entire Geismar complex. As a result of this joint venture, we are able to achieve greater scale and lower costs for our products than we would otherwise have been able to obtain. Rubicon LLC is consolidated in our financial statements.

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

Chinese PO/MTBE Joint Venture. In November 2012, we entered into an agreement to form a joint venture with Sinopec. The joint venture involved the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. Beneficial commercial operations began during the second half of 2017.

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

In connection with the sale of the Chemical Intermediates Businesses to Indorama, we entered into a strategic agreement for the supply of PO in North America. In China, the Chinese PO/MTBE joint venture supplies PO into our downstream China business. The strategic supply of PO gives us access to competitively priced PO and the opportunity to develop polyols that enhance our range of MDI products.

Competition

Our major competitors in the polyurethane chemicals market include BASF, Covestro, Dow, and Wanhua Chemical Group. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based formulated polyurethane systems. Our downstream business is fragmented with different competitors in various markets and regions. Our competitors in downstream markets include Kingspan, Carlisle and Coim. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support, including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance, our ability to react quickly to changing customer needs and providing customers with innovative solutions to their needs.

Performance Products

General

Our Performance Products segment has leading global positions in the manufacture and sale of amines and maleic anhydride and serves a wide variety of consumer and industrial end markets. Our Performance Products segment is organized by region and product family: amines and maleic anhydride (including catalyst and licensing).

We produce a wide range of amines, many of which are sold into specialty markets such as epoxy curing agents, oil exploration and production, agrochemicals, and fuel and lubricant additives. We believe we are the largest global producer of polyetheramines, one of the largest producers of 2-(2-amino ethoxy) ethanol, sold under our DGA™ brand, the largest global producer making the full range of ethyleneamines, the second largest producer of morpholine and a leading global producer of low emission polyurethane catalysts. We are the only producer and largest supplier of propylene carbonate and ethylene carbonate in North America. Many of the markets for these products have growth rates in excess of global GDP.

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

Beginning in 2013, our Performance Products segment initiated a restructuring program to refocus its surfactants business in Europe. In connection with this program, in 2014 we completed the sale of our European commodity surfactants business, including the ethoxylation facility in Lavera, France to Wilmar. Additionally, in 2014 we ceased production at our Patrica, Italy surfactants facility. In December 2015, we announced plans for a reorganization of our commercial and technical functions and a refocused divisional business strategy to better position our segment for growth in coming years and we launched a program to capture growth opportunities, improve manufacturing cost efficiency and reduce inventories. In December 2016, we completed the sale of our European differentiated surfactants business to Innospec Inc. for $199 million in cash plus our retention of trade receivables and payables for an enterprise value of $225 million. In August 2019, we entered into an agreement with Indorama to sell our Chemical Intermediates Businesses, for a purchase price of $2.0 billion in cash plus the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. We completed this sale on January 3, 2020. In September 2019, we acquired from Sasol, our joint venture partner, the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. We paid Sasol $101 million, which included acquired cash, net of any debt.

We produce a variety of products at 10 Performance Products manufacturing facilities in North America, Europe, the Middle East and Asia.

Products and Markets

Amines. Amines are a family of intermediate chemicals that are produced by reacting ammonia, or an alkylamine, with various ethylene and propylene derivatives. Generally, amines are valued for their properties as a reactive agent, emulsifier, dispersant, solvent or corrosion inhibitor. Growth in demand for amines is highly correlated with GDP growth. However, certain segments of the amines market, such as polyetheramines, have historically grown at rates in excess of GDP growth due to new product development, technical innovation and end-use substitution. As amines are generally sold based upon the performance characteristics that they provide to customer-specific end-use applications, pricing does not generally fluctuate directly with movements in underlying raw materials. Our amines business is organized around the following product groups:

Product Group	Applications
Polyetheramines

Epoxy composites, polyurethane foams and insulation, construction and flooring, paints and coatings, lubricant and fuel additives, adhesives, agrochemicals, oilfield chemicals, printing inks and pigment dispersion

Ethyleneamines	Chemical building block used in lubricant and fuel additives, epoxy hardeners, wet strength resins, chelating agents and fungicides
Other specialty amines, including DGA™ Agent	Gas treating, agricultural chemicals, personal care, lubricant and fuel additives, polyurethane foams, fabric softeners, paints and coatings, refinery processing and water treating

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

Our amines are used in a wide variety of mainly industrial applications, including composites, paints and coatings, polyurethane foam, fuel and lubricant additives, and solvents. Our key amines customers include Afton, Chevron-Oronite, Ecolab, Evonik, Georgia-Pacific, Hexion, Infineum, Ingevity, Lubrizol, Olin, and PPG.

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

Product Group	Applications
Maleic anhydride	Boat hulls, automotive, construction, lubricant and fuel additives, countertops, agrochemicals, paper and food additives
Maleic anhydride catalyst and technology licensing	Maleic anhydride and 1-4 butanediol (BDO) and its derivatives, including polybutylene terephthalate (PBT) production

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

Sales and Marketing

We sell over 800 products to over 1,000 customers globally through our Performance Products regional sales and marketing organizations, which have extensive market knowledge, considerable chemical industry experience and well-established customer relationships.

In more specialty markets (e.g., lubricants, coatings, construction, agrochemicals, oilfield, automotive, gas treating and insulation), our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for ongoing differentiation in our development activities with our customers.

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

Manufacturing and Operations

Our Performance Products segment has the capacity to produce a variety of products at 10 manufacturing locations in North America, EAME, and Asia. These production capacities are as follows:

	Current capacity
	North
Product Area	America	EAME		APAC	Total
	(millions of pounds)
Amines	760	257	(1)	107	1,124
Maleic anhydride	340	231		—	571

Includes up to 30 million pounds of ethyleneamines that are made available from DowDuPont’s Terneuzen, The Netherlands facility by way of a long-term supply arrangement and 70 million pounds from AAC, our consolidated 50%-owned joint venture, located in Jubail, Saudi Arabia.

(1)    Includes up to 30 million pounds of ethyleneamines that are made available from Dow’s Terneuzen, The Netherlands facility by way of a long-term supply arrangement and 70 million pounds from AAC, our consolidated 50%-owned joint venture, located in Jubail, Saudi Arabia.

Our amines facilities are located globally. These facilities have a competitive cost base and use modern manufacturing units that allow for flexibility in production capabilities and technical innovation.

A number of our facilities are located within large integrated petrochemical manufacturing complexes. We believe this results in greater scale and lower costs for our products than we would be able to obtain if these facilities were stand-alone operations. These include our maleic anhydride facilities in Pensacola, Florida, Geismar, Louisiana and Moers, Germany and our ethyleneamines facility in Freeport, Texas.

Joint Ventures

Ethyleneamines Joint Venture. Since July 1, 2010, we have consolidated the results of AAC, our 50%-owned joint venture with the Zamil Group. AAC operates an ethyleneamines manufacturing plant in Jubail, Saudi Arabia. The plant has an approximate annual capacity of 70 million pounds. We purchase and sell all of the production from this joint venture.

Raw Materials

The main raw materials used in the production of our amines are EO, PO, glycols, EDC, caustic soda, ammonia, hydrogen, methylamines and acrylonitrile. The majority of these raw materials are available from multiple sources in the merchant market at competitive prices.

Maleic anhydride is produced by the reaction of normal butane with oxygen using our proprietary catalyst. The principal raw material is normal butane, which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge, to our facility in Geismar, Louisiana via pipeline and to our Moers, Germany site by railcar. Our maleic anhydride catalyst is toll manufactured by a third party according to our proprietary methods. These raw materials are available from multiple sources at competitive prices.

Competition

There are a small number of competitors for many of our amines due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Our global competitors include BASF, Delamine, Dow, Evonik, Nouryon and Tosoh. We compete primarily on the basis of product performance, new product innovation and, to a lesser extent, on the basis of price.

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

Advanced Materials

General

Our Advanced Materials segment is a leading global manufacturer and marketer of technologically-advanced epoxy, acrylic and polyurethane-based polymer products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of industrial and consumer applications. Our products are used either as replacements for traditional materials or in applications where traditional materials do not meet demanding engineering specifications. For example, structural adhesives are used to replace metal rivets and advanced composites are used to replace traditional aluminum panels and other steel materials to lighten structures in aerospace, automotive and other transportation. Our Advanced Materials segment is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

We operate synthesis, formulating and production facilities in North America, Europe, Asia and South America. We sell to nearly 1,700 customers in the following end markets: aerospace, automotive, liquid natural gas transport, coatings and construction, printed circuit boards, consumer, industrial and automotive electronics, consumer and industrial appliances, wind power generation, consumer/do it yourself (“DIY”), electrical power transmission and distribution, recreational sports equipment, medical appliances and food and beverage packaging.

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

ARALDITE® is an important brand in high-performance adhesive technologies. We offer formulation expertise in various chemistries, including epoxies, polyurethanes, methacrylates and phenolics. Our materials address requirements such as long open times for large area applications, fast-curing adhesives for early removal and rapid through-put, resistance to high temperature, water and chemicals, thixotropy for gap-filling or vertical applications, and toughness, impact-resistance and elasticity to cope with different thermal expansions when bonding larger structures. Our adhesives are used in a large variety of industrial applications and in the consumer/DIY market.

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

Sales and Marketing

We maintain multiple routes to market to service our diverse and fragmented customer base throughout the world. These routes to market range from using our own direct sales force, technically-oriented distribution to mass distribution. Our direct sales force focuses on engineering solutions for our major customers who purchase significant amount of product. We use technically-oriented specialist distributors to augment our sales effort in niche markets and applications where we do not believe it is appropriate to develop direct sales resources. We use mass general distribution channels to sell our products into a wide range of general applications where technical expertise is less important, which reduces our overall selling expenses. We believe our use of multiple routes to market enables us to reach a broader customer base at an efficient cost.

We conduct sales activities through dedicated regional sales teams in EMEAI, Asia and the Americas. Our global customers are covered by key account managers who are familiar with the specific requirements of these customers. The management of long-standing customer relationships is critical to the sales and marketing process.

For our consumer/DIY range, with the exception of the Indian market, we have entered into branding and distribution arrangements. Under these arrangements, our distribution partners fund advertising and sales promotions, negotiate and sell to major retail chains, own inventories and provide store deliveries (and sometimes shelf merchandising) for ARALDITE® branded, ready-to-sell packaged products.

Manufacturing and Operations

We are a global business serving customers in three principal geographic regions: EAMEI, Asia and the Americas. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Description of Facility
Location	Synthesis	Formulations
Bad Säckingen, Germany		✓
Bergkamen, Germany	✓
Duxford, U.K.	✓	✓
East Lansing, Michigan		✓
Ho Chi Minh City, Vietnam		✓
Los Angeles, California		✓
McIntosh, Alabama	✓	✓
Monthey, Switzerland	✓	✓
Pamplona, Spain	✓
Panyu, China(1)	✓	✓
Taboão da Serra, Brazil		✓

(1)    95%-owned and consolidated manufacturing joint venture with Guangzhou Sheng’an Package Company Limited.

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

Competition

The markets in which our Advanced Materials segment competes are diverse and require an appropriate human capital and asset footprint to compete effectively. The competitive intensity, capital investment and development of proprietary technology and maintenance of product research and development are all market specific. We operate dedicated technology centers in Basel, Switzerland; The Woodlands, Texas; and Shanghai, China in support of our product and technology development. Among our competitors are some of the world’s largest chemical companies with integrated raw material value chains to formulation companies that leverage intellectual and highly proprietary technology for problem solving.

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

Coatings and Construction. Our long-standing position in these markets is served by our specialty resins and additives. Our additives and specialty resins offerings, including epoxy hardeners and high solid or water based components, are value-added products that allow our customers to differentiate their own products. Our major competitors include AirProducts / Evonik, Allnex, Hexion, BASF, EMS, Nissan and Kukdo.

Wind and Base Resins. The wind market for thermoset resins is being driven by light weighting and energy efficiency and our product offering with standard products and custom-made formulations allows for competitively priced solutions backed by an effective supply chain. The market for basic liquid and solid epoxy resins is driven by global supply-and-demand and industry consolidation and rationalization continues as a trend as macro-economic factors affect profitability and supply balance. Our major competitors in these markets include OLIN, Hexion, NanYa, Kukdo, Chang Chun and Adytia Birla.

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

We market products to customers in multiple end-markets, including consumer fashion apparel, sportswear, career and uniform apparel, military, automotive, home and institutional textiles and furnishings, carpet and other functional textiles. Competition within these markets is generally fragmented with few competitors who can offer complete solutions for each market. We develop and adapt our technology and our applications expertise for new markets and new applications to improve our competitive offering. Increased environmental regulations, particularly in many parts of Asia, and consumer awareness about the environmental impact of the apparel industry has resulted in increased demand for sustainably produced textiles. We are at the forefront of developing sustainable textiles with advanced technology such as non-fluorinated durable water repellence, and eco-friendly digital printing. Our award-winning AVITERA® reactive dyeing technology meets global industry environmental standards and helps textile mills increase yield, improve productivity and reduce processing costs by significantly reducing water and energy consumption. We operate 11 synthesis and formulation production sites in Asia, Europe and the Americas.

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

We own a portfolio of digital inks brands, such as LANASET® and TERASIL®, used for inks primarily for apparel and sportswear, and LYOSPERSE®, TERASIL® and NOVACRON®, used for inks for apparel and home textiles. We also have digital ink solutions designed for the fast-growing segments of soft-signage and technical textiles.

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

Home and institutional textiles include bed linen, towels, curtains, carpets, upholstery, mattress ticking and other textiles that are used within the home or institutions, such as hotels. Dyes, chemicals and digital ink technology for these applications enhance color and shape durability, comfort, prevent color fading and enable limitless design possibilities for consumers. Optical brighteners and other pretreatment products provide “bright white” effects for towels and sheeting.

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

Our Textile Effects segment is at the forefront of the emerging trend in digital textile printing, including the time-to-market pressures of rapidly changing fashion trends and environmental concerns. The segment’s range of digital ink solutions covers cotton, polyester, silk and other types of fiber blends. The innovative and sustainable digital ink technology is designed to help mills improve process efficiency, print reliability and improve overall environmental performance.

Sales and Marketing

During 2019, approximately 64% of our sales were generated with approximately 1,600 direct customers through our global sales and technical services network and the remaining 36% is generated through our distribution partners. Our sales and technical services representatives work directly with our existing customers forming strong relationships and uncovering new opportunities. Demand for our products is subject to fabric trends and seasonal changes in connection with summer and winter fashion trends. As such, sales generally peak in the second quarter of the year as textile mills prepare for the winter fashion trends which tend to use darker shades and heavier fabric, thereby using more of our products.

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

For our textile effects products, we focus on providing effect competence and process competence to our customers. Effect competence, which we define as delivering value-added effects to our customers’ products, enables us to capitalize on new and innovative technologies and to assist our customers in their efforts to differentiate themselves from competitors. Process competence, which we define as applying know-how and expertise to improve customers’ processes, allows us to utilize our technical service to reduce cost, enhance efficiency and offer recommendations to improve the ecological and environmental footprint in the wet processing of textiles.

We maintain strong customer relationships through the delivery of high levels of technical service and product innovation. There are 12 technical services laboratories in North America, South America, Europe and Asia that are close to our customers in these markets, which enables us to serve our customers with greater speed and flexibility.

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

Description of Facility
	Textile Chemicals		Textile Dyes		Inks
Location	Synthesis	Formulation	Synthesis	Formulation	Formulation
Atotonilquillo, Mexico	✓	✓	✓	✓
Baroda, India		✓	✓	✓
Bogota, Colombia		✓
Charlotte, North Carolina		✓
Fraijanes, Guatemala		✓
Gandaria, Jakarta, Indonesia		✓		✓
Hangzhou, China		✓
Langweid am Leich, Germany	✓	✓			✓
Panyu, China(1)	✓	✓
Samutsakorn (Mahachai), Thailand			✓	✓	✓
Taboão da Serra, Brazil		✓			✓
(1)	95%-owned and consolidated manufacturing joint venture with Guangzhou Sheng’an Package Company Limited.

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

Competition

We are a major global solutions provider for textile chemicals, dyes and digital inks in our chosen markets. Competition within the textile chemicals and dyes markets is generally fragmented with few competitors who can offer complete solutions for the entire textile markets. Key competitors within dyes include Archroma, Longsheng, Runtu, Jihua and DyStar. Key competitors within textile chemicals include Archroma, Nikka, Transfar/Tannatex, CHT and Rudolf. Key competitors within digital inks include Dover/MS, JK Group, Sensient/Xennia, DuPont, EFI/Reggiani, DyStar and SPG.

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

INTELLECTUAL PROPERTY RIGHTS

Proprietary protection of our processes, apparatuses and other technology and inventions is important to our businesses. We own approximately 2,830 unexpired patents and have approximately 1,010 patent applications (including provisionals) currently pending. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

We have associated brand names with a number of our products, and we have approximately 4,110 trademark registrations and 190 pending trademark applications globally. These registrations and applications include extensions of protection under the Madrid system for the international registration of marks. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

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

EMPLOYEES

As of December 31, 2019, we employed approximately 10,000 associates in our operations around the world, including approximately 1,000 employees associated with the Chemical Intermediates Businesses that was sold on January 3, 2020. Approximately 3,000 of these employees are located in the U.S., while approximately 7,000 are located in other countries.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to occupational health and safety, process safety, pollution, protection of the environment and natural resources, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, or injunctions limiting or prohibiting our operations altogether. In addition, some environmental laws may impose liability on a strict, joint and several basis. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations and make significant environmental compliance expenditures. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities. Information related to environmental, health and safety (“EHS”) matters may also be found in other areas of this report including “—Item 1A. Risk Factors,” “Note 2. Summary of Significant Accounting Policies—Environmental Expenditures” to our consolidated financial statements and “Note 22. Environmental Health and Safety Matters” to our consolidated financial statements.

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

Regulatory Matters

Greenhouse Gas Regulation and Climate Change

Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, which may be contributing to changes in the earth’s climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union (the “EU”), agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the EU GHG Emissions Trading System (“ETS”), established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, continues in its third phase. The EU parliament has used a process to formalize “backloading”—the withholding of GHG allowances during the trading period from 2014 to 2016 with additional allowances auctioned during 2019 to 2020—to prop up carbon prices. As backloading is only a temporary measure, a sustainable solution to the imbalance between supply and demand requires structural changes to the ETS. To that end, the European Commission established a market stability reserve to address the current surplus of allowances and improve the system’s resilience that started operating in 2019. In addition, the EU has announced the binding target to reduce domestic GHG emissions by at least 40% below the 1990 level by 2030. The EU has set a binding target of increasing the share of renewable energy to at least 27% of the EU’s energy consumption by 2030, and additional proposals have been made to increase the target to 35%.

In addition, at the 2015 United Nations Framework Convention on Climate Change in Paris, the U.S. and nearly 200 other nations entered into an international climate agreement, which went into effect in November 2016 (the “Paris

Agreement”). Although the agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. However, in August 2017 the U.S. informed the United Nations that it is withdrawing from the Paris Agreement. The Paris Agreement provides for a four-year exit process, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. Additionally, in response to the United States’ withdrawal announcement, various corporations, investors, and U.S. state and local governments have publicly pledged to further the goals of the Paris Agreement.

Domestic efforts to curb GHG emissions are being led by the U.S. Environmental Protection Agency’s (the “EPA”) GHG regulations and similar programs of certain states. To the extent that our domestic operations are subject to the EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the Clean Air Act’s (the “CAA”) requirements for pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

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

GLOSSARY OF CHEMICAL TERMS

BDO—butane diol

BLR—base liquid resin

DGA® Agent—DIGLYCOLAMINE® agent

DPA—diphenylamine

EDC—ethylene dichloride

EG—ethylene glycol

EO—ethylene oxide

MDA—methylene dioxy amphetamine

MDI—methyl diphenyl diisocyanate

MNB—mononitrobenzene

MTBE—methyl tertiary-butyl ether

PBT—polybutylene terephthalate

PO—propylene oxide

Polyols—a substance containing several hydroxyl groups. A diol, triol and tetrol contain two, three and four hydroxyl groups, respectively.

TDI—toluene diisocyanate

TPU—thermoplastic polyurethane

UPR—unsaturated polyester resin

ITEM 1A.  RISK FACTORS

Any of the following risks could materially and adversely affect our business, results of operations, financial condition and liquidity.

RISKS RELATED TO OUR BUSINESS

Our industry is affected by global economic factors, including risks associated with volatile economic conditions.

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

Unplanned production disruptions may occur for external reasons including natural disasters, weather, disease, strikes, transportation interruption, government regulation, political unrest or terrorism, or internal reasons, such as fire, unplanned maintenance or other manufacturing problems. For example, the recent emergence of a novel strain of coronavirus in the city of Wuhan and the Hubei province of China has resulted in certain emergency measures to combat the spread of the virus, including extension of the Lunar New Year holidays, implementation of travel bans and closure of factories and businesses. While the full impact of the outbreak is unknown at this time, we have restricted employee travel to China and idled our manufacturing facilities in the country as a safety precaution. Any significant production disruption could have a material impact on our operations, operating results and financial condition.

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

It remains unclear how the U.S. Administration or foreign governments will act with respect to tariffs, international trade agreements and policies. For example, any future withdrawal or renegotiation of trade agreements, or the failure to reach agreement over trade agreements, or the imposition of new or increased tariffs, or the more aggressive prosecution of trade disputes with countries like China, may increase costs or reduce profitability, or adversely affect our ability to operate our business and execute our growth strategy. As result, a trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers' costs, demand for our customers’ products, and/or the global economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

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

We operate in a significant number of jurisdictions, which contributes to the volatility of our effective tax rate. Changes in tax laws or the interpretation of tax laws in the jurisdictions in which we operate may affect our effective tax rate. In addition, generally accepted accounting principles in the U.S. (“GAAP” or “U.S. GAAP”) have required us to place valuation allowances against our net operating losses and other deferred tax assets in certain tax jurisdictions. These valuation allowances result from analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre-tax operating losses in specific tax jurisdictions. Changes in valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions or changes in tax laws may dictate the continued imposition of current valuation allowances and, potentially, the establishment of new valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations. Furthermore, certain foreign jurisdictions may take actions to delay our ability to collect value-added tax refunds.

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

In August 2017, we separated the P&A Business through an IPO of ordinary shares of Venator, formerly a wholly-owned subsidiary. On December 3, 2018, we sold an aggregate of 4,334,389, or approximately 4%, of Venator ordinary shares. Following this transaction, we retained approximately 49% ownership in Venator, and we elected the fair value option to account for our equity method investment in Venator post deconsolidation, in which case the investment balance is marked to fair value each reporting period and the impact of changes in fair value of the equity method investment are reported in earnings. Under this approach, our results of operations and equity method investment in Venator could fluctuate significantly depending upon the changes in market value of Venator common stock. Specifically, the market price for Venator’s ordinary shares has been highly volatile, and the market from time to time has experienced significant price fluctuations. For example, during the year ended December 31, 2019, Venator’s stock price ranged from a low of $1.85 to a high of $7.24. As result, the cyclicality and volatility of Venator’s stock price can result in significant fluctuations in our results of operations and equity method investment from quarter to quarter.

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

The implementation of strategies for growth and change may create additional risks, including:

●	diversion of management time and attention away from existing operations;
●	requiring capital investment that could otherwise be used for the operation and growth of our existing businesses;
●	disruptions to important business relationships;
●	increased operating costs;
●	limitations imposed by various governmental entities; and
●	difficulties due to lack of or limited prior experience in any new markets we may enter.

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

We have completed a number of acquisitions and we will continue to acquire additional businesses and enter into joint ventures as part of our business strategy. Growth through acquisitions and joint ventures involves risks, including:

●	inability to efficiently operate new businesses or to integrate acquired businesses and products;
●	inability to accurately predict delays in realizing the costs and benefits of acquisitions, partnerships, or joint ventures;
●	unexpected losses of customers or suppliers of an acquired or existing business;
●	difficulties in retaining key employees of acquired businesses;
●	difficulties in realizing projected synergies;
●	inability to efficiently operate new businesses or to integrate acquired businesses and products;
●	inability to accurately predict delays in realizing the costs and benefits of acquisitions, partnerships, or joint ventures;
●	unexpected losses of customers or suppliers of an acquired or existing business;
●	difficulties in retaining key employees of acquired businesses;
●	difficulties in realizing projected synergies; and
●	exposure to unanticipated liabilities, including unexpected environmental exposures, product liability or illegal activities conducted by an acquired company or a joint venture partner.

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

While we have invested and will continue to invest in technology security initiatives and disaster recovery plans, we may not be able to implement measures that will protect against all the significant risks to our information technology systems. We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. Current employees have, and former employees may have, access to a significant amount of information regarding our operations which could be disclosed to our competitors or otherwise used to harm us. Moreover, our operations in certain locations, such as China, may be particularly vulnerable to security attacks or other problems. Any breach of our security measures could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business. In addition, we could be required to expend significant additional efforts to respond to information technology issues or to protect against threatened or actual security breaches.

Finally, data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the EU adopted a new regulation that became effective in May 2018, the General Data Protection Regulation (“GDPR”), which requires companies to meet new regulations regarding the handling of personal data. Our failure to successfully implement or comply with appropriate processes to adhere to the GDPR requirements could result in substantial fines or penalties and legal liability which could tarnish our reputation.

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

Our failure to comply with any of our debt covenants, or our failure to make payments of principal or interest on our debt, could result in a default, or trigger cross-default or acceleration provisions, under our debt agreements. An event of default could result in our debt obligations becoming immediately due and payable, cause our creditors to terminate their lending commitments. Any of the foregoing occurrences could have a material adverse effect on our business, results of operations and financial condition. For more information regarding our debt covenants, see “Note 15. Debt—Compliance with Covenants” to our consolidated financial statements.

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

Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, in the U.S., the EPA finalized revisions to its Risk Management Program in January 2017. The revisions include new requirements for certain facilities to perform hazard analyses, third-party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information. The EPA proposed to delay the rule’s effect until February 2019; however, a ruling by the U.S. Court of Appeals for the D.C. Circuit on September 21, 2018 made the Risk Management Program rule amendment effective immediately. The EPA finalized a reconsideration rule on November 20, 2019 that rescinded several of the 2017 revisions to the Risk Management Program rule. The U.S. Occupational Safety and Health Administration had previously announced that it was considering changes to its Process Safety Management standards that parallel EPA’s Risk Management Program; but additional action appears unlikely at this time. In addition, TSCA reform legislation was enacted in June 2016, and the EPA has begun the process of issuing new chemical control regulations. EPA issued several final rules in 2017 and 2018 under the revised TSCA related to existing chemicals, including the following: (i) a rule to establish EPA’s process and criteria for identifying chemicals for risk evaluation; (ii) a rule to establish EPA’s process for evaluating high priority chemicals and their uses to determine whether or not they present an unreasonable risk to health or the environment; and (iii) a rule to require industry reporting of chemicals manufactured or processed in the U.S. over the past 10 years. In April 2019, EPA proposed a revision to its Chemical Data Reporting rule under TSCA, which would change reporting requirements. The EPA has also released its framework for approving new chemicals and new uses of existing chemicals. Under the framework, a new chemical or use presents an unreasonable risk if it exceeds set standards. Such a finding could result in either the issuance of rules restricting the use of the chemical being evaluated or in the need for additional testing. The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

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

Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials, or from disposal activities that pre-dated our purchase of our businesses. We may therefore incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future EHS laws.

Regulatory requirements to reduce GHG emissions could have an adverse effect on our results of operations.

Our operations are increasingly subject to regulations that seek to reduce emissions of GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth’s climate. There are existing efforts to address GHG emissions at the international, national, and regional levels. For example, the 2015 Paris climate summit agreement, which entered into force in November 2016, resulted in voluntary commitments by numerous countries to reduce their GHG emissions. However, the U.S. notified the United Nations in August 2017 that it will be withdrawing from the agreement, which provides for a four-year exit process. The EU also regulates GHGs under the EU ETS and China has established its own country-wide GHG cap and trade program. Domestically, the EPA issued its final Clean Power Plan rules in 2015 that establish carbon pollution standards for power plants, called CO2 emission performance rates. This rule has been challenged in court and the EPA announced in October 2017 that it intended to repeal and potentially replace the Clean Power Plan. On August 21, 2018, the EPA proposed the Affordable Clean Energy (“ACE”) rule to replace the 2015 Clean Power Plan, which was stayed by the U.S. Supreme Court and has never gone into effect. In June 2019, EPA finalized ACE rule, which established emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. Such rules and agreements may affect the long-term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. These various regulations and agreements may result in increased costs to purchased energy, additional capital costs for installation or modification of GHG emitting equipment, and additional costs associated directly with GHG emissions (such as cap and trade systems or carbon taxes), which are primarily related to energy use. Compliance with these regulations and any more stringent restrictions in the future may increase our operational costs.

In addition, most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur in areas where we or our clients operate, they could have an adverse effect on our assets and operations.

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

Economic conditions and regulatory changes following the United Kingdom's exit from the EU could adversely impact our operations, operating results and financial condition.

On January 31, 2020, the United Kingdom (the "U.K.”) officially departed from the European Union (“EU”) and entered into an implementation period. At the end of this 11-month implementation period, the U.K. will depart from the EU customs union and single market.  Since June 2016, the uncertainty around the Brexit triggered short-term and potentially long-term financial volatility, including a decline in the value of the pound sterling in comparison to both the U.S. dollar and euro, and its indirect effect on the relationship between the U.S. dollar and the euro. The future effects of Brexit will depend on the final agreements the U.K. makes to retain access following the implementation period to the EU or other markets. Given the lack of comparable precedent, it remains unclear what financial, trade and legal implications the withdrawal of the U.K. from the EU would have and how such withdrawal would affect our Company, although any increase in duties and tariffs between the U.K. and the rest of the EU would be immediately damaging to the profitability and in some cases viability of exports of our products between those regions and, over the long term, might result in the need to relocate major manufacturing assets from one region to the other.

While we are not experiencing any material immediate adverse impact on our financial condition as a result of Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the EU.

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

Our joint venture with Sinopec produces MTBE, an oxygenate that is blended with gasoline to reduce vehicle air emissions and to enhance the octane rating of gasoline. Because of the allegations that MTBE has contaminated some water supplies, its use has become controversial in the U.S. and elsewhere, and its use has been effectively eliminated in the U.S. market. Our joint venture currently markets MTBE, either directly or through third parties, to gasoline additive customers located outside the U.S. This business has been profitable to us over time, and legislative or regulatory initiatives or changing consumer opinion outside the U.S. restricting MTBE or changing consumer opinion could materially adversely affect our ability to market and sell MTBE and our profitability. In 2017, China announced that it would implement a mandate to use gasoline containing 10% ethanol by 2020. We expect MTBE prices in China to continue facing downward pressure as a result of downstream refiners and blenders reduce operations in line with strong government initiative to improve environment in the country.

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

With respect to our domestic pension and postretirement benefit plans, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances in accordance with the Employee Retirement Income Security Act of 1974, as amended. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding and, under certain circumstances, the liability could be senior to our notes. With respect to our foreign pension and postretirement benefit plans, the effects of underfunding depend on the country in which the pension and postretirement benefit plan is established. For example, in the U.K. and Germany semi-public pension protection programs have the authority in certain circumstances to assume responsibility for underfunded pension schemes, including the right to recover the amount of the underfunding from us.

Our debt level, a portion of which is subject to variable interest rates, makes us vulnerable to downturns and may limit our ability to respond to market conditions, to obtain additional financing or to refinance our debt.

As of December 31, 2019, our total consolidated outstanding debt was $2,389 million (including current portion of debt); our debt to total capitalization ratio was approximately 44%; our combined outstanding variable rate borrowings were approximately $328 million; and our current portion of debt totaled $212 million. Our debt level and the fact that a portion of our cash flow is required to make payments on our debt could have important consequences for our business, including but not limited to the following:

●	we may be more vulnerable to business, industry or economic downturns, making it more difficult to respond to market conditions;
●	cash flow available for other purposes, including the growth of our business, may be reduced;
●	our ability to refinance or obtain additional financing may be constrained, particularly during periods when the capital markets are unsettled;
●	our competitors with lower debt levels may have a competitive advantage relative to us; and
●	part of our debt is subject to variable interest rates, which makes us more vulnerable to increases in interest rates (for example, a 1% increase in interest rates, without giving effect to interest rate hedges or other offsetting items, would increase our annual interest rate expense by approximately $3 million).

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

Certain provisions contained in our certificate of incorporation and bylaws, as well as certain provisions of Delaware law, could make it more difficult for a third party to acquire control of our Company, even if some of our stockholders were to consider such a change of control to be beneficial. Our certificate of incorporation also authorizes our Board of Directors to issue preferred stock without stockholder approval. Therefore, our Board of Directors could elect to issue preferred stock that has special voting or other rights that could make it even more difficult for a third party to acquire us, which may reduce or eliminate your ability to sell our common stock at a price higher than the current market value.

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

ITEM 2. PROPERTIES

We own or lease chemical manufacturing and research facilities in the locations indicated in the list below, which we believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and in many foreign countries. Our principal executive offices are located at 10003

Woodloch Forest Drive, The Woodlands, Texas 77380. The following is a list of material properties where manufacturing, research and main office facilities are located.

Location	Business Segment	Description of Facility

The Woodlands, Texas(1)	Various	Executive Offices, Operating Headquarters, Global Technology Center and Shared Services Center
Kuala Lumpur, Malaysia(1)	Various	Shared Services Center
Mumbai, India(1)	Various	Technology Center, Administrative Offices, Labs and Shared Services Center
Sao Paulo, Brazil(1)	Various	Administrative Offices and Accounting Shared Services Center
Geismar, Louisiana(2)	Polyurethanes and Performance Products	MDI, Nitrobenzene(2), Aniline(2), Polyols and Maleic Anhydride Manufacturing Facilities, Polyurethane Systems House
Rotterdam, The Netherlands(1)	Polyurethanes and other various	MDI Manufacturing Facility, Polyols Manufacturing Facilities, Polyurethane Systems House and Accounting Shared Services Center
Caojing, China	Polyurethanes	MDI Finishing Facilities
Caojing, China(3)	Polyurethanes	Precursor MDI Manufacturing Facility
Jinshan, China(1)	Polyurethanes	TPU Manufacturing Facility
Deer Park, Australia	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House and Technology Center
Ternate, Italy	Polyurethanes	Polyurethane Systems House and Technology Center
Shanghai, China(1)	Polyurethanes, Performance Products and Advanced Materials	Polyurethane Systems House, Global Technology Center, Performance Products Regional Headquarters and Shared Services Center
Azeglio, Italy	Polyurethanes	Polyurethane Systems House
Pune, India(1)	Polyurethanes	Polyurethane Systems House
Buenos Aires, Argentina(1)	Polyurethanes	Polyurethane Systems House
Samutprakarn, Thailand(1)	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey(4)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Canada	Polyurethanes	Polyurethane Systems House
Obninsk, Russia	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(5)	Polyurethanes	Polyurethane Systems House
Georgsmarienhütte, Germany	Polyurethanes	Polyurethane Systems House
Castelfranco Emilia, Italy	Polyurethanes	Polyurethane Systems House
Dubai, United Arab Emirates	Polyurethanes	Polyurethane Systems House
Arlington, Texas	Polyurethanes	Polyurethane Systems House
Boisbriand, Canada	Polyurethanes	Polyurethane Systems House
King’s Lynn, U.K.(1)	Polyurethanes	Polyurethane Systems House
Ho Chi Minh City, Vietnam(1)	Polyurethanes and Advanced Materials	Polyurethane Systems House and Formulating Facility
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane and Performance Products Regional Headquarters, Global Technology Center and Shared Service Center
Houston, Texas(1)	Polyurethanes	Polyols Manufacturing Facility
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Wilton, U.K.	Polyurethanes and other various	Aniline and Nitrobenzene Manufacturing Facilities
Nanjing, China(6)	Polyurethanes	PO and MTBE Manufacturing Facilities
Port Neches, Texas	Performance Products	Amines Manufacturing Facility
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(7)	Performance Products	Amines Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Moers, Germany(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Formulating and Synthesis Facility
Pamplona, Spain	Advanced Materials	Synthesis Facility
McIntosh, Alabama	Advanced Materials	Formulating and Synthesis Facility
Bad Saeckingen, Germany	Advanced Materials	Formulating Facility

Location	Business Segment	Description of Facility

Duxford, U.K.	Advanced Materials	Formulating and Synthesis Facility
Taboão da Serra, Brazil	Advanced Materials, Polyurethanes and Textile Effects	Formulating Facility, Labs, Polyurethane Systems House and Chemicals and Inks Formulations Facility
Panyu, China(1)(8)	Advanced Materials and Textile Effects	Formulating and Synthesis Facility, Technology Center and Shared Services Center
East Lansing, Michigan	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Merrimack, New Hampshire(1)	Advanced Materials	Research Facility
Basel, Switzerland	Advanced Materials and Textile Effects	Advanced Materials Regional Headquarters, Technology Center
Langweid am Leich, Germany	Textile Effects	Chemicals Synthesis and Chemicals and Inks Formulation Facility
Charlotte, North Carolina	Textile Effects	Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand	Textile Effects	Textiles Dyes Synthesis and Dyes and Inks Formulations Facility
Atotonilquillo, Mexico	Textile Effects	Textile Dyes and Chemicals Synthesis and Formulations Facility
Baroda, India	Textile Effects	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Effects and Polyurethanes	Textile Dyes and Chemicals Formulations Facility and Polyurethane Systems House
Fraijanes, Guatemala	Textile Effects	Chemicals Formulations Facility
Bogota, Colombia	Textile Effects	Chemicals Formulations Facility
Hangzhou, China(1)	Textile Effects	Chemicals Formulations Facility
Singapore(1)	Textile Effects and other various	Textile Effects Headquarters and Administrative Offices
Wynyard, U.K.(1)	Various	Administrative Offices
(1)	Leased land and/or building.
(2)	The ownership of the Geismar facility is as follows: we own 100% of the MDI, polyol and maleic anhydride facilities, and Rubicon LLC, a consolidated manufacturing joint venture with Lanxess in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon LLC is a separate legal entity that operates both the assets that we own jointly with Lanxess and our wholly owned assets at Geismar.
(3)	35% interest in SLIC, our unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies.
(4)	On September 18, 2019, we experienced a fire at the Huntsman EMA polyurethane systems house in Istanbul, Turkey.
(5)	51%-owned consolidated manufacturing joint venture with Basic Chemicals Industries Ltd.
(6)	49% interest in Nanjing Jinling Huntsman New Material Co., Ltd., our unconsolidated manufacturing joint venture with Sinopec. Beneficial commercial operations began during the second half of 2017.
(7)	50% interest in AAC, our consolidated manufacturing joint venture with the Zamil Group.
(8)	95%-owned consolidated manufacturing joint venture with Guangzhou Sheng’an Package Company Limited.

ITEM 3. LEGAL PROCEEDINGS

Rockwood Litigation

On February 6, 2017, we filed a lawsuit in New York state court against Rockwood Holdings, Inc. (“Rockwood”), Albemarle Corporation (as Rockwood’s successor) and certain former Rockwood executives to recover damage for fraud and breach of contract. During the commissioning of a new Venator production facility in Augusta, Georgia (the “Augusta Facility”) for the synthesis of iron oxide pigments, the Augusta Facility experienced delays producing products at the expected specifications and quantities, raising questions regarding the capabilities of the technology we acquired from Rockwood in October 2014. In May 2018, Venator implemented a plan to cease using certain portions of the Augusta Facility and incurred significant restructuring expenses. The case is currently in arbitration, and we are seeking various forms of legal remedy, including compensatory damages, punitive damages, expectation damages, consequential damages and restitution. Venator is not party to the suit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is information concerning our executive officers and significant employees as of the date of this report.

Peter R. Huntsman, age 56, is Chairman of the Board, President and Chief Executive Officer of our Company. Peter R. Huntsman has served as Chairman of the Board since January 2018 and as a director of our company and affiliated companies since 1994. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. Mr. Huntsman currently serves as Chairman of the Board and a director of Venator Materials PLC, which separated from our Company in 2017.

Sean Douglas, age 55, is Executive Vice President and Chief Financial Officer. Mr. Douglas was appointed to this position in January 2017. Mr. Douglas was previously Vice President, Corporate Development and Treasurer from July 2015 to July 2016. Mr. Douglas left the Company in July 2012 to perform charitable services and rejoined the Company in July 2015. He previously served as our Vice President, Corporate Development from December 2009 until July 2012. Mr. Douglas served as Vice President and Treasurer from 2002 to December 2009, Vice President, Finance from July 2001 to 2002 and Vice President, Administration from January 1997 to July 2001. Prior to joining Huntsman in 1990, Mr. Douglas worked for the accounting firm of PricewaterhouseCoopers.

David M. Stryker, age 61, is Executive Vice President, General Counsel and Secretary. Mr. Stryker was appointed to this position in June 2013. Prior to joining Huntsman, Mr. Stryker served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of the BASF Corporation since 2004. Previously, he was Associate General Counsel and Chief Compliance Officer at Siemens Corporation and, prior to that, a partner at the law firm of Kirkland & Ellis. Mr. Stryker started his legal career as a judicial clerk to the Honorable Robert H. Bork on the U.S. Court of Appeals for the D.C. Circuit.

Anthony P. Hankins, age 62, is Division President, Polyurethanes and Chief Executive Officer, Asia-Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes segment, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes segment, and from March 1998 to September 2000, he served as Vice President—Asia-Pacific for our Polyurethanes segment. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

Rohit Aggarwal, age 52, is Division President, Textile Effects. Mr. Aggarwal was appointed to this position in July 2016. Mr. Aggarwal was previously Vice President and Managing Director of Indian Subcontinent for Huntsman from July 2015 to July 2016 and served in various positions within Huntsman’s Advanced Materials and Textile Effects segments from 2005 to 2013. In 2013, Mr. Aggarwal left Huntsman to join Louis Dreyfus Commodities B.V. as Chief Executive Officer of Asia Region, a position he held until his return to our Company in 2015.

Monte G. Edlund, age 64, is Division President, Performance Products. Prior to his appointment to this position in July 2015, Mr. Edlund served as Vice President—Americas, Advanced Materials since July 2011. From December 2007 to July 2011, Mr. Edlund served as Vice President—Global Specialty Textiles, Textile Effects, from April 2002 to December 2007, he served as Vice President, Polymers and from June 1999 to April 2002, he served as Vice President, Marketing, Base Chemicals and Polymers. Prior to joining Huntsman in 1997 as Vice President—Marketing, Rexene, Mr. Edlund held numerous positions with Rexene Corporation.

Scott J. Wright, age 48, is Division President, Advanced Materials. Mr. Wright was appointed to this position in June 2016. Prior to that time, Mr. Wright served as Vice President of Huntsman Advanced Materials—Europe, Middle East & Africa since 2011. Before joining Huntsman’s Advanced Materials segment, Mr. Wright spent 15 years in

Huntsman’s former P&A Business in a number of roles of increasing responsibility including product development, business planning, marketing and sales. Prior to joining Huntsman in July 1999, Mr. Wright worked with ICI.

Ronald W. Gerrard, age 60, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence. Mr. Gerrard was appointed to this position in June 2009. He also serves as our Corporate Sustainability Officer. From May 2004 to June 2009, Mr. Gerrard served as Vice President, Global Operations and Technology in our Polyurethanes segment. From 1999 to May 2004, Mr. Gerrard served as Vice President, Asia; Business Director, Flexible Foams; and Director, EHS and Engineering, also within our Polyurethanes segment. Prior to joining Huntsman in 1999, Mr. Gerrard had worked for ICI and for EVC, a joint venture between ICI and Enichem. Mr. Gerrard is a Chartered Engineer.

R. Wade Rogers, age 54, is Senior Vice President, Global Human Resources. Mr. Rogers has held this position since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

Randy W. Wright, age 61, is Vice President and Controller. Prior to his appointment to this position in February 2012, Mr. Wright served as Assistant Controller and Director of Financial Reporting since July 2004. Prior to joining Huntsman in 2004, Mr. Wright held various positions with Georgia-Pacific Corporation, Riverwood International, Johns Manville and PricewaterhouseCoopers. Mr. Wright is a Certified Public Accountant.

Twila Day, age 58, is Vice President and Chief Information Officer. Ms. Day was appointed to this position upon joining Huntsman in November 2018. Prior to joining Huntsman, Ms. Day was Managing Director, National Practice Lead for Technology Services, and a member of the executive committee at Alvarez & Marsal. Previously, Ms. Day served at SYSCO Corporation for more than 20 years in a variety of positions, culminating in her appointment as Senior Vice President Information Technology and Chief Information Officer.

Kevin C. Hardman, age 56, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master’s degree in tax accounting.

Phil Lister, age 47, is Vice President, Corporate Development. Mr. Lister was appointed to this position effective May 2019. From April 2011, Mr. Lister served in Huntsman’s Polyurethanes division as Vice President, Global Finance and Controller, a role including divisional leadership of strategic planning as well as mergers and acquisitions. Prior to that, Mr. Lister served in numerous financial and business roles in Polyurethanes both in Europe and in the United States. Mr. Lister joined Huntsman in July 1999 with the ICI acquisition. Mr. Lister is a U.K. Chartered Management Accountant.

Ivan Marcuse, age 43, is Vice President, Investor Relations. Prior to joining Huntsman in April 2017, Mr. Marcuse served as Director, Equity Research, Specialty Chemicals for KeyBanc Capital Markets Inc. from August 2011 to February 2017. Previously, he was Vice President, Equity Research, Building Products and Materials, for Northcoast Research. Mr. Marcuse is a CFA charterholder and holds a master’s degree in business administration.

Claire Mei, age 45, is Vice President and Treasurer. Ms. Mei was appointed to this role upon joining Huntsman in August of 2018. Prior to joining Huntsman, Ms. Mei served as Vice President and Treasurer at Chobani Global Holdings since November 2016. Previously, Ms. Mei served in a variety of treasury and financial roles with increasing responsibility at several companies including Kraft Foods, PepsiCo, and Hyatt Corporation. Ms. Mei was also a management consultant with McKinsey & Company in Shanghai, China. Ms. Mei holds a master’s degree in business administration.

Pierre Poukens, age 57, is Vice President, Internal Audit, a position he has held since February 2012. Mr. Poukens was Director of Internal Audit from April 2005 to January 2012 and joined Huntsman as Internal Audit Manager in January 2000. Prior to joining Huntsman, Mr. Poukens held various accounting and auditing positions with European companies in Belgium. Mr. Poukens is a Certified Internal Auditor.

Nooshin Vaughn, age 45, is Vice President, Financial Planning and Analysis. Ms. Vaughn was appointed to this position effective June 2018. Ms. Vaughn previously served as Director, Investor Relations. Prior to that, Ms. Vaughn held numerous roles in finance, accounting and information technology. Prior to joining Huntsman in 1997, Ms. Vaughn worked for the accounting firm of Deloitte & Touche LLP. Ms. Vaughn is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information And Holders

Our common stock is listed on the New York Stock Exchange under the symbol “HUN.” As of January 31, 2020, there were approximately 68 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $20.56 per share.

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

Purchases Of Equity Securities By The Company

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2019.

				Maximum number
			Total number of	(or approximate
			shares purchased	dollar value) of
	Total number	Average	as part of publicly	shares that may yet
	of shares	price paid	announced plans	be purchased under
	purchased	per share(1)	or programs(2)	the plans or programs(2)
October	—	$—	—	$528,000,000
November	183,495	22.79	183,059	523,000,000
December	321,448	23.35	320,501	516,000,000
Total	504,943	$23.14	503,560

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

Huntsman Corporation

	Year ended December 31,
(in millions, except per share amounts)	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenues	$6,797	$7,604	$6,845	$6,146	$6,674
Gross profit	1,382	1,764	1,651	1,321	1,430
Restructuring, impairment and plant closing (credits) costs	(41)	(7)	19	31	74
Operating income	469	827	729	516	468
Income from continuing operations	429	689	511	271	271
Income (loss) from discontinued operations, net of tax(1)	169	(39)	230	86	(145)
Net income	598	650	741	357	126
Net income attributable to noncontrolling interests	(36)	(313)	(105)	(31)	(33)
Net income attributable to Huntsman Corporation	562	337	636	326	93
Basic income (loss) per common share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.72	$2.55	$1.71	$1.02	$0.98
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(1)	0.74	(1.13)	0.96	0.36	(0.60)
Net income attributable to Huntsman Corporation common stockholders	$2.46	$1.42	$2.67	$1.38	$0.38
Diluted income (loss) per common share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.70	$2.52	$1.66	$1.00	$0.97
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax(1)	0.74	(1.13)	0.95	0.36	(0.59)
Net income attributable to Huntsman Corporation common stockholders	$2.44	$1.39	$2.61	$1.36	$0.38
Other Data:
Depreciation and amortization	$270	$255	$236	$243	$238
Dividends per share	0.65	0.65	0.50	0.50	0.50
Balance Sheet Data (at period end):
Total assets	$8,320	$7,953	$10,244	$9,189	$9,820
Total debt	2,389	2,320	2,298	4,173	4,770
Total liabilities	5,496	5,204	6,873	7,722	8,191
(1)	Discontinued operations include our Chemical Intermediates Businesses, our Australian styrenics operations and our North American polymers and base chemicals operations for all periods presented. In addition, discontinued operations for the years ended December 31, 2018, 2017, 2016 and 2015 also include the results of Venator. Beginning in the fourth quarter of 2018, Venator was no longer accounted for as discontinued operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama in a transaction valued at approximately $2 billion, comprising a cash purchase price of approximately $1.93 billion, which includes estimated adjustments to the purchase price for working capital, plus the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. The final purchase price is subject to customary post-closing adjustments. The net after tax cash proceeds are expected to be approximately $1.6 billion. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our consolidated financial statements.

Icynene-Lapolla Acquisition

On December 5, 2019, we entered into an agreement with an affiliate of FFL Partners, LLC to acquire Icynene-Lapolla, a leading North American manufacturer and distributor of spray polyurethane foam insulation systems for residential and commercial applications. Icynene-Lapolla operates two manufacturing facilities located in Houston, Texas and Mississauga, Ontario. Under terms of the agreement, we agreed to pay $350 million, subject to customary closing adjustments, in an all-cash transaction to be funded from available liquidity. The transaction is expected to close in the first quarter of 2020. The acquired business is expected to be integrated into our Polyurethanes segment.

Acquisition of Remaining Interest in Sasol-Huntsman Joint Venture

On September 30, 2019, we acquired from Sasol, our former joint venture partner, the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. The joint venture owned a manufacturing facility in Moers, Germany with capacity to produce 230 million pounds of maleic anhydride. We paid Sasol $101 million, which included acquired cash, net of any debt. The purchase price was funded from the 2019 Term Loan. See “Note 15. Debt—Direct and Subsidiary Debt—Term Loan Credit Facility” to our consolidated financial statements.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	Demand headwinds in several key regions and markets
●	Growth in insulation, especially in spray polyurethane foam
●	Stable MDI differentiated margins

Performance Products:

●	Growth in performance amines
●	Soft demand in maleic anhydride with stable margins

Advanced Materials:

●	Weak industrial markets
●	Demand headwinds in aerospace
●	Stable overall margins

Textile Effects:

●	Growth in specialty products
●	Stable volumes and improving margins

In 2020, we expect to spend between approximately $300 million to $325 million on capital expenditures, including spending of approximately $80 million on a new MDI splitter in Geismar, Louisiana.

In 2019, our adjusted effective tax rate was 22%. We expect our forward adjusted effective tax rate will be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 20. Income Taxes” to our consolidated financial statements.

Refer to “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Statements” for a discussion of our use of forward-looking statements.

Results Of Operations

For each of our Company and Huntsman International, the following tables set forth our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017 (dollars in millions, except per share amounts).

Huntsman Corporation

	December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Revenues	$6,797	$7,604	$6,845	(11)%	11%
Cost of goods sold	5,415	5,840	5,194	(7)%	12%
Gross profit	1,382	1,764	1,651	(22)%	7%
Operating expenses	954	942	875	1%	8%
Restructuring, impairment and plant closing (credits) costs	(41)	(7)	19	486%	NM
Merger costs	—	2	28	(100)%	(93)%
Operating income	469	827	729	(43)%	13%
Interest expense	(111)	(115)	(165)	(3)%	(30)%
Equity in income of investment in unconsolidated affiliates	54	55	13	(2)%	323%
Fair value adjustments to Venator investment	(18)	(62)	—	(71)%	NM
Loss on early extinguishment of debt	(23)	(3)	(54)	667%	(94)%
Other income, net	20	32	8	(38)%	300%
Income from continuing operations before income taxes	391	734	531	(47)%	38%
Income tax benefit (expense)	38	(45)	(20)	NM	125%
Income from continuing operations	429	689	511	(38)%	35%
Income (loss) from discontinued operations, net of tax	169	(39)	230	NM	NM
Net income	598	650	741	(8)%	(12)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(36)	(313)	(105)	(88)%	198%
Interest expense from continuing operations	111	115	165	(3)%	(30)%
Interest expense from discontinued operations	—	36	19	(100)%	89%
Income tax (benefit) expense from continuing operations	(38)	45	20	NM	125%
Income tax expense from discontinued operations	35	86	111	(59)%	(23)%
Depreciation and amortization of continuing operations	270	255	236	6%	8%
Depreciation and amortization of discontinued operations	61	88	151	(31)%	(42)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	5	9	19
Merger costs	—	2	28
EBITDA from discontinued operations	(265)	(171)	(511)
Noncontrolling interest of discontinued operations	—	232	49
Fair value adjustments to Venator investment	18	62	—
Loss on early extinguishment of debt	23	3	54
Certain legal settlements and related expenses (income)	6	1	(11)
Loss (gain) on sale of businesses/assets	21	—	(9)
Certain nonrecurring information technology project implementation costs	4	—	—
Amortization of pension and postretirement actuarial losses	66	67	69
Plant incident remediation costs	8	—	1
U.S. Tax Reform Act impact on noncontrolling interest	—	—	(6)
Restructuring, impairment and plant closing and transition (credits) costs(2)	(41)	(6)	19
Adjusted EBITDA(1)	$846	$1,161	$1,040	(27)%	12%

Net cash provided by operating activities from continuing operations	$656	$704	$672	(7)%	5%
Net cash used in investing activities from continuing operations	(201)	(615)	(217)	(67)%	183%
Net cash used in financing activities	(450)	(424)	(519)	6%	(18)%
Capital expenditures from continuing operations	(274)	(251)	(234)	9%	7%

Huntsman International

	December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Revenues	$6,797	$7,604	$6,845	(11)%	11%
Cost of goods sold	5,415	5,837	5,188	(7)%	13%
Gross profit	1,382	1,767	1,657	(22)%	7%
Operating expenses	949	937	870	1%	8%
Restructuring, impairment and plant closing (credits) costs	(41)	(7)	19	486%	NM
Merger costs	—	2	28	(100)%	(93)%
Operating income	474	835	740	(43)%	13%
Interest expense	(126)	(136)	(181)	(7)%	(25)%
Equity in income of investment in unconsolidated affiliates	54	55	13	(2)%	323%
Fair value adjustments to Venator investment	(18)	(62)	—	(71)%	NM
Loss on early extinguishment of debt	(23)	(3)	(54)	667%	(94)%
Other income, net	16	27	6	(41)%	350%
Income from continuing operations before income taxes	377	716	524	(47)%	37%
Income tax benefit (expense)	41	(41)	(17)	NM	141%
Income from continuing operations	418	675	507	(38)%	33%
Income (loss) from discontinued operations, net of tax	169	(39)	227	NM	NM
Net income	587	636	734	(8)%	(13)%
Reconciliation of net income (loss) to adjusted EBITDA:
Net income attributable to noncontrolling interests	(36)	(313)	(105)	(88)%	198%
Interest expense from continuing operations	126	136	181	(7)%	(25)%
Interest expense from discontinued operations	—	36	19	(100)%	89%
Income tax (benefit) expense from continuing operations	(41)	41	17	NM	141%
Income tax expense from discontinued operations	35	86	111	(59)%	(23)%
Depreciation and amortization of continuing operations	270	252	228	7%	11%
Depreciation and amortization of discontinued operations	61	88	151	(31)%	(42)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	5	9	23
Merger costs	—	2	28
EBITDA from discontinued operations	(265)	(171)	(511)
Noncontrolling interest of discontinued operations	—	232	49
Fair value adjustments to Venator investment	18	62	—
Loss on early extinguishment of debt	23	3	54
Certain legal settlements and related expenses (income)	6	1	(11)
Loss (gain) on sale of businesses/assets	21	—	(10)
Certain nonrecurring information technology project implementation costs	4	—	—
Amortization of pension and postretirement actuarial losses	70	71	72
Plant incident remediation costs	8	—	1
U.S. Tax Reform Act impact on noncontrolling interest	—	—	(6)
Restructuring, impairment and plant closing and transition (credits) costs(2)	(41)	(6)	19
Adjusted EBITDA(1)	$851	$1,165	$1,044	(27)%	12%

Net cash provided by operating activities from continuing operations	$645	$687	$666	(6)%	3%
Net cash used in investing activities from continuing operations	(202)	(630)	(231)	(68)%	173%
Net cash used in financing activities	(438)	(390)	(495)	12%	(21)%
Capital expenditures from continuing operations	(274)	(251)	(234)	9%	7%

Huntsman Corporation

	Year ended			Year ended			Year ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net	Gross	Tax and other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$598			$650			$741
Net income attributable to noncontrolling interests			(36)			(313)			(105)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$5	$—	5	$9	$(3)	6	$19	$(5)	14
Merger costs	—	—	—	2	—	2	28	(10)	18
Income from discontinued operations(5)	(265)	96	(169)	(171)	210	39	(511)	281	(230)
Noncontrolling interest of discontinued operations	—	—	—	232	—	232	49	—	49
Fair value adjustments to Venator investment	18	—	18	62	—	62	—	—	—
Loss on early extinguishment of debt	23	(5)	18	3	(1)	2	54	(19)	35
Certain legal settlements and related expenses (income)	6	(1)	5	1	(1)	—	(11)	4	(7)
Loss (gain) on sale of businesses/assets	21	(5)	16	—	—	—	(9)	—	(9)
Certain nonrecurring information technology project implementation costs	4	(1)	3	—	—	—	—	—	—
Amortization of pension and postretirement actuarial losses	66	(16)	50	67	(13)	54	69	(15)	54
Significant activities related to deferred tax assets and liabilities(4)	—	(128)	(128)	—	(119)	(119)	—	—	—
U.S. Tax Reform Act impact on income tax expense	—	(1)	(1)	—	32	32	—	(52)	(52)
U.S. Tax Reform Act impact on noncontrolling interest	—	—	—	—	—	—	(6)	—	(6)
Plant incident remediation costs	8	(2)	6	—	—	—	1	—	1
Restructuring, impairment and plant closing and transition (credits) costs(2)	(41)	9	(32)	(6)	1	(5)	19	(3)	16
Adjusted net income(1)			$353			$642			$519

Weighted average shares-basic			228.9			238.1			238.4
Weighted average shares-diluted			230.6			241.6			243.9

Basic net income (loss) attributable to Huntsman Corporation per share:
Income from continuing operations			$1.72			$2.55			$1.71
Income (loss) from discontinued operations			0.74			(1.13)			0.96
Net income			$2.46			$1.42			$2.67

Diluted net income (loss) attributable to Huntsman Corporation per share:
Income from continuing operations			$1.70			$2.52			$1.66
Income (loss) from discontinued operations			0.74			(1.13)			0.95
Net income			$2.44			$1.39			$2.61

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$1.53			$2.66			$2.13

Net cash provided by operating activities from continuing operations			$656			$704			$672
Capital expenditures from continuing operations			(274)			(251)			(234)
All other investing activities from continuing operations, excluding acquisition and disposition activities			7			(1)			6
Non-recurring merger costs			—			2			28
Free cash flow from continuing operations(1)			$389			$454			$472

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”

(2)	Includes costs associated with transition activities relating to the migration of our information system data centers and the transition of our Textile Effects segment’s production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our consolidated statements of operations.

(3)	The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach.

(4)	During the year ended December 31, 2019, we recorded $153 million of tax benefit relating to the outside basis difference in our investment in Venator, we recorded $18 million of tax benefit relating to realized tax losses on our remaining interest in Venator, we established $11 million of significant income tax valuation allowance in Australia and we recorded $32 million of deferred tax expense due to the reduction of tax rates in Switzerland. During the year ended December 31, 2018, we released $119 million of significant income tax valuation allowances in Switzerland, the U.K. and Luxembourg. We eliminated the effect of these significant changes in tax valuation allowances and deferred tax assets and liabilities from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period.

(5)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) fair value adjustments to Venator investment; (f) loss on early extinguishment of debt; (g) certain legal settlements and related expenses (income); (h) gain on sale of businesses/assets; (i) certain nonrecurring information technology project implementation costs; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation costs; (l) U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform Act”) impact on noncontrolling interest; and (m) restructuring, impairment and plant closing and transition (credits) costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) merger costs; (c) loss (income) from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) fair value adjustments to Venator investment; (f) loss on early extinguishment of debt; (g) certain legal settlements and related (income) expenses; (h) gain on sale of businesses/assets; (i) certain nonrecurring information technology project implementation costs; (j) amortization of pension and postretirement actuarial losses; (k) significant activities related to deferred tax assets and liabilities; (l) U.S. Tax Reform Act impact on income tax expense; (m) U.S. Tax Reform Act impact on noncontrolling interest; (n) plant incident remediation costs; and (o) restructuring, impairment and plant closing and transition (credits) costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

Free Cash Flow

Management internally uses a free cash flow measure: (a) to evaluate our liquidity, (b) evaluate strategic investments, (c) plan stock buyback and dividend levels, and (d) evaluate our ability to incur and service debt. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow as cash flows provided by operating activities from continuing operations and used in investing activities from continuing operations, including non-recurring merger costs. Free cash flow as used herein is not necessarily comparable to other similarly titled measures of other companies due to potential inconsistencies in the method of calculation. Free cash flow is typically derived directly from the Company’s consolidated statement of cash flows; however, it may be adjusted for items that affect comparability between periods.

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

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” and “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements, the results from continuing operations for all periods presented exclude the results of our Chemical Intermediates Businesses and the results of our former polymers, base chemicals and Australian styrenics businesses for all periods presented as well as the results of Venator for 2018. The increase of $225 million in net income attributable to Huntsman Corporation and the increase of $228 million in net income attributable to Huntsman International was the result of the following items:

●	Revenues for the year ended December 31, 2019 decreased by $807 million, or 11%, as compared with the 2018 period. The decrease was primarily due to lower average selling prices in all our segments, except for our Textile Effects segment, and lower sales volumes in all our segments, except for our Polyurethanes segment. See “—Segment Analysis” below.

●	Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2019 decreased by $382 million and $385 million, respectively, or 22% each, as compared with the 2018 period. The decrease resulted from lower gross margins in all our segments. See “—Segment Analysis” below.

●	Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2019 increased by $12 million each, or 1% each, as compared with the 2018 period, primarily related to an increase in divestiture related costs, partially offset by the impact of translating foreign currency amounts to the U.S. dollar.

●	Restructuring, impairment and plant closing (credits) costs for the year ended December 31, 2019 was a credit of $41 million compared to a credit of $7 million in the 2018 period. For more information on restructuring activities, see “Note 13. Restructuring, Impairment and Plant Closing (Credits) Costs” to our consolidated financial statements.

●	We recorded a loss of $18 million in fair value adjustments to our investment in Venator for the year ended December 2019 compared to a loss of $62 million in 2018. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements.

●	Loss on early extinguishment of debt for the year ended December 31, 2019 increased to $23 million from $3 million in the 2018 period in relation to the early repayment in full of our 2020 Senior Notes in the first quarter of 2019. See “Note. 15. Debt—Notes” to our consolidated financial statements.

●	Our other income, net and the other income, net of Huntsman International for the year ended December 31, 2019 decreased by $12 million and $11 million, respectively, as compared with the 2018 period, primarily attributable to higher pension-related credits in the 2018 period.

●	Our income tax benefit for the year ended December 31, 2019 increased to $38 million from an expense of $45 million in the 2018 period. The income tax benefit of Huntsman International for the year ended December 31, 2019 increased to $41 million from an expense of $41 million in the 2018 period. The increase in tax benefit was primarily due to the decrease in pretax income along with discrete items in each period. In 2019, discrete items include tax benefits related to built-in capital losses and realized tax losses both on our remaining interest in Venator, partially offset by tax expense related to the establishment of a valuation allowance in Australia and the change in tax rate in Switzerland. In 2018, discrete items include tax benefits related to the release of valuation allowances in Switzerland, Luxembourg and the U.K., partially offset by additional provisional deemed repatriation transition tax. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions]. For further information concerning income taxes, see “Note 20. Income Taxes” to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

			Percent
			Change
	Year ended December 31,		Favorable
(Dollars in millions)	2019	2018	(Unfavorable)
Revenues
Polyurethanes	$3,911	$4,282	(9)%
Performance Products	1,158	1,301	(11)%
Advanced Materials	1,044	1,116	(6)%
Textile Effects	763	824	(7)%
Corporate and eliminations	(79)	81	NM
Total	$6,797	$7,604	(11)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$548	$809	(32)%
Performance Products	168	197	(15)%
Advanced Materials	201	225	(11)%
Textile Effects	84	101	(17)%
Corporate and other	(155)	(171)	9%
Total	$846	$1,161	(27)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$548	$809	(32)%
Performance Products	168	197	(15)%
Advanced Materials	201	225	(11)%
Textile Effects	84	101	(17)%
Corporate and other	(150)	(167)	10%
Total	$851	$1,165	(27)%

NM—Not meaningful

(1)    For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 27. Operating Segment Information” to our consolidated financial statements.

	Year ended December 31, 2019 vs 2018
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(13)%	(2)%	1%	5%
Performance Products	(2)%	(2)%	1%	(8)%
Advanced Materials	2%	(3)%	2%	(7)%
Textile Effects	4%	(3)%	—	(8)%

	Fourth Quarter 2019 vs Third Quarter 2019
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(3)%	(1)%	2%	1%
Performance Products	(4)%	(1)%	3%	1%
Advanced Materials	1%	(1)%	—	(6)%
Textile Effects	(1)%	(1)%	1%	2%
(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.
(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for 2019 compared to 2018 was due to lower MDI average selling prices, partially offset by higher MDI sales volumes. MDI average selling prices decreased primarily due to a decline in component MDI selling prices in China and Europe. MDI sales volumes increased primarily due to the start-up of our new Chinese MDI facility in the third quarter of 2018. The decrease in segment adjusted EBITDA was primarily due to lower MDI margins driven by lower MDI pricing, partially offset by higher MDI sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for 2019 compared to 2018 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to weakened market conditions. Average selling prices decreased primarily due to lower raw material costs and weakened market conditions. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and lower margins, primarily in our ethyleneamines and maleic anhydride businesses, partially offset by higher margins in our performance amines business.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for 2019 compared to 2018 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to lower sales volumes in our industrial, power and automotive related markets, partially offset by favorable product mix effect from sales volumes in our aerospace components market. Average selling prices decreased primarily due to the impact of a stronger U.S. dollar against major international currencies, partially offset by higher local currency selling prices. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, higher raw material and fixed costs and the impact of a stronger U.S. dollar against major international currencies.

Textile Effects

The decrease in revenues in our Textile Effects segment for 2019 compared to 2018 was due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to lower demand resulting from market uncertainties surrounding U.S. and China trade. Average selling prices increased in response to higher raw material costs, partially offset by the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and higher raw materials costs, partially offset by higher average selling prices and lower fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For 2019, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $16 million to a loss of $155 million from a loss of $171 million for 2018. For 2019, adjusted EBITDA from Corporate and other for Huntsman International increased by $17 million to a loss of $150 million from a loss of $167 million for 2018. The increase in adjusted EBITDA from Corporate and other resulted primarily from a benefit from a LIFO inventory reserve adjustment and a decrease in corporate overhead costs, partially offset by an increase in unallocated foreign currency exchange loss.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” and “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements, the results from continuing operations for all periods presented exclude the results of our Chemical Intermediates Businesses, the results of Venator and the results of our former polymers, base chemicals and Australian styrenics businesses for all periods presented. The decrease of $299 million in net income attributable to Huntsman Corporation and the decrease of $306 million in net income attributable to Huntsman International was the result of the following items:

●	Revenues for the year ended December 31, 2018 increased by $759 million, or 11%, as compared with the 2017 period. The increase was primarily due to higher average selling prices in all our segments and higher sales volumes in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●	Our gross profit and the gross profit of Huntsman International for the year ended December 31, 2018 increased by $113 million and $110 million, respectively, or 7% each, as compared with the 2017 period. The increase resulted from higher gross margins in all our segments. See “—Segment Analysis” below.

●	Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2018 increased by $67 million each, or 8% each, as compared with the 2017 period, primarily related to an increase in selling, general and administrative expenses and research and development costs.

●	Restructuring, impairment and plant closing (credits) costs for the year ended December 31, 2018 was a credit of $7 million compared to a cost of $19 million in the 2017 period. For more information on restructuring activities, see “Note 13. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements.

●	During 2018 and 2017, we incurred $2 million and $28 million, respectively, in merger-related costs related to the terminated merger between Huntsman and Clariant Ltd.

●	Our interest expense and the interest expense of Huntsman International for the year ended December 31, 2018 decreased by $50 million and $45 million, respectively, or 30% and 25%, respectively, as compared with the 2017 period. The decrease was due to the early repayments on our term loans during the second half of 2017.

●	Equity in income of investment in unconsolidated affiliates for the year ended December 31, 2018 was $55 million compared to $13 million in the 2017 period. The increase was primarily attributable to the PO/MTBE joint venture with Sinopec, of which we hold a 49% interest, which began commercial operations during the second half of 2017.

●	We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, in December 2018, we recorded a pretax loss of $57 million to record our equity method investment in Venator at fair value. This loss was recorded in “Fair value adjustments to Venator investment” in the accompanying statements of operations. Furthermore, in connection with the December 3, 2018 sale of Venator shares to Bank of America N.A., we recorded a forward swap. At December 31, 2018, we recorded a loss of $5 million in “Fair value adjustments to Venator investment” in the accompanying statements of operations to record the forward swap at fair value. Under the fair value option to account for our equity method investment in Venator, amounts recorded in “Fair value adjustments to Venator investment” could fluctuate depending upon the change in market value of Venator common stock.

●	Loss on early extinguishment of debt for the year ended December 31, 2018 decreased to $3 million from $54 million in the 2017 period. During the year ended December 31, 2017, we recorded a loss on early extinguishment of debt of $49 million related to early repayments on our term loans.

●	Our other income, net and the other income, net of Huntsman International for the year ended December 31, 2018 increased by $24 million and $21 million, respectively, as compared with the 2017 period, primarily attributable to higher pension-related credits in the 2018 period.

●	Our income tax expense for the year ended December 31, 2018 increased to $45 million from $20 million in the 2017 period. The income tax expense of Huntsman International for the year ended December 31, 2018 increased to $41 million from $17 million in the 2017 period. The increase in tax expense was primarily due to the increase in pre-tax income and the additional finalized impact of the U.S. Tax Reform Act, resulting in an additional net $32 million tax expense, which is partially offset by the release of valuation allowances in Switzerland, the U.K. and Luxembourg. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 20. Income Taxes” to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

			Percent
			Change
	December 31,		Favorable
	2018	2017	(Unfavorable)
Revenues
Polyurethanes	$4,282	$3,764	14%
Performance Products	1,301	1,156	13%
Advanced Materials	1,116	1,040	7%
Textile Effects	824	776	6%
Corporate and eliminations	81	109	NM
Total	$7,604	$6,845	11%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$809	$776	4%
Performance Products	197	155	27%
Advanced Materials	225	219	3%
Textile Effects	101	83	22%
Corporate and other	(171)	(193)	11%
Total	$1,161	$1,040	12%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$809	$776	4%
Performance Products	197	155	27%
Advanced Materials	225	219	3%
Textile Effects	101	83	22%
Corporate and other	(167)	(189)	12%
Total	$1,165	$1,044	12%

NM—Not meaningful

(1)	For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 27. Operating Segment Information” to our consolidated financial statements.

	Year ended December 31, 2018 vs 2017
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	3%	2%	1%	8%
Performance Products	15%	1%	(5)%	2%
Advanced Materials	1%	2%	4%	—
Textile Effects	2%	—	4%	—
(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.
(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for 2018 compared to 2017 was due to higher average selling prices and higher sales volumes. MDI average selling prices increased in response to strong market conditions during the first three quarters of 2018. MDI sales volumes increased due to increased demand across most major markets as well as the start-up of our new Chinese MDI facility in 2018. The increase in segment adjusted EBITDA was primarily due to higher MDI margins and volumes in 2018.

Performance Products

The increase in revenues in our Performance Products segment for 2018 compared to 2017 was due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to strong market conditions across several of our derivatives businesses and in response to higher raw material costs. Sales volumes increased in our amines and maleic anhydride businesses. The increase in segment adjusted EBITDA was primarily due to higher margins and the impact of hurricane related production outages during 2017.

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

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For 2018, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $22 million to a loss of $171 million from a loss of $193 million for 2017. For 2018, adjusted EBITDA from Corporate and other for Huntsman International increased by $22 million to a loss of $167 million from a loss of $189 million for 2017. The increase in segment adjusted EBITDA from Corporate and other resulted primarily from a decrease in unallocated corporate overhead and a decrease in LIFO inventory reserves.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instruction I of Form 10-K.

Cash Flows Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Net cash provided by operating activities from continuing operations for 2019 and 2018 was $656 million and $704 million, respectively. The decrease in net cash provided by operating activities from continuing operations during 2019 compared with 2018 was primarily attributable to decreased operating income as described in “—Results of Operations” above, partially offset by a $74 million favorable variance in operating assets and liabilities for 2019 as compared with 2018.

Net cash used in investing activities from continuing operations for 2019 and 2018 was $201 million and $615 million, respectively. During 2019 and 2018, we paid $274 million and $251 million, respectively, for capital expenditures. During 2018, we paid $366 million for the acquisition of a business, net of cash acquired. During 2019, we received $49 million in proceeds from the sale of assets in connection with the closure of our Textile Effects facilities in Basel, Switzerland. During 2019 and 2018, we received proceeds of $16 million and $3 million, respectively, from the settlement of the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A.

Net cash used in financing activities for 2019 and 2018 was $450 million and $424 million, respectively. The increase in net cash used in financing activities was primarily due to increased repayments on our $1.2 billion senior unsecured revolving credit facility (“2018 Revolving Credit Facility”) in the 2019 period, the repayment of our 2020 Senior Notes in the first quarter of 2019 and cash paid to acquire the 50% noncontrolling interest that we did not own in the Sasol-Huntsman joint venture. The increase was partially offset by proceeds from the issuance of our 2029 Senior Notes in the first quarter of 2019, proceeds from the 2019 Term Loan in the third quarter of 2019 and a decrease in our repurchase of shares of our common stock under the share repurchase program.

Free cash flow from continuing operations for 2019 and 2018 were proceeds of cash of $389 million and $454 million, respectively. The reduction in free cash flow was attributable to the changes in cash flows from operating and investing activities from continuing operations, excluding acquisition and disposition activities.

Cash Flows for Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net cash provided by operating activities from continuing operations for 2018 and 2017 was $704 million and $672 million, respectively. The increase in net cash provided by operating activities from continuing operations during 2018 compared with 2017 was primarily attributable to increased operating income as described in “—Results of Operations” above, partially offset by a $35 million unfavorable variance in operating assets and liabilities for 2018 compared with 2017.

Net cash used in investing activities from continuing operations for 2018 and 2017 was $615 million and $217 million, respectively. During 2018 and 2017, we paid $251 million and $234 million, respectively, for capital expenditures and paid $366 million and $14 million, respectively, for the acquisition of businesses, net of cash acquired. For more information concerning business acquisitions, see “Note 3. Business Combinations and Acquisitions” to our consolidated financial statements. During 2018 and 2017, we received proceeds of nil and $25 million, respectively, from the sale of assets and received nil and $7 million, respectively, from the termination of cross-currency interest rate contracts.

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

Free cash flow from continuing operations for 2018 and 2017 were cash proceeds of $454 million and $472 million, respectively. The reduction in free cash flow was attributable to the changes in cash flows from operating and investing activities from continuing operations, excluding acquisition and disposition activities.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	December 31,	December 31,	Increase	Percent
	2019	2018	(Decrease)	Change
Cash and cash equivalents	$525	$340	$185	54%
Accounts and notes receivable, net	953	1,183	(230)	(19)%
Inventories	914	1,000	(86)	(9)%
Prepaid expenses	83	58	25	43%
Other current assets	72	145	(73)	(50)%
Current assets held for sale(1)	1,208	232	976	421%
Total current assets	3,755	2,958	797	27%
Accounts payable	822	793	29	4%
Accrued liabilities	420	497	(77)	(15)%
Current portion of debt	212	96	116	121%
Current operating lease liabilities	42	—	42	NM
Current liabilities held for sale(1)	512	225	287	128%
Total current liabilities	2,008	1,611	397	25%
Working capital	$1,747	$1,347	$400	30%

NM—Not meaningful

(1)	The assets and liabilities held for sale are classified as current as of December 31, 2019 because we completed the sale of our Chemical Intermediates Businesses on January 3, 2020. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our consolidated financial statements.

Our working capital increased by $400 million as a result of the net impact of the following significant changes:

●	The increase in cash and cash equivalents of $185 million resulted from the matters identified on our consolidated statements of cash flows.

●	Accounts and notes receivable decreased by $230 million primarily due to lower revenues in the fourth quarter of 2019 compared to the fourth quarter of 2018.

●	Inventories decreased by $86 million primarily due to lower inventory costs and volumes.

●	Prepaid expenses increased by $25 million primarily due to higher prepaid insurance.

●	Other current assets decreased by $73 million primarily due to lower bank acceptance drafts and lower current income taxes receivable.

●	Accrued liabilities decreased by $77 million primarily due to a decrease in current income taxes payable and the payment of accrued compensation, partially offset by an increase in taxes other than income.

●	Current portion of debt increased by $116 million primarily due to new borrowings under the 2019 Term Loan in the third quarter of 2019, partially offset by increased repayments on our 2018 Revolving Credit Facility.

●	Current operating lease liabilities were $42 million as of December 31, 2019 as a result of the adoption of the new lease standard on January 1, 2019.

Direct and Subsidiary Debt

See “Note 15. Debt—Direct and Subsidiary Debt” to our consolidated financial statements.

Debt Issuance Costs

See “Note 15. Debt—Direct and Subsidiary Debt—Debt Issuance Costs” to our consolidated financial statements.

Revolving Credit Facility

See “Note 15. Debt—Direct and Subsidiary Debt—Revolving Credit Facility” to our consolidated financial statements.

Term Loan Credit Facility

See “Note 15. Debt—Direct and Subsidiary Debt—Term Loan Credit Facility” to our consolidated financial statements.

A/R Programs

See “Note 15. Debt—Direct and Subsidiary Debt—A/R Programs” to our consolidated financial statements.

Notes

See “Note 15. Debt—Direct and Subsidiary Debt—Notes” to our consolidated financial statements.

Variable Interest Entity Debt

See “Note 15. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt” to our consolidated financial statements.

Note Payable from Huntsman International to Huntsman Corporation

See “Note 15. Debt—Direct and Subsidiary Debt—Note Payable from Huntsman International to Huntsman Corporation” to our consolidated financial statements.

Compliance With Covenants

See “Note 15. Debt—Compliance with Covenants” to our consolidated financial statements.

Maturities

See “Note 15. Debt—Maturities” to our consolidated financial statements.

Short-Term and Long-Term Liquidity

We depend upon our cash, 2018 Revolving Credit Facility, U.S. accounts receivable securitization program (“U.S. A/R Program”) and European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2019, we had $1,684 million of combined cash and unused borrowing capacity, consisting of $525 million in cash, $1,153 million in availability under our 2018 Revolving Credit Facility and $6 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

●	Cash proceeds from our accounts receivable and inventory, net of accounts payable, were approximately $236 million for 2019, as reflected in our consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●	During 2020, we expect to spend between approximately $300 million to $325 million on capital expenditures for continuing operations, including spending of approximately $80 million on a new MDI splitter in Geismar, Louisiana. We expect to fund spending on all capital expenditures with cash provided by operations.

●	During 2019, we made contributions to our pension and postretirement benefit plans of $92 million. During 2020, we expect to contribute an additional amount of approximately $88 million to these plans.

●	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During 2019, we repurchased 10,099,892 shares of our common stock for approximately $208 million, excluding commissions, under the repurchase program. From January 1, 2020 through January 31, 2020, we repurchased an additional 336,478 shares of our common stock for approximately $7 million, excluding commissions.

●	On December 3, 2018, we sold an aggregate of 4,334,389, or 4% of Venator ordinary shares to Bank of America N.A. at a price determined based on the average of the daily volume weighted average price of the ordinary shares over an agreed period. Over this agreed period, we received aggregate proceeds of $19 million, $16 million of which was received in the first quarter of 2019. The transaction allowed us to deconsolidate Venator beginning in December 2018, and following this transaction, we retained approximately 49% ownership in Venator. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, in 2019, we recorded a loss of $19 million to record our equity method investment in Venator at fair value. Under the fair value option to account for our equity method investment in Venator, amounts recorded in “Fair value adjustments to Venator investment” could fluctuate depending upon the change in market value of Venator common stock. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements.

●	On March 13, 2019, Huntsman International completed a $750 million offering of its 2029 Senior Notes. On March 27, 2019, Huntsman International applied the net proceeds of this offering to redeem in full $650 million in aggregate principal amount of its 2020 Senior Notes and associated costs and accrued interest of $21 million and $12 million, respectively. In addition, we recognized a loss on early extinguishment of debt of $23 million. See “Note 15. Debt—Direct and Subsidiary Debt—Notes” to our consolidated financial statements.

●	On April 18, 2019, we entered into an Amended and Restated European Receivables Loan Agreement and a Master Amendment No. 7 to the U.S. Receivables Loan Agreement to, among other things, extend the respective scheduled termination dates to April 2022. See “Note 15. Debt—Direct and Subsidiary Debt—A/R Programs” to our consolidated financial statements.

●	In September 2011, we initiated a restructuring program in our Textile Effects segment to close its production facilities and business support offices in Basel, Switzerland. In July 2019, we sold the production facilities and business support offices in Basel. Accordingly, during the third quarter of 2019, we received proceeds of $49 million related to this sale and recognized a corresponding gain on disposal of assets of $49 million.

●	On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama in a transaction valued at approximately $2 billion, comprising a cash purchase price of approximately $1.93 billion, which includes estimated adjustments to the purchase price for working capital, plus the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. The final purchase price is subject to customary post-closing adjustments. The net after tax cash proceeds are expected to be approximately $1.6 billion. We expect to use the net proceeds from this sale to: 1) invest in complementary strategic acquisitions that develop our technology and product portfolio, 2) continue investing in organic, internal opportunities, 3) prepay certain prepayable debt, and 4) continue to repurchase shares opportunistically and pay a competitive dividend.

●	In connection with the January 3, 2020, sale of our Chemical Intermediates Businesses to Indorama, we assigned Indorama an insurance claim related to damages we incurred from a recent fire at a neighboring third-party property near the Port Neches, Texas site. We agreed with Indorama that we will receive the first $50 million of the potential insurance recovery when and if paid. In addition, we agreed with Indorama to cover certain reinstatement costs pertaining to our damaged assets at the third-party site. We currently do not expect these costs to be material.

●	On September 24, 2019, Huntsman International entered into the 2019 Term Loan, pursuant to which Huntsman International borrowed an aggregate principal amount of $101 million. We used the net proceeds of the 2019 Term Loan to finance the acquisition of the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. Borrowings under the 2019 Term Loan will bear interest at an interest rate margin of EURIBO Rate plus 0.75%. Unless earlier terminated or prepaid in accordance with the credit agreement governing the 2019 Term Loan, the 2019 Term Loan will mature on September 22, 2020. The 2019 Term Loan is subject to substantially the same terms and conditions as the 2018 Revolving Credit Facility.

●	On September 30, 2019, acquired from Sasol the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. We paid Sasol $101 million, which included acquired cash, net of any debt. The purchase price was funded from the 2019 Term Loan.

As of December 31, 2019, we had $212 million classified as current portion of debt, including $103 million on our 2019 Term Loan, $40 million on borrowings of our 2018 Revolving Credit Facility, debt at our variable interest entities of $36 million and certain other short-term facilities and scheduled amortization payments totaling $33 million. Although we cannot provide assurances, we intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of December 31, 2019, we had approximately $440 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to limited foreign withholding taxes.

Contractual Obligations and Commercial Commitments

Our obligations under long-term debt (including the current portion), lease agreements and other contractual commitments as of December 31, 2019 are summarized below (dollars in millions):

	2020	2021 - 2022	2023 - 2024	After 2024	Total
Long-term debt, including current portion	$212	$1,092	$3	$1,082	$2,389
Interest(1)	110	167	104	156	537
Operating leases	42	81	72	231	426
Purchase commitments(2)	1,364	1,656	840	1,894	5,754
Total(3)(4)	$1,728	$2,996	$1,019	$3,363	$9,106

(1)   Interest calculated using interest rates as of December 31, 2019 and contractual maturity dates assuming no refinancing or extension of debt instruments.

(2)   We have various purchase commitments extending through 2039 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table above are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2018. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the above table. The contractual purchase price for substantially all of these contracts is variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. For the years ended December 31, 2019, 2018 and 2017, we made minimum payments of $1 million, nil and nil, respectively, under such take or pay contracts without taking the product.

(3)	Totals do not include commitments pertaining to our pension and other postretirement obligations. Our estimated future contributions to our pension and postretirement plans related to continuing operations are as follows (dollars in millions):

				5-Year
				Average
	2020	2021 - 2022	2023 - 2024	Annual
Pension plans	$83	$148	$121	$61
Other postretirement obligations	5	11	10	5

(4)	The above table does not reflect expected tax payments and unrecognized tax benefits due to the inability to make reasonably reliable estimates of the timing and amount of payments. Totals also do not include installment obligations for the U.S. Tax Reform Act deemed repatriation transition tax of approximately $44 million, to be paid $5 million in 2023 and $39 million after 2023. For additional discussion on unrecognized tax benefits, see “Note 20. Income Taxes” to our consolidated financial statements.

Off-Balance Sheet Arrangements

No off-balance sheet arrangements exist.

Restructuring, Impairment and Plant Closing Costs

For a discussion of restructuring plans and the costs involved, see “Note 13. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence, such as our projections of future taxable income. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions. As of December 31, 2019, we had total valuation allowances of $231 million. See “Note 20. Income Taxes” to our consolidated financial statements for more information regarding our valuation allowances.

Employee Benefit Programs

We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., The Netherlands, Belgium and Switzerland, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and, in some cases, life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in our consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected long-term rates of return on plan assets, discount rates, compensation increases, mortality rates and health care cost trends. These assumptions are described in “Note 19. Employee Benefit Plans” to our consolidated financial statements.

Management, with the advice of actuaries, uses judgment to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

	Statement of	Balance Sheet
Assumptions	Operations(1)	Impact(2)
Discount rate
—1% increase	$(36)	$(482)
—1% decrease	43	562
Expected long-term rates of return on plan assets
—1% increase	(26)	—
—1% decrease	26	—
Rate of compensation increase
—1% increase	11	49
—1% decrease	(11)	(56)
(1)Estimated increase (decrease) on 2019 net periodic benefit cost

(2)Estimated increase (decrease) on December 31, 2019 pension and postretirement liabilities and accumulated other comprehensive loss

Contingent Loss Accruals

We are subject to legal proceedings and claims arising out of our business operations. We routinely assess the likelihood of any adverse outcomes to these matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known claim. We have an active risk management program consisting of numerous insurance policies secured from many carriers. These policies often provide coverage that is intended to minimize the financial impact, if any, of the legal proceedings. The required reserves may change in the future due to new developments in each matter. For further information, see “Note 21. Commitments and Contingencies—Legal Matters” to our consolidated financial statements.

Goodwill

We test our goodwill for impairment at least annually (at the beginning of the third quarter) and when events and circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill has been assigned to reporting units for purposes of impairment testing. Approximately 64% and 30% of our goodwill balance relates to our MDI urethanes reporting unit and our Advanced Materials reporting unit, respectively. The remaining goodwill relates to two other reporting units.

Fair value is estimated using the market approach, as well as the income approach based on discounted cash flow projections. The estimated fair values of our reporting units are dependent on several significant assumptions including, among others, market information, discount rates, operating results, earnings projections and anticipated future cash flows.

We tested goodwill for impairment at the beginning of the third quarter of 2019 as part of the annual impairment testing procedures and determined that no goodwill impairment existed. Our most recent fair value determination resulted in an amount that exceeded the carrying amounts of all reporting units by a significant margin.

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

Interest Rate Risks

See “Note 16. Derivative Instruments and Hedging Activities—Interest Rate Risk” to our consolidated financial statements.

Foreign Exchange Rate Risk

See “Note 16. Derivative Instruments and Hedging Activities—Foreign Exchange Rate Risk” to our consolidated financial statements.

Commodity Prices Risk

See “Note 16. Derivative Instruments and Hedging Activities—Commodity Prices Risk” to our consolidated financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our internal control over financial reporting for our Company and Huntsman International includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company and Huntsman International;
●	provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company and Huntsman International are being made only in accordance with authorizations of management and Directors of our Company and Huntsman International;
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements; and
●	provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2019, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, have audited our consolidated financial statements prepared by our Company and Huntsman International and have issued attestation reports on internal control over financial reporting for our Company and Huntsman International.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Huntsman Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 13, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 13, 2020

We have served as the Company’s auditor since 1984.

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

Code of Ethics

We have adopted a code of ethics, as defined by Item 406(b) of Regulation S-K under the Exchange Act, that applies to our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the code of ethics is posted on our website, at www.huntsman.com. We intend to disclose any amendments to, or waivers from, our code of ethics on our website.

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

Information relating to any person who beneficially owns in excess of five percent of the total outstanding shares of our common stock will be disclosed in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the definitive Proxy Statement for our Annual Meeting of Stockholders and are incorporated herein by reference.

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

3.	Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)	Description of exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1	Equity and Asset Purchase Agreement, dated as of August 7, 2019, by and among Huntsman International LLC, Indorama Ventures Holdings L.P., and Indorama Ventures Public Company Limited.	8-K	2.1	August 12, 2019
3.1	Amended and Restated Certificate of Incorporation of Huntsman Corporation	8-K	3.1	May 12, 2014
3.2	Fifth Amended and Restated Bylaws of Huntsman Corporation dated as of December 21, 2016	8-K	3.1	December 23, 2016
4.1	Registration Rights Agreement dated as of February 10, 2005, by and among Huntsman Corporation and the stockholders signatory thereto (File No. 001-32427)	8-K	10.1	February 16, 2005
4.2	Form of stock certificate of Huntsman Corporation	S-1	4.68	February 8, 2005
4.3	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008	S-8	4.8	February 10, 2006
4.4	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010 (File No. 001-32427)	10-K	4.32	February 22, 2008
4.5	Indenture, dated as of December 23, 2013, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, registrar and transfer agent, and Wilmington Trust, National Association, as trustee	8-K	4.1	December 23, 2013
4.6	Form of 5.125% Senior Note (included as Exhibit A to Exhibit 4.8)	8-K	4.2	December 23, 2013
4.7	Indenture, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein, and Wilmington Trust, National Association, as trustee	8-K	4.1	November 17, 2014
4.8	Form of 5.125% Senior Note (included as Exhibit A to Exhibit 4.11)	8-K	4.2	November 17, 2014
4.9	Indenture, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authenticating agent, and Wilmington Trust, National Association, as trustee	8-K	4.1	April 2, 2015
4.10	Form of 4.25% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.14)	8-K	4.2	April 2, 2015
4.11	Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee.	8-K	4.1	March 13, 2019

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
4.12	First Supplemental Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee.	8-K	4.2	March 13, 2019
4.13	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.12)	8-K	4.3	March 13, 2019
4.14*	Description of Securities
10.1	Employment Agreement with Anthony Hankins	S-1/A	10.27	January 28, 2005
10.2	Huntsman Corporation Stock Incentive Plan	S-1/A	10.19	February 8, 2005
10.3	Form of Nonqualified Stock Option Agreement, effective for grants prior to February 21, 2011	S-1/A	10.20	February 8, 2005
10.4	Form of Indemnification Agreement	S-1/A	10.25	February 8, 2005
10.5	Amended and Restated Huntsman Supplemental Executive Retirement Plan (File No. 001-32427)	8-K	10.1	December 30, 2005
10.6	Huntsman Supplemental Executive MPP Plan (File No. 001-32427)	8-K	10.2	December 30, 2005
10.7	Amended and Restated Huntsman Supplemental Savings Plan (File No. 001-32427)	8-K	10.3	December 30, 2005
10.8	Huntsman Outside Directors Elective Deferral Plan (File No. 001-32427)	8-K	10.4	December 30, 2005
10.9	First Amendment to Huntsman Supplemental Executive Retirement Plan (File No. 001-32427)	10-K	10.32	February 22, 2008
10.10	First Amendment to Huntsman Supplemental Executive MPP Plan (File No. 001-32427)	10-K	10.33	February 22, 2008
10.11	First Amendment to Huntsman Supplemental Savings Plan (File No. 001-32427)	10-K	10.34	February 22, 2008
10.12	Second Amendment to Huntsman Supplemental Savings Plan (File No. 001-32427)	10-K	10.35	February 22, 2008
10.13	First Amendment to Huntsman Outside Directors Elective Deferral Plan (File No. 001-32427)	10-K	10.36	February 22, 2008
10.14	U.S. Receivables Loan Agreement dated as of October 16, 2009 among Huntsman Receivables Finance II LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, the several commercial paper conduits party thereto as conduit lenders, the several financial institutions party thereto as committed lenders, Wachovia Bank National Association, as administrative agent, and Wachovia Bank National Association, as collateral Agent (File No. 001-32427)	8-K	10.1	October 22, 2009
10.15	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (File No. 001-32427)	8-K	10.2	October 22, 2009
10.16	European Receivables Loan Agreement dated as of October 16, 2009 between Huntsman Receivables Finance LLC, Huntsman (Europe) BVBA, the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent (File No. 001-32427)	8-K	10.3	October 22, 2009
10.17	European Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance LLC (File No. 001-32427)	8-K	10.4	October 22, 2009
10.18	Second Amendment to Huntsman Supplemental Executive Retirement Plan (File No. 001-32427)	10-K	10.38	February 17, 2011
10.19	Third Amendment to Huntsman Supplemental Executive Retirement Plan (File No. 001-32427)	10-K	10.39	February 17, 2011
10.20	Form of Nonqualified Stock Option Agreement effective for grants from February 2, 2011 to May 5, 2016 (File No. 001-32427)	10-K	10.42	February 17, 2011
10.21	Form of Restricted Stock Unit Agreement for Outside Directors effective for grants from February 2, 2011 to May 5, 2016 (File No. 001-32427)	10-K	10.43	February 17, 2011
10.22	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (File No. 001-32427)	8-K	10.1	April 20, 2011

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
10.23	Master Amendment No. 2 to the European Receivables Loan Agreement, European Servicing Agreement and Transaction Documents dated as of April 15, 2011 (File No. 001-32427)	8-K	10.2	April 20, 2011
10.24	Second Amendment to Huntsman Outside Directors Elective Deferral Plan (File No. 001-32427)	10-Q	10.5	May 5, 2011
10.25	Third Amendment to Huntsman Outside Directors Elective Deferral Plan (File No. 001-32427)	10-Q	10.6	May 5, 2011
10.26	Huntsman Corporation Stock Incentive Plan (amended and restated) (File No. 001-32427)	S-8	4.1	May 10, 2011
10.27	First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated) (File No. 001-32427)	10-K	10.56	February 12, 2013
10.28	Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013	8-K	10.1	May 2, 2013
10.29	Master Amendment No. 3 to the European Receivables Loan Agreement dated as of April 29, 2013	8-K	10.2	May 2, 2013
10.30	Huntsman Executive Severance Plan (as amended and restated)	10-Q	10.3	October 29, 2013
10.31	Huntsman Corporation Stock Incentive Plan (amended and restated)	8-K	10.1	May 12, 2014
10.32	Amendment to the Huntsman Corporation Stock Incentive Plan Nonqualified Stock Option Agreement effective for grants through May 5, 2016	10-K	10.66	February 18, 2015
10.33	Master Amendment No. 4 to the European Receivables Loan Agreement, the Servicing Agreement, the Liquidation Servicer Agreement and the Transaction Documents, dated as of March 5, 2015	8-K	10.1	March 9, 2015
10.34	Master Amendment No. 4 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents and Waiver, dated as of March 30, 2015	8-K	10.2	April 2, 2015
10.35	Huntsman Corporation 2016 Stock Incentive Plan	8-K	10.1	May 11, 2016
10.36	Form of Nonqualified Stock Option Agreement effective for grants from May 5, 2016 to January 31, 2017	S-8	99.1	May 31, 2016
10.37	Form of Restricted Stock Agreement effective for grants from May 5, 2016 to January 31, 2017	S-8	99.2	May 31, 2016
10.38	Form of Phantom Share Agreement effective for grants from May 5, 2016 to January 31, 2017	S-8	99.3	May 31, 2016
10.39	Form of Phantom Share Agreement	10-K	10.66	February 15, 2017
10.40	Form of Performance Share Unit Award Agreement	10-K	10.67	February 15, 2017
10.41	Form of Nonqualified Stock Option Agreement	10-K	10.68	February 15, 2017
10.42	Form of Restricted Stock Agreement	10-K	10.69	February 15, 2017
10.43	Form of Stock Unit Agreement for Outside Directors	10-K	10.70	February 15, 2017
10.44	Form of Notice of Award of Common Stock	10-K	10.71	February 15, 2017
10.45	Amended and Restated European Receivables Loan Agreement dated as of April 21, 2017 between Huntsman Receivables Finance LLC, Vantico Group S.à r.l., the several entities party thereto as lenders, the several financial institutions party thereto as funding agents, Barclays Bank Plc, as administrative agent, and Barclays Bank Plc, as collateral agent	10-Q	10.1	April 26, 2017
10.46	Master Amendment No. 6 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S Receivables Purchase Agreement and Transaction Documents dated as of April 21, 2017	10-Q	10.2	April 26, 2017
10.47	Amended and Restated Severance Agreement dated December 19, 2017 between Huntsman Corporation and Peter R. Huntsman	8-K	10.2	December 22, 2017
10.48	Credit Agreement, dated May 21, 2018, between Huntsman International LLC, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citibank, N.A. as co-syndication agents, and Goldman Sachs Bank USA and PNC Bank, National Association, as co-documentation agents, and the lenders thereto.	8-K	10.1	May 23, 2018
10.49	Master Amendment No. 7 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of April 18, 2019	8-K	10.1	April 24, 2019
10.50	Amended and Restated European Receivables Loan Agreement, dated as of April 18, 2019	8-K	10.2	April 24, 2019

Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
10.51	Letter Agreement dated as of June 3, 2015, between Rohit Aggarwal and Huntsman (Singapore) Pte Ltd	10-Q	10.1	April 30, 2019
10.52*	Master Amendment No. 8 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of December 3, 2019
21.1*	Subsidiaries of Huntsman Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2020

Huntsman Corporation Huntsman International LLC

By:	/s/ Sean Douglas
Sean Douglas Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 13th day of February 2020.

/s/ Peter R. Huntsman	/s/ Sean Douglas
Peter R. Huntsman Chairman, President and Chief Executive Officer (Principal Executive Officer)	Sean Douglas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Randy W. Wright	/s/ Wayne A. Reaud
Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)	Wayne A. Reaud Chairman of the Litigation Committee and Director

/s/ Nolan D. Archibald	/s/ M. Anthony Burns
Nolan D. Archibald Vice Chairman, Chairman of the Nominating and Corporate Governance Committee and Lead Independent Director	M. Anthony Burns Chairman of the Audit Committee and Director

/s/ Sir Robert J. Margetts	/s/ Dr. Mary C. Beckerle
Sir Robert J. Margetts Director	Dr. Mary C. Beckerle Director

/s/ Daniele Ferrari	/s/ Vice Admiral Jan E. Tighe
Daniele Ferrari Director	Vice Admiral Jan E. Tighe Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International LLC in the capacities indicated on the 13th day of February 2020.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Huntsman Corporation and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	F-5
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	F-6
Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	F-8
Huntsman International LLC and Subsidiaries:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-10
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-11
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	F-12
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	F-13
Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017	F-14
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	F-15
Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries:
Notes to Consolidated Financial Statements	F-17
Schedules to Consolidated Financial Statements
Schedule to Consolidated Financial Statements, Schedule I—Condensed Financial Information of Registrant (Huntsman Corporation only)	F-80
Schedule to Consolidated Financial Statements, Schedule II—Valuation and Qualifying Accounts (Huntsman Corporation and Subsidiaries and Huntsman International LLC and Subsidiaries)	F-85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Huntsman Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index on page F-1 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes—Realizability of Deferred Tax Assets—Refer to Notes 2 and 20 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are evaluated on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. In evaluating the objective evidence that historical results provide, the Company considers the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits the Company’s ability to consider other subjective evidence such as taxable income for the future. The Company’s valuation allowances as of December 31, 2019, were $231 million.

We identified management’s determination that it is not more likely than not that sufficient taxable income will be generated in the future to realize some of its deferred tax assets as a critical audit matter because of the significant judgments and estimates management makes related to future taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates of future taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to estimated future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized included the following, among others:

●	We tested the effectiveness of controls over the valuation allowance for income taxes, including management’s controls over the estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
●	With the assistance of our income tax specialists, we considered the following sources of management’s estimated future taxable income:
–	Estimates of future taxable income
–	Future reversals of existing temporary differences
–	Taxable income in historical periods (when carryback was permitted)
●	We tested the reasonableness of management’s estimates of future taxable income by comparing the estimates to:
–	Historical taxable income
–	Internal communications to management and the Board of Directors
–	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies
●	We evaluated whether the taxable income in prior carryback years was of the appropriate character and available under the tax law.
●	We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.

/s/ deloitte & touche llp

Houston, Texas
February 13, 2020

We have served as the Company’s auditor since 1984.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$525	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $19 and $21, respectively), ($221 and $341 pledged as collateral, respectively)(a)	940	1,165
Accounts receivable from affiliates	13	18
Inventories(a)	914	1,000
Prepaid expenses	83	58
Other current assets(a)	72	145
Current assets held for sale	1,208	232
Total current assets	3,755	2,958
Property, plant and equipment, net(a)	2,383	2,353
Investment in unconsolidated affiliates	535	526
Intangible assets, net(a)	197	213
Goodwill	276	275
Deferred income taxes	292	324
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	396	—
Other noncurrent assets(a)	452	393
Noncurrent assets held for sale	—	877
Total assets	$8,320	$7,953

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$765	$761
Accounts payable to affiliates	57	32
Accrued liabilities(a)	420	497
Current portion of debt(a)	212	96
Current operating lease liabilities(a)	42	—
Current liabilities held for sale	512	225
Total current liabilities	2,008	1,611
Long-term debt(a)	2,177	2,224
Deferred income taxes	29	137
Noncurrent operating lease liabilities(a)	384	—
Other noncurrent liabilities(a)	898	949
Noncurrent liabilities held for sale	—	283
Total liabilities	5,496	5,204
Commitments and contingencies (Notes 21 and 22)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 257,405,496 and 256,006,849 shares issued and 224,295,868 and 232,994,172 shares outstanding, respectively	3	3
Additional paid-in capital	4,008	3,984
Treasury stock, 33,112,572 and 23,012,680 shares, respectively	(635)	(427)
Unearned stock-based compensation	(17)	(16)
Retained earnings	690	292
Accumulated other comprehensive loss	(1,362)	(1,316)
Total Huntsman Corporation stockholders’ equity	2,687	2,520
Noncontrolling interests in subsidiaries	137	229
Total equity	2,824	2,749
Total liabilities and equity	$8,320	$7,953
(a)	At December 31, 2019 and December 31, 2018, respectively, nil and $7 of cash and cash equivalents, $13 and $30 of accounts and notes receivable (net), $35 and $49 of inventories, nil and $5 of other current assets, $180 and $265 of property, plant and equipment (net), nil and $10 of intangible assets (net), $20 and $52 of other noncurrent assets, $100 and $123 of accounts payable, $10 and $30 of accrued liabilities, $36 and $25 of current portion of debt, $4 and nil of current operating lease liabilities, $29 and $61 of long-term debt, $11 and nil of noncurrent operating lease and $87 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See “Note 8. Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Share and Per Share Amounts)

	Year ended December 31,
	2019	2018	2017
Revenues:
Trade sales, services and fees, net	$6,664	$7,451	$6,684
Related party sales	133	153	161
Total revenues	6,797	7,604	6,845
Cost of goods sold	5,415	5,840	5,194
Gross profit	1,382	1,764	1,651
Operating expenses:
Selling, general and administrative	786	789	759
Research and development	137	145	132
Restructuring, impairment and plant closing (credits) costs	(41)	(7)	19
Merger costs	—	2	28
Other operating expense (income), net	31	8	(16)
Total operating expenses	913	937	922
Operating income	469	827	729
Interest expense	(111)	(115)	(165)
Equity in income of investment in unconsolidated affiliates	54	55	13
Fair value adjustments to Venator investment	(18)	(62)	—
Loss on early extinguishment of debt	(23)	(3)	(54)
Other income, net	20	32	8
Income from continuing operations before income taxes	391	734	531
Income tax benefit (expense)	38	(45)	(20)
Income from continuing operations	429	689	511
Income (loss) from discontinued operations, net of tax	169	(39)	230
Net income	598	650	741
Net income attributable to noncontrolling interests	(36)	(313)	(105)
Net income attributable to Huntsman Corporation	$562	$337	$636

Basic (loss) income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.72	$2.55	$1.71
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.74	(1.13)	0.96
Net income attributable to Huntsman Corporation common stockholders	$2.46	$1.42	$2.67
Weighted average shares	228.9	238.1	238.4

Diluted (loss) income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.70	$2.52	$1.66
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.74	(1.13)	0.95
Net income attributable to Huntsman Corporation common stockholders	$2.44	$1.39	$2.61
Weighted average shares	230.6	241.6	243.9

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$393	$608	$406
Income (loss) from discontinued operations, net of tax	169	(271)	230
Net income	$562	$337	$636

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year ended December 31,
	2019	2018	2017
Net income	$598	$650	$741
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	2	(192)	210
Pension and other postretirement benefits adjustments	(37)	(39)	86
Other, net	(1)	(9)	—
Other comprehensive (loss) income, net of tax	(36)	(240)	296
Comprehensive income	562	410	1,037
Comprehensive income attributable to noncontrolling interests	(31)	(266)	(127)
Comprehensive income attributable to Huntsman Corporation	$531	$144	$910

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders’ Equity
						(Accumulated	Accumulated
	Shares		Additional		Unearned	deficit)	other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Beginning balance, January 1, 2017	236,370,347	$3	$3,447	$(150)	$(17)	$(325)	$(1,671)	$180	$1,467
Net income	—	—	—	—	—	636	—	105	741
Other comprehensive income	—	—	—	—	—	—	403	(107)	296
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—	—
Vesting of stock awards	1,316,975	—	8	—	—	—	—	—	8
Recognition of stock-based compensation	—	—	10	—	18	—	—	—	28
Repurchase and cancellation of stock awards	(402,978)	—	—	—	—	(12)	—	—	(12)
Stock options exercised	2,929,262	—	53	—	—	(18)	—	—	35
Disposition of a portion of Venator	—	—	413	—	—	—	—	—	413
Costs of the IPO and secondary offering of Venator	—	—	(58)	—	—	—	—	—	(58)
Conversion of restricted awards to Venator awards	—	—	(2)	—	2	—	—	—	—
Noncontrolling interest from partial disposal of Venator	—	—	—	—	—	—	—	602	602
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(34)	(34)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	5	5
Dividends declared on common stock ($0.50 per share)	—	—	—	—	—	(120)	—	—	(120)
Balance, December 31, 2017	240,213,606	3	3,889	(150)	(15)	161	(1,268)	751	3,371
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—	—
Net income	—	—	—	—	—	337	—	313	650
Other comprehensive loss	—	—	—	—	—	—	(198)	(42)	(240)
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,135,003	—	11	—	—	—	—	—	11
Recognition of stock-based compensation	—	—	8	—	13	—	—	—	21
Repurchase and cancellation of stock awards	(259,643)	—	—	—	—	(30)	—	—	(30)
Stock options exercised	2,310,663	—	46	—	—	(29)	—	—	17
Treasury stock repurchased	(10,405,457)	—	—	(277)	—	—	—	—	(277)
Disposition of a portion of Venator	—	—	18	—	—	—	—	—	18
Costs of the secondary offering of Venator	—	—	(2)	—	—	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	—	—	—	27	27
Deconsolidation of Venator	—	—	—	—	—	—	160	(751)	(591)
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Dividends declared on common stock ($0.65 per share)	—	—	—	—	—	(156)	—	—	(156)
Balance, December 31, 2018	232,994,172	3	3,984	(427)	(16)	292	(1,316)	229	2,749
Net income	—	—	—	—	—	562	—	36	598
Other comprehensive loss	—	—	—	—	—	—	(46)	10	(36)
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	1,643,368	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	7	—	16	—	—	—	23
Repurchase and cancellation of stock awards	(488,441)	—	—	—	—	(12)	—	—	(12)
Stock options exercised	246,661	—	4	—	—	(2)	—	—	2
Treasury stock repurchased	(10,099,892)	—	—	(208)	—	—	—	—	(208)
Acquisition of noncontrolling interests, net of tax	—	—	(11)	—	—	—	—	(73)	(84)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(65)	(65)
Dividends declared on common stock ($0.65 per share)	—	—	—	—	—	(150)	—	—	(150)
Balance, December 31, 2019	224,295,868	$3	$4,008	$(635)	$(17)	$690	$(1,362)	$137	$2,824

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$598	$650	$741
Less: (Income) loss from discontinued operations, net of tax	(169)	39	(230)
Income from continuing operations	429	689	511
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(54)	(55)	(13)
Unrealized losses on fair value adjustments to Venator investment	19	62	—
Cash received from return on investment in unconsolidated subsidiary	24	—	—
Depreciation and amortization	270	255	236
Noncash lease expense	55	—	—
(Gain) loss on disposal of businesses/assets, net	(49)	3	(8)
Loss on early extinguishment of debt	23	3	54
Noncash interest expense	3	1	8
Noncash restructuring and impairment charges (credits)	3	(22)	1
Deferred income taxes	(93)	(167)	(95)
Noncash loss (gain) on foreign currency transactions	8	(3)	(5)
Stock-based compensation	29	27	36
Other, net	9	5	6
Changes in operating assets and liabilities:
Accounts and notes receivable	138	(22)	(161)
Inventories	77	(80)	(88)
Prepaid expenses	(27)	(9)	(11)
Other current assets	53	59	23
Other noncurrent assets	(90)	(41)	(46)
Accounts payable	21	12	127
Accrued liabilities	(50)	44	54
Other noncurrent liabilities	(142)	(57)	43
Net cash provided by operating activities from continuing operations	656	704	672
Net cash provided by operating activities from discontinued operations	241	503	547
Net cash provided by operating activities	897	1,207	1,219

Investing Activities:
Capital expenditures	(274)	(251)	(234)
Acquisition of a business, net of cash acquired	—	(366)	(14)
Proceeds from sale of assets	50	—	25
Cash received from termination of cross-country interest rate contacts	—	—	7
Cash received from forward swap contract related to the sale of investment in Venator	16	3	—
Other	7	(1)	(1)
Net cash used in investing activities from continuing operations	(201)	(615)	(217)
Net cash used in investing activities from discontinued operations	(59)	(358)	(207)
Net cash used in investing activities	(260)	(973)	(424)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2019	2018	2017
Financing Activities:
Net (repayments) borrowings on revolving loan facilities	$(89)	$125	$(41)
Net (repayments) borrowings on overdraft facilities	—	(1)	1
Repayments of long-term debt	(676)	(68)	(2,058)
Proceeds from issuance of long-term debt	742	—	24
Proceeds from long-term debt of Venator	—	—	750
Repayments of short-term debt	—	(8)	(15)
Borrowings on short-term debt	102	6	8
Repayments of notes payable	(27)	(29)	(27)
Borrowings on note payable	37	27	31
Debt issuance costs paid	(8)	(4)	(21)
Costs of early extinguishment of debt	(21)	—	—
Dividends paid to common stockholders	(150)	(156)	(120)
Dividends paid to noncontrolling interests	(41)	(69)	(34)
Cash paid for noncontrolling interest	(101)	—	—
Contribution from noncontrolling interests	—	—	5
Repurchase of common stock	(208)	(277)	—
Repurchase and cancellation of stock awards	(12)	(30)	(12)
Proceeds from issuance of common stock	2	17	35
Proceeds from the IPO of Venator	—	—	1,012
Cash paid for expenses for the IPO of Venator	—	—	(58)
Proceeds from the secondary offering of Venator	—	44	—
Cash paid for expenses of the secondary offering of Venator	—	(2)	—
Other	—	1	1
Net cash used in financing activities	(450)	(424)	(519)
Effect of exchange rate changes on cash	(2)	(35)	18
Increase in cash, cash equivalents and restricted cash	185	(225)	294
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	340	481	396
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	238	29
Deconsolidation of cash, cash equivalents and restricted cash from Venator	—	(154)	—
Cash, cash equivalents and restricted cash at end of period	$525	$340	$719

Supplemental cash flow information:
Cash paid for interest	$111	$163	$175
Cash paid for income taxes	100	179	25

As of December 31, 2019, 2018 and 2017, the amount of capital expenditures in accounts payable was $64 million, $66 million and $51 million, respectively. In addition, as of December 31, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator was $46 million and $38 million, respectively. As of December 31, 2017, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator after the IPO date was $6 million and $16 million, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Huntsman International LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index on page F-1 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

February 13, 2020

We have served as the Company’s auditor since 1984.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents(a)	$525	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $19 and $21, respectively), ($221 and $341 pledged as collateral, respectively)(a)	940	1,165
Accounts receivable from affiliates	410	399
Inventories(a)	914	1,000
Prepaid expenses	82	57
Other current assets(a)	79	147
Current assets held for sale	1,208	232
Total current assets	4,158	3,340
Property, plant and equipment, net(a)	2,383	2,353
Investment in unconsolidated affiliates	535	526
Intangible assets, net(a)	197	213
Goodwill	276	275
Deferred income taxes	292	324
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	396	—
Other noncurrent assets(a)	452	393
Noncurrent assets held for sale	-	877
Total assets	$8,723	$8,335

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$765	$761
Accounts payable to affiliates	143	104
Accrued liabilities(a)	417	494
Notes payable to affiliates	100	100
Current portion of debt(a)	212	96
Current operating lease liabilities(a)	42	—
Current liabilities held for sale	512	225
Total current liabilities	2,191	1,780
Long-term debt(a)	2,177	2,224
Notes payable to affiliates	280	488
Deferred income taxes	29	135
Noncurrent operating lease liabilities(a)	384	—
Other noncurrent liabilities(a)	890	937
Noncurrent liabilities held for sale	-	283
Total liabilities	5,951	5,847
Commitments and contingencies (Notes 21 and 22)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,675	3,658
Retained earnings (accumulated deficit)	312	(91)
Accumulated other comprehensive loss	(1,352)	(1,308)
Total Huntsman International LLC members’ equity	2,635	2,259
Noncontrolling interests in subsidiaries	137	229
Total equity	2,772	2,488
Total liabilities and equity	$8,723	$8,335
(a)	At December 31, 2019 and December 31, 2018, respectively, nil and $7 of cash and cash equivalents, $13 and $30 of accounts and notes receivable (net), $35 and $49 of inventories, nil and $5 of other current assets, $180 and $265 of property, plant and equipment (net), nil and $10 of intangible assets (net), $20 and $52 of other noncurrent assets, $100 and $123 of accounts payable, $10 and $30 of accrued liabilities, $36 and $25 of current portion of debt, $4 and nil of current operating lease liabilities, $29 and $61 of long-term debt, $11 and nil of noncurrent operating lease liabilities and $87 and $97 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See “Note 8. Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2019	2018	2017
Revenues:
Trade sales, services and fees, net	$6,664	$7,451	$6,684
Related party sales	133	153	161
Total revenues	6,797	7,604	6,845
Cost of goods sold	5,415	5,837	5,188
Gross profit	1,382	1,767	1,657
Operating expenses:
Selling, general and administrative	781	784	754
Research and development	137	145	132
Restructuring, impairment and plant closing (credits) costs	(41)	(7)	19
Merger costs	—	2	28
Other operating expense (income), net	31	8	(16)
Total operating expenses	908	932	917
Operating income	474	835	740
Interest expense	(126)	(136)	(181)
Equity in income of investment in unconsolidated affiliates	54	55	13
Fair value adjustments to Venator investment	(18)	(62)	—
Loss on early extinguishment of debt	(23)	(3)	(54)
Other income, net	16	27	6
Income from continuing operations before income taxes	377	716	524
Income tax benefit (expense)	41	(41)	(17)
Income from continuing operations	418	675	507
Income (loss) from discontinued operations, net of tax	169	(39)	227
Net income	587	636	734
Net income attributable to noncontrolling interests	(36)	(313)	(105)
Net income attributable to Huntsman International LLC	$551	$323	$629

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year ended December 31,
	2019	2018	2017
Net income	$587	$636	$734
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustment	2	(194)	210
Pension and other postretirement benefits adjustments	(35)	(37)	112
Other, net	(1)	(6)	(1)
Other comprehensive (loss) income, net of tax	(34)	(237)	321
Comprehensive income	553	399	1,055
Comprehensive income attributable to noncontrolling interests	(31)	(266)	(127)
Comprehensive income attributable to Huntsman International LLC	$522	$133	$928

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
			(Accumulated	Accumulated
			deficit)	other	Noncontrolling
	Members’ equity		retained	comprehensive	interests in	Total
	Units	Amount	earnings	loss	subsidiaries	equity
Beginning balance, January 1, 2017	2,728	$3,226	$(779)	$(1,691)	$180	$936
Net income	—	—	629	—	105	734
Other comprehensive income	—	—	—	428	(107)	321
Dividends paid to parent	—	—	(120)	—	—	(120)
Contribution from parent	—	35	—	—	—	35
Dividends paid to noncontrolling interests	—	—	—	—	(34)	(34)
Contribution from noncontrolling interests	—	—	—	—	5	5
Disposition of a portion of Venator	—	413	—	—	—	413
Costs of the IPO and secondary offering of Venator	—	(58)	—	—	—	(58)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	602	602
Balance, December 31, 2017	2,728	3,616	(270)	(1,263)	751	2,834
Cumulative effect of changes in fair value of equity investments	—	—	10	(10)	—	—
Net income	—	—	323	—	313	636
Other comprehensive income	—	—	—	(195)	(42)	(237)
Dividends paid to parent	—	—	(154)	—	—	(154)
Contribution from parent	—	26	—	—	—	26
Dividends paid to noncontrolling interests	—	—	—	—	(69)	(69)
Disposition of a portion of Venator	—	18	—	—	—	18
Costs of secondary offering of Venator	—	(2)	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	27	27
Deconsolidation of Venator	—	—	—	160	(751)	(591)
Balance, December 31, 2018	2,728	3,658	(91)	(1,308)	229	2,488
Net income	—	—	551	—	36	587
Other comprehensive income	—	—	—	(44)	10	(34)
Dividends paid to parent	—	—	(148)	—	—	(148)
Contribution from parent	—	28	—	—	—	28
Dividends declared to noncontrolling interests	—	—	—	—	(65)	(65)
Acquisition of noncontrolling interests, net of tax	—	(11)	—	—	(73)	(84)
Balance, December 31, 2019	2,728	$3,675	$312	$(1,352)	$137	$2,772

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$587	$636	$734
Less: (Income) loss from discontinued operations, net of tax	(169)	39	(227)
Income from continuing operations	418	675	507
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(54)	(55)	(13)
Unrealized gains on fair value adjustments to Venator investment	19	62	—
Cash received from return on investment in unconsolidated subsidiary	24	—	—
Depreciation and amortization	270	252	228
Noncash lease expense	55	—	—
(Gain) loss on disposal of businesses/assets, net	(49)	3	(8)
Loss on early extinguishment of debt	23	3	54
Noncash interest expense	18	22	25
Noncash restructuring and impairment charges (credits)	3	(22)	1
Deferred income taxes	(91)	(172)	(90)
Noncash loss (gain) on foreign currency transactions	8	(3)	(5)
Noncash compensation	28	26	35
Other, net	10	7	7
Changes in operating assets and liabilities:
Accounts and notes receivable	138	(23)	(159)
Inventories	77	(80)	(88)
Prepaid expenses	(27)	(8)	(10)
Other current assets	48	59	20
Other noncurrent assets	(90)	(41)	(46)
Accounts payable	7	(9)	111
Accrued liabilities	(51)	44	48
Other noncurrent liabilities	(139)	(53)	49
Net cash provided by operating activities from continuing operations	645	687	666
Net cash provided by operating activities from discontinued operations	241	503	542
Net cash provided by operating activities	886	1,190	1,208

Investing Activities:
Capital expenditures	(274)	(251)	(234)
Proceeds from sale of businesses/assets	50	—	25
Acquisition of a business, net of cash acquired	—	(366)	(14)
Increase in receivable from affiliate	(1)	(16)	(15)
Cash received from termination of cross-country interest rate contacts	—	—	7
Cash received from forward swap contract related to the sale of investment in Venator	16	3	—
Other, net	7	—	—
Net cash used in investing activities from continuing operations	(202)	(630)	(231)
Net cash used in investing activities from discontinued operations	(59)	(358)	(207)
Net cash used in investing activities	(261)	(988)	(438)

(continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2019	2018	2017
Financing Activities:
Net (repayments) borrowings on revolving loan facilities	$(89)	$125	$(41)
Net borrowings (repayments) on overdraft facilities	—	(1)	1
Repayments of long-term debt	(676)	(68)	(2,058)
Proceeds from issuance of long-term debt	742	—	24
Proceeds from long-term debt of Venator	—	—	750
Repayments of short-term debt	—	(8)	(15)
Borrowings on short-term debt	102	6	8
Repayments of notes payable to affiliate	(207)	(255)	—
Proceeds from issuance of notes payable to affiliate	—	—	47
Repayments of notes payable	(27)	(29)	(27)
Borrowings on notes payable	37	27	31
Debt issuance costs paid	(8)	(4)	(21)
Costs of early extinguishment of debt	(21)	—	—
Dividends paid to parent	(148)	(154)	(120)
Dividends paid to noncontrolling interests	(41)	(69)	(34)
Cash paid for noncontrolling interest	(101)	—	—
Contribution from noncontrolling interests	—	—	5
Proceeds from the IPO of Venator	—	—	1,012
Cash paid for expenses for the IPO of Venator	—	—	(58)
Proceeds from the secondary offering of Venator	—	44	—
Cash paid for expenses of the secondary offering of Venator	—	(2)	—
Other	(1)	(2)	1
Net cash used in financing activities	(438)	(390)	(495)
Effect of exchange rate changes on cash	(2)	(35)	18
Increase in cash, cash equivalents and restricted cash	185	(223)	293
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	340	479	395
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	238	29
Deconsolidation of cash, cash equivalents and restricted cash of Venator	—	(154)	—
Cash, cash equivalents and restricted cash at end of period	$525	$340	$717

Supplemental cash flow information:
Cash paid for interest	$111	$163	$175
Cash paid for income taxes	100	179	25

As of December 31, 2019, 2018 and 2017 the amount of capital expenditures in accounts payable was $64 million, $66 million and $51 million, respectively. During the years ended 2019, 2018 and 2017, Huntsman Corporation contributed $28 million, $26 million and $35 million, respectively, related to stock-based compensation for continuing operations. In addition, as of December 31, 2018, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator was $46 million and $38 million, respectively. As of December 31, 2017, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator after the IPO date was $6 million and $16 million, respectively.

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Definitions

For convenience in this report, the terms “Company,” “our” or “we” may be used to refer to Huntsman Corporation and, unless the context otherwise requires, its subsidiaries and predecessors. Any references to the “Company” “we” “us” or “our” as of a date prior to October 19, 2004 (the date of our Company’s formation) are to Huntsman Holdings, LLC and its subsidiaries (including their respective predecessors). In this report, “Huntsman International” refers to Huntsman International LLC (our wholly-owned subsidiary) and, unless the context otherwise requires, its subsidiaries; “AAC” refers to Arabian Amines Company, our consolidated manufacturing joint venture with the Zamil Group; “HPS” refers to Huntsman Polyurethanes Shanghai Ltd. (our consolidated splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd); and “SLIC” refers to Shanghai Liengheng Isocyanate Company (our unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies).

In this report, we may use, without definition, the common names of competitors or other industry participants. We may also use the common names or abbreviations for certain chemicals or products.

Description of Business

We are a global manufacturer of differentiated organic chemical products. We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, personal care and hygiene, durable and non-durable consumer products, digital inks, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes.

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

Recent Developments

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama in a transaction valued at approximately $2 billion, comprising a cash purchase price of approximately $1.93 billion, which includes estimated adjustments to the purchase price for working capital, plus the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. The final purchase price is subject to customary post-closing adjustments. The net after tax cash proceeds are expected to be approximately $1.6 billion. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses.”

Icynene-Lapolla Acquisition

On December 5, 2019, we entered into an agreement with an affiliate of FFL Partners, LLC to acquire Icynene-Lapolla, a leading North American manufacturer and distributor of spray polyurethane foam insulation systems for residential and commercial applications. Icynene-Lapolla operates two manufacturing facilities located in Houston,

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Texas and Mississauga, Ontario. Under terms of the agreement, we agreed to pay $350 million, subject to customary closing adjustments, in an all-cash transaction to be funded from available liquidity. The transaction is expected to close in the first quarter of 2020. The acquired business is expected to be integrated into our Polyurethanes segment.

Acquisition of Remaining Interest in Sasol-Huntsman Joint Venture

On September 30, 2019, we acquired from Sasol, our former joint venture partner, the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. The joint venture owned a manufacturing facility in Moers, Germany with capacity to produce 230 million pounds of maleic anhydride. We paid Sasol $101 million, which included acquired cash, net of any debt. The purchase price was funded from the 2019 Term Loan.”

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

Environmental Expenditures

Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable and the related costs can be reasonably estimated. Other environmental expenditures that are principally maintenance or preventative in nature are recorded when expended and incurred and are expensed or capitalized as appropriate. See “Note 22. Environmental, Health and Safety Matters.”

Equity Method Investments

We account for our equity investments where we own a non-controlling interest, but exercise significant influence, under the equity method of accounting. Under the equity method of accounting, our original cost of the investment is adjusted for our share of equity in the earnings of the equity investee and reduced by dividends and distributions of capital received, unless the fair value option is elected, in which case the investment balance is marked to fair value each reporting period and the impact of changes in fair value of the equity investment are reported in earnings. We elected the fair value option to account for our equity method investment in Venator. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.” The change in the fair value related to our equity method investment in Venator is presented in “Fair value adjustments to Venator investment” on the consolidated statements of operations.

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

Foreign currency transaction gains and losses are recorded in other operating expense (income), net in our consolidated statements of operations and were (losses) gains of $(8) million, $3 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

On December 22, 2017, the U.S. Tax Reform Act was signed into law. The U.S. Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, (effective January 1, 2018), creation of the base erosion anti-abuse tax provision (“BEAT”) and a new provision designed to tax global intangible low-taxed income (“GILTI”) (effective January 1, 2018) and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

As a result of the enactment of the U.S. Tax Reform Act, the Company recorded a net tax benefit of $20 million over 2017 and 2018. We recorded a net tax benefit of $135 million due to a remeasurement of deferred U.S. tax assets and liabilities (including a provisional tax benefit of $137 million in 2017, partially offset by a final tax expense of $2 million in 2018) offset by tax expense of $115 million due to the transition tax on the deemed repatriation of deferred foreign income (including a provisional tax expense of $85 million in 2017 and a $30 million measurement period adjustment in 2018). We did not make the election to reclassify the income tax effects of the U.S. Tax Reform Act from accumulated other comprehensive income to retained earnings.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not we are required to make judgments and apply assumptions to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in our consolidated financial statements. For further information concerning taxes, see “Note 20. Income Taxes.”

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2019, goodwill decreased by approximately $2 million due to the finalization of the valuation of the assets and liabilities of an acquisition, partially offset by a net increase of approximately $1 million due to changes in foreign currency exchange rates. See “Note 3. Business Combinations and Acquisitions.”

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

Basic and diluted income per share is determined using the following information (in millions):

	Year ended December 31,
	2019	2018	2017
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$393	$608	$406
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$562	$337	$636
Denominator:
Weighted average shares outstanding	228.9	238.1	238.4
Dilutive shares:
Stock-based awards	1.7	3.5	5.5
Total weighted average shares outstanding, including dilutive shares	230.6	241.6	243.9

Additional stock-based awards of 3.0 million, 0.8 million and 0.8 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2019, 2018 and 2017, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive.

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

Interest expense capitalized as part of plant and equipment was $4 million, $4 million and $9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Normal maintenance and repairs of plant and equipment are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the useful life of the assets are capitalized, and the assets replaced, if any, are retired.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation. These reclassifications were to record the assets and liabilities of our Chemical Intermediates Businesses as held for sale and its results of operations as discontinued operations. See “Note 1. General—Recent Developments—Sale of Chemical Intermediates Businesses” as well as “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses.”

Revenue Recognition

We generate substantially all of our revenue through product sales in which revenue is recognized at a point in time. We recognize revenue when control of the promised goods is transferred to our customers. Control of goods usually passes to the customer at the time shipment is made. Revenue is measured as the amount that reflects the consideration that we expect to be entitled to in exchange for those goods. See “Note 18. Revenue Recognition.”

Securitization of Accounts Receivable

Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to the special purpose entities (“SPE”) in the U.S. and EU. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing in both U.S. dollars and euros. The amounts outstanding under our A/R Programs are accounted for as secured borrowings. See “Note 15. Debt—Direct and Subsidiary Debt—A/R Programs.”

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost, net of estimated forfeitures, will be recognized over the period during which the employee is required to provide services in exchange for the award. See “Note 24. Stock-Based Compensation Plan.”

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

Accounting Pronouncements Adopted During 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The amendments in this ASU increase transparency and comparability

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU require lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, providing an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, providing an optional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Reporting entities can elect to recognize and measure leases under these amendments at the beginning of the earliest period presented using a modified retrospective approach or otherwise elect the transition method provided under ASU No. 2018-11. On January 1, 2019, we adopted the amendments in these ASUs using the transition method that allowed us to initially apply the new lease standard at the adoption date. The initial adoption of the new lease standard had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated statements of operations. The most significant impact was the recognition of operating lease liabilities and operating lease right-of-use assets. On January 1, 2019, we recognized operating lease liabilities of $400 million and operating lease right-of-use assets of $371 million. As a result of the adoption of these amendments, we revised our accounting policy for leases as detailed in “Note 9. Leases.”

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

3. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Remaining Interest in Sasol-Huntsman Joint Venture

On September 30, 2019, we acquired from Sasol, our former joint venture partner, the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. We paid Sasol $101 million, which included acquired cash, net of any debt. The purchase price was funded from the 2019 Term Loan. See “Note 15. Debt—Direct and Subsidiary Debt—Term Loan Credit Facility.” In connection with this acquisition, we recorded an adjustment to additional paid-in capital, net of tax, of $11 million. Prior to acquiring the 50% noncontrolling interest that we did not own, we accounted for Sasol-Huntsman as a variable interest entity. See “Note 8. Variable Interest Entities.”

The effects of changes in our ownership interest in Sasol-Huntsman on the equity attributable to Huntsman Corporation and Huntsman International are as follows (dollars in millions):

	Year ended December 31,
	2019	2018	2017
Net income attributable to Huntsman Corporation shareholders	$562	$337	$636

Decrease in Huntsman Corporation’s paid-in capital for purchase of 50% interest in Sasol-Huntsman	(11)	—	—
Net transfers to noncontrolling interest	(11)	—	—
Change from net income attributable to Huntsman Corporation shareholders and transfers to noncontrolling interest	$551	$337	$636

	Year ended December 31,
	2019	2018	2017
Net income attributable to Huntsman International shareholders	$551	$323	$629

Decrease in Huntsman International’s paid-in capital for purchase of 50% interest in Sasol-Huntsman	(11)	—	—
Net transfers to noncontrolling interest	(11)	—	—
Change from net income attributable to Huntsman International shareholders and transfers to noncontrolling interest	$540	$323	$629

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

We have accounted for the Demilec Acquisition using the acquisition method. As such, we determined the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

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

If this acquisition were to have occurred on January 1, 2017, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International and income per share for Huntsman Corporation would have been reported (dollars in millions):

	Pro Forma (Unaudited)
	Year ended December 31,
	2018	2017
Revenues	$7,662	$7,010
Net income	639	728
Net income attributable to Huntsman Corporation	326	623

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pro Forma (Unaudited)
	Year ended December 31,
	2018	2017
Revenues	$7,662	$7,010
Net income	625	721
Net income attributable to Huntsman International	312	616

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama in a transaction valued at approximately $2 billion, comprising a cash purchase price of approximately $1.93 billion, which includes estimated adjustments to the purchase price for working capital, plus the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. The final purchase price is subject to customary post-closing adjustments. The net after tax cash proceeds are expected to be approximately $1.6 billion. Beginning in the third quarter of 2019, we reported the assets and liabilities of our Chemical Intermediates Businesses as held for sale and reported its results of operations as discontinued operations. Certain amounts for prior periods have similarly been retrospectively reflected for all periods presented. In connection with this sale, we entered into long-term supply agreements with Indorama for certain raw materials at market prices supplied by the Chemical Intermediates Businesses.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in our consolidated balance sheets (dollars in millions):

	December 31,	December 31,
	2019	2018
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$145	$89
Inventories	105	134
Other current assets	—	9
Total current assets		232
Property, plant and equipment, net	720	711
Operating lease right-of-use assets	69	—
Deferred income taxes	4	—
Other noncurrent assets	165	166
Total noncurrent assets		877
Total assets held for sale(1)	$1,208	$1,109
Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$152	$168
Accrued liabilities	26	57
Current operating lease liabilities	20	—
Total current liabilities		225
Deferred income taxes	135	159
Noncurrent operating lease liabilities	51	—
Other noncurrent liabilities	128	124
Total noncurrent liabilities		283
Total liabilities held for sale(1)	$512	$508
(1)	The assets and liabilities held for sale are classified as current as of December 31, 2019 because the sale of our

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Chemical Intermediates Businesses was completed on January 3, 2020.

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income (loss) of discontinued operations as presented in our consolidated statements of operations (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2019	2018	2017
Major line items constituting pretax income of discontinued operations(1):
Trade sales, services and fees, net(2)	$1,545	$3,923	$3,747
Cost of goods sold(2)	1,287	2,847	3,198
Other expense items, net that are not major	54	332	208
Income from discontinued operations before income taxes	204	744	341
Income tax expense	(35)	(86)	(111)
Loss on disposal	—	(427)	—
Valuation allowance	—	(270)	—
Income (loss) from discontinued operations, net of tax	169	(39)	230
Net income attributable to noncontrolling interests	—	(6)	(10)
Net income (loss) attributable to discontinued operations	$169	$(45)	$220

Huntsman International

	Year ended December 31,
	2019	2018	2017
Major line items constituting pretax income of discontinued operations(1):
Trade sales, services and fees, net(2)	$1,545	$3,923	$3,747
Cost of goods sold(2)	1,287	2,847	3,201
Other expense items, net that are not major	54	332	208
Income from discontinued operations before income taxes	204	744	338
Income tax expense	(35)	(86)	(111)
Loss on disposal	—	(427)	—
Valuation allowance	—	(270)	—
Income (loss) from discontinued operations, net of tax	169	(39)	227
Net income attributable to noncontrolling interests	—	(6)	(10)
Net income (loss) attributable to discontinued operations	$169	$(45)	$217
(1)	Discontinued operations include our Chemical Intermediates Businesses, our Australian styrenics operations and our North American polymers and base chemicals operations for all periods presented. We began accounting for our investment in Venator as an equity method investment on December 3, 2018. Therefore, the summarized financial data only includes the results of Venator applicable to the period from January 1, 2017 through December 2, 2018.

(2)	Includes eliminations of trade sales, services and fees, net and cost of sales between continuing operations and discontinued operations.

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

During the first quarter of 2019, we recorded a gain of $1 million to record the Forward Swap at fair value. Additionally, for year ended December 31, 2019, we recorded a loss of $19 million to record our investment in Venator at fair value. These gains and losses were recorded in “Fair value adjustments to Venator investment” on our consolidated statements of operations.

5. INVENTORIES

Inventories consisted of the following (dollars in millions):

	December 31,	December 31,
	2019	2018
Raw materials and supplies	$175	$191
Work in progress	49	51
Finished goods	718	798
Total	942	1,040
LIFO reserves	(28)	(40)
Net inventories	$914	$1,000

For December 31, 2019 and 2018, approximately 9% and 6% of inventories were recorded using the LIFO cost method, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2019	2018
Land	$103	$105
Buildings	605	602
Plant and equipment	4,695	4,550
Construction in progress	285	249
Total	5,688	5,506
Less accumulated depreciation	(3,305)	(3,153)
Net	$2,383	$2,353

Depreciation expense for 2019, 2018 and 2017 was $245 million, $239 million and $226 million, respectively.

Huntsman International

	December 31,
	2019	2018
Land	$103	$105
Buildings	605	602
Plant and equipment	4,749	4,604
Construction in progress	285	249
Total	5,742	5,560
Less accumulated depreciation	(3,359)	(3,207)
Net	$2,383	$2,353

Depreciation expense for 2019, 2018 and 2017 was $245 million, $236 million and $217 million, respectively.

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES

Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2019	2018
Equity Method:
Venator Materials PLC (49%)(1)	$200	$219
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(2)	112	120
Nanjing Jinling Huntsman New Material Co., Ltd. (49%)	196	163
Jurong Ningwu New Material Development Co., Ltd. (30%)	27	24
Total investments	$535	$526
(1)	We account for our remaining investment in Venator as an equity method investment using the fair value option. For more information see “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.”

(2)	We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of our unconsolidated affiliates as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 is as follows (dollars in millions):

	December 31,
	2019	2018
Current assets	$1,439	$1,548
Non-current assets	2,436	2,444
Current liabilities	688	781
Non-current liabilities	1,614	1,683
Noncontrolling interests	7	8

	Year ended December 31,
	2019(1)	2018(1)	2017
Revenues	$4,025	$2,181	$1,109
Gross profit	454	221	112
Income from continuing operations	99	124	34
Net income	99	124	34
(1)

We began accounting for our investment in Venator as an equity method investment on December 3, 2018. Therefore, the summarized financial data only includes information for Venator for the year ended December 31, 2019 and the period from December 3, 2018 through December 31, 2018.

8. VARIABLE INTEREST ENTITIES

We evaluate our investments and transactions to identify variable interest entities for which we are the primary beneficiary. We hold a variable interest in the following joint ventures for which we are the primary beneficiary:

●	Rubicon LLC is our 50%-owned joint venture with Lanxess that manufactures products for our Polyurethanes and Performance Products segments. The structure of the joint venture is such that the total equity investment at risk is not sufficient to permit the joint venture to finance its activities without additional financial support. By virtue of the operating agreement with this joint venture, we purchase a majority of the output, absorb a majority of the operating costs and provide a majority of the additional funding.
●	AAC is our 50%-owned joint venture with Zamil group that manufactures products for our Performance Products segment. As required in the operating agreement governing this joint venture, we purchase all of AAC’s production and sell it to our customers. Substantially all of the joint venture’s activities are conducted on our behalf.
●	Sasol-Huntsman was our 50%-owned joint venture with Sasol that owned and operated a maleic anhydride facility in Moers, Germany. This joint venture manufactured products for our Performance Products segment. Sasol-Huntsman used our technology and expertise, and we bore a disproportionate amount of risk of loss due to a related-party loan to Sasol-Huntsman for which we bore the default risk. On September 30, 2019, we acquired the 50% noncontrolling interest that we did not own in the Sasol-Huntsman. As such, as of September 30, 2019, this joint venture was no longer accounted for as a variable interest entity. See “Note 3. Business Combinations and Acquisitions.”

Creditors of these entities have no recourse to our general credit. See “Note 15. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at December 31, 2019, the joint ventures’ assets, liabilities and results of operations are included in our consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our consolidated balance sheets as of December 31, 2019 and 2018 (dollars in millions):

	December 31,	December 31,
	2019(1)	2018
Current assets	$50	$92
Property, plant and equipment, net	180	265
Operating lease right-of-use assets	16	—
Other noncurrent assets	132	136
Deferred income taxes	30	32
Intangible assets	—	10
Goodwill	—	14
Total assets	$408	$549
Current liabilities	$151	$178
Long-term debt	29	61
Deferred income taxes	—	11
Noncurrent operating lease liabilities	11	—
Other noncurrent liabilities	87	97
Total liabilities	$278	$347
(1)As of September 30, 2019, Sasol-Huntsman was no longer accounted for as a variable interest entity.

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities are as follows (dollars in millions):

	Year ended December 31,
	2019(1)	2018	2017
Revenues	$95	$154	$132
Income from continuing operations before income taxes	17	40	25
Net cash provided by operating activities	81	65	51
(1)	As of September 30, 2019, Sasol-Huntsman was no longer accounted for as a variable interest entity. Therefore, this financial data only includes information for Sasol-Huntsman applicable to the period from January 1, 2019 through September 30, 2019.

9. LEASES

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We primarily lease manufacturing and research facilities, administrative offices, land, tanks, railcars and equipment. Leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our variable lease cost was nil for the year ended December 31, 2019. Our leases have remaining lives from one month to 38 years. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately one year to 30 years or more. Renewal and termination options that we are reasonably certain to exercise have been included in the calculation of the lease right-of-use assets and lease liabilities. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

The components of operating lease expense, cash flows and supplemental noncash information from continuing operations are as follows (dollars in millions):

Year ended
December 31, 2019
Operating lease expense:
Cost of goods sold	$35
Selling, general and administrative	15
Research and development	6
Total operating lease expense(1)(2)	$56

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53

Supplemental noncash information:
Leased assets obtained in exchange for new operating lease liabilities	$416
(1)	Total operating lease expense includes short-term lease expense of approximately $1 million for the year ended December 31, 2019.
(2)	Total operating lease expense for the years ended December 31, 2018 and 2017 were $55 million and $60 million, respectively.

The weighted-average lease term and discount rate for our operating leases from continuing operations are as follows:

Weighted-average remaining lease term	11 years
Weighted-average discount rate	4.1%

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The undiscounted future cash flows of operating lease liabilities from continuing operations as of December 31, 2019 are as follows (dollars in millions):

Year ending December 31,
2020	$58
2021	57
2022	52
2023	48
2024	45
Thereafter	268
Total lease payments	528
Less imputed interest	(102)
Total	$426

Future minimum lease payments under operating leases from continuing operations as of December 31, 2018 are as follows (dollars in millions):

Year ending December 31,
2019	$37
2020	33
2021	36
2022	34
2023	32
Thereafter	224
$396

As of December 31, 2019, we have additional leases, primarily for leases of manufacturing facilities, that have not yet commenced of approximately $43 million. These leases will commence beginning in 2020 through 2021 with lease terms of up to 20 years.

10. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2019			December 31, 2018
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents, trademarks and technology	$314	$230	$84	$293	$209	$84
Licenses and other agreements	140	48	92	134	29	105
Non-compete agreements	3	2	1	3	2	1
Other intangibles	61	41	20	64	41	23
Total	$518	$321	$197	$494	$281	$213

Amortization expense was $16 million, $6 million and $3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	December 31, 2019			December 31, 2018
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents, trademarks and technology	$314	$230	$84	$293	$209	$84
Licenses and other agreements	140	48	92	134	29	105
Non-compete agreements	3	2	1	3	2	1
Other intangibles	70	50	20	72	49	23
Total	$527	$330	$197	$502	$289	$213

Amortization expense was $16 million, $6 million and $4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Our and Huntsman International’s estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31,
2020	$16
2021	15
2022	15
2023	15
2024	15

11. OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2019	2018
Capitalized turnaround costs, net	$223	$172
Catalyst assets, net	24	26
Other	205	195
Total	$452	$393

Amortization expense of catalyst assets for the years ended December 31, 2019, 2018 and 2017 was $9 million, $10 million and $7 million, respectively.

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2019	2018
Payroll and related accruals	$100	$126
Taxes other than income taxes	64	44
Income taxes	59	86
Volume and rebate accruals	53	59
Other miscellaneous accruals	144	182
Total	$420	$497

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	December 31,
	2019	2018
Payroll and related accruals	$100	$126
Taxes other than income taxes	64	44
Income taxes	59	86
Volume and rebate accruals	53	59
Other miscellaneous accruals	141	179
Total	$417	$494

13. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING (CREDITS) COSTS

2019 Restructuring Activities

In September 2011, we implemented the Textile Effects Restructuring Plan, including the closure of our production facilities and business support offices in Basel, Switzerland. In connection with this plan, in July 2019, we sold the production facilities and business support offices in Basel. Accordingly, during the third quarter of 2019, we received proceeds of $49 million related to this sale and recognized a corresponding gain on disposal of assets of $49 million.

2018 Restructuring Activities

In September 2011, we implemented the Textile Effects Restructuring Plan. In connection with this plan, we recorded restructuring reserves covering, among other things, a non-cancelable long-term service agreement. In the fourth quarter of 2018, we settled this agreement in exchange for the payment of $10 million, $8 million of which was paid in 2019 and $2 million will be paid in 2023. In connection with this settlement, we reversed the related restructuring reserve and recorded a net credit of $29 million in the fourth quarter of 2018. In addition, during 2018, we recorded a credit of $4 million primarily related to a gain on the sale of land at the Basel, Switzerland site.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2019	2018
Pension liabilities	$650	$664
Other postretirement benefits	55	54
Employee benefit accrual	38	32
Other	155	199
Total	$898	$949

Huntsman International

	December 31,
	2019	2018
Pension liabilities	$650	$664
Other postretirement benefits	55	54
Employee benefit accrual	38	32
Other	147	187
Total	$890	$937

15. DEBT

Outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,	December 31,
	2019	2018
Senior Credit Facilities:
Revolving facility	$40	$50
Amounts outstanding under A/R programs	167	252
Term loan	103	—
Senior notes	1,963	1,892
Variable interest entities	65	86
Other	51	40
Total debt	$2,389	$2,320
Total current portion of debt	$212	$96
Long-term portion of debt	2,177	2,224
Total debt	$2,389	$2,320

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	December 31,	December 31,
	2019	2018
Senior Credit Facilities:
Revolving facility	$40	$50
Amounts outstanding under A/R programs	167	252
Term loan	103	—
Senior notes	1,963	1,892
Variable interest entities	65	86
Other	51	40
Total debt, excluding debt to affiliates	$2,389	$2,320
Total current portion of debt	$212	$96
Long-term portion of debt	2,177	2,224
Total debt, excluding debt to affiliates	$2,389	$2,320
Notes payable to affiliates-current	100	100
Notes payable to affiliates-noncurrent	280	488
Total debt	$2,769	$2,908

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction in the face amount of that debt liability. As of December 31, 2019 and 2018, the amount of debt issuance costs directly reducing the debt liability was $11 million and $8 million, respectively. We record the amortization of debt issuance costs as interest expense.

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

In connection with entering into the 2018 Revolving Credit Facility, Huntsman International terminated all commitments and repaid all obligations under the Prior Credit Facility. In addition, we recognized a loss of early extinguishment of debt of $3 million. Upon the termination of the Prior Credit Facility, all guarantees of the obligations under the Prior Credit Facility were terminated, and all liens granted under the Prior Credit Facility were released. As of December 31, 2019, our 2018 Revolving Credit Facility was as follows (dollars in millions):

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
2018 Revolving Credit Facility	$1,200	$40	(1)	$—	(1)	$40	(1)	USD LIBOR plus 1.50%	2023
(1)	On December 31, 2019, we had an additional $7 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2018 Revolving Credit Facility.

(2)	Interest rates on borrowings under the 2018 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of December 31, 2019 was 1.50% above LIBOR.

Term Loan Credit Facility

On September 24, 2019, Huntsman International entered into the 2019 Term Loan, pursuant to which Huntsman International borrowed an aggregate principal amount of €92 million (or $101 million equivalent). We used the net proceeds from the 2019 Term Loan to finance our acquisition of the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. Borrowings under the 2019 Term Loan will bear interest at an interest rate of EURIBO Rate plus 0.75%, with a EURIBO Rate floor at zero. Unless earlier terminated or prepaid in accordance with the credit agreement governing the 2019 Term Loan, the 2019 Term Loan will mature on September 22, 2020. The 2019 Term Loan is subject to substantially the same terms and conditions as the 2018 Revolving Credit Facility.

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

Information regarding our A/R Programs as of December 31, 2019 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2022	$250	$100	(3)	Applicable rate plus 0.90%
EU A/R Program	April 2022	€100	€60		Applicable rate plus 1.30%
		(or approximately $112)	(or approximately $67)
(1)	The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.
(2)	The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. The applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.
(3)	As of December 31, 2019, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2019, we entered into amendments to the U.S. A/R program and the EU A/R program. The European amendment allowed the removal of pledged obligors related to the Chemical Intermediates Businesses sold to Indorama. The U.S. amendment allowed the removal of pledged obligors related to the Chemical Intermediates Businesses sold to Indorama as well as reduced the maximum funding capacity from $250 million to $150 million upon completion of the sale on January 3, 2020.

As of December 31, 2019 and December 31, 2018, $221 million and $341 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

As of December 31, 2019, we had outstanding the following notes (monetary amounts in millions):

				Unamortized
				Premiums,
				Discounts
				and Debt
Notes	Maturity	Interest Rate	Amount Outstanding	Issuance Costs
2021 Senior Notes	April 2021	5.125%	€445 (€445 carrying value $(496))	$—
2022 Senior Notes	November 2022	5.125%	$400 ($398 carrying value)	(2)
2025 Senior Notes	April 2025	4.250%	€300 (€298 carrying value $(333))	(2)
2029 Senior Notes	February 2029	4.500%	$750 ($736 carrying value)	(14)

The 2021, 2022, 2025 and 2029 Senior Notes are general unsecured senior obligations of Huntsman International. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of nonguarantor subsidiaries, enter into sale and leaseback transactions with respect to any principal properties and consolidate or merge with or into any other person or lease, sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2021, 2022, 2025 and 2029 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holder’s notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

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

Variable Interest Entity Debt

As of December 31, 2019, AAC, our consolidated 50%-owned joint venture, had $65 million outstanding under its loan commitments and debt financing arrangements. As of December 31, 2019, we have $36 million classified as current debt and $29 million as long-term debt on our consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Payable from Huntsman International to Huntsman Corporation

As of December 31, 2019, we have a loan of $380 million to our subsidiary, Huntsman International. The Intercompany Note is unsecured and $100 million of the outstanding amount is classified as current as of December 31, 2019 on our consolidated balance sheets. As of December 31, 2019, under the terms of the Intercompany Note, Huntsman International promises to pay us interest on the unpaid principal amount at a rate per annum based on the previous monthly average borrowing rate obtained under our U.S. A/R Program, less 10 basis points (provided that the rate shall not exceed an amount that is 25 basis points less than the monthly average borrowing rate obtained for the U.S. LIBOR-based borrowings under our 2018 Revolving Credit Facility).

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

Maturities

The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2019 are as follows (dollars in millions):

Year ending December 31,
2020	$212
2021	522
2022	570
2023	1
2024	2
Thereafter	1,082
$2,389

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

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” and “Note 17. Fair Value.”

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

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. On January 9, 2019, we entered into a six-year $17 million notional value interest rate hedge with a fixed rate of 2.66%. This swap was designated as a cash flow hedge and the effective portion of the changes in the fair value of the swap was recorded in other comprehensive (loss) income. In November 2019, we terminated this swap and paid $1 million to our counterparties. This $1 million settlement will be amortized from accumulated other comprehensive loss to earnings.

During 2019, there were no other reclassifications from accumulated other comprehensive loss to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

Foreign Exchange Rate Risk

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2019 and 2018, we had approximately $135 million and $151 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2019, we have designated approximately €435 million (approximately $485 million) of euro-denominated debt as a hedge of our net investment. For the years ended December 31, 2019, 2018 and 2017, the amounts recognized on the hedge of our net investment were a gain of $14 million, a gain of $35 million and a loss of $96 million, respectively, and were recorded in other comprehensive (loss) income.

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

17. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	December 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$28	$28	$23	$23
Forward swap contract related to the sale of investment in Venator	—	—	14	14
Long-term debt (including current portion)	(2,389)	(2,544)	(2,320)	(2,403)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. The fair value of our remaining investment in Venator reported in investment in unconsolidated affiliates is obtained through market observable pricing using prevailing market prices (Level 1). See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.” The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices. The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1).

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2019 and 2018. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2019, and current estimates of fair value may differ significantly from the amounts presented herein.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following assets and liabilities are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2019	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$28	$28	$—	$—

		Fair Value Amounts Using
		Quoted prices	Significant other	Significant
		in active markets	observable	unobservable
	December 31,	for identical	inputs	inputs
Description	2018	assets (Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities:
Non-qualified employee benefit plan investments	$23	$23	$—	$—

Derivatives:
Forward swap contract related to the sale of investment in Venator(1)	14	—	14	—
	$37	$23	$14	$—
(1)	In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty.

During the years ended December 31, 2019 and 2018, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized or unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

18. REVENUE RECOGNITION

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table disaggregates our revenue by major source for the years ended December 31, 2019 and 2018 (dollars in millions):

2019	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,475	$531	$289	$62	$(64)	$2,293
Europe	1,051	316	410	128	(9)	1,896
Asia Pacific	1,078	248	269	446	(2)	2,039
Rest of world	307	63	76	127	(4)	569
	$3,911	$1,158	$1,044	$763	$(79)	$6,797

Major Product Groupings
MDI urethanes	$3,911					$3,911
Differentiated		$1,158				1,158
Specialty			$891			891
Non-specialty			153			153
Textile chemicals and dyes and digital inks				$763		763
Eliminations					$(79)	(79)
	$3,911	$1,158	$1,044	$763	$(79)	$6,797

2018	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,426	$586	$285	$68	$122	$2,487
Europe	1,277	368	445	135	(16)	2,209
Asia Pacific	1,236	278	301	485	(24)	2,276
Rest of world	343	69	85	136	(1)	632
	$4,282	$1,301	$1,116	$824	$81	$7,604

Major Product Groupings
MDI urethanes	$4,282					$4,282
Differentiated		$1,301				1,301
Specialty			$932			932
Non-specialty			184			184
Textile chemicals and dyes and digital inks				$824		824
Eliminations					$81	81
	$4,282	$1,301	$1,116	$824	$81	$7,604
(1)	Geographic information for revenues is based upon countries into which product is sold.

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

19. EMPLOYEE BENEFIT PLANS

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in our consolidated balance sheets at December 31, 2019 and 2018 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2019		2018		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Change in benefit obligation
Benefit obligation at beginning of year	$956	$2,157	$1,028	$2,259	$59	$—	$69	$—
Service cost	20	30	23	32	1	—	2	—
Interest cost	41	37	39	37	3	—	2	—
Participant contributions	—	6	—	5	2	—	2	—
Plan amendments	—	(9)	—	4	—	—	—	—
Foreign currency exchange rate changes	—	7	—	(74)	—	—	—	—
Settlements/transfers/divestitures	20	(2)	(6)	(3)	1	—	—	—
Actuarial (gain) loss	65	224	(67)	(30)	—	—	(9)	—
Benefits paid	(78)	(73)	(61)	(73)	(6)	—	(7)	—
Benefit obligation at end of year	$1,024	$2,377	$956	$2,157	$60	$—	$59	$—

Change in plan assets
Fair value of plan assets at beginning of year	$697	$1,751	$747	$1,883	$—	$—	$—	$—
Actual return on plan assets	107	224	(27)	(38)	—	—	—	—
Foreign currency exchange rate changes	—	11	—	(62)	—	—	—	—
Participant contributions	—	6	—	5	2	—	2	—
Settlement/transfers/divestitures	19	(2)	(6)	(3)	—	—	—	—
Company contributions	45	43	44	39	4	—	5	—
Benefits paid	(78)	(73)	(61)	(73)	(6)	—	(7)	—
Fair value of plan assets at end of year	$790	$1,960	$697	$1,751	$—	$—	$—	$—

Funded status
Fair value of plan assets	$790	$1,960	$697	$1,751	$—	$—	$—	$—
Benefit obligation	1,024	2,377	956	2,157	60	—	59	—
Accrued benefit cost	$(234)	$(417)	$(259)	$(406)	$(60)	$—	$(59)	$—

Amounts recognized in balance sheet:
Noncurrent asset	$—	$10	$—	$10	$—	$—	$—	$—
Current liability	(5)	(6)	(5)	(6)	(5)	—	(5)	—
Noncurrent liability	(229)	(421)	(254)	(410)	(55)	—	(54)	—
Total	$(234)	$(417)	$(259)	$(406)	$(60)	$—	$(59)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman Corporation

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2019		2018		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$394	$840	$401	$784	$20	$—	$21	$—
Prior service credit	(11)	(32)	(13)	(27)	(33)	—	(38)	—
Total	$383	$808	$388	$757	$(13)	$—	$(17)	$—

Huntsman International

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2019		2018		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$395	$846	$402	$793	$20	$—	$21	$—
Prior service credit	(11)	(31)	(13)	(27)	(33)	—	(38)	—
Total	$384	$815	$389	$766	$(13)	$—	$(17)	$—

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost of continuing operations during the next fiscal year are as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Actuarial loss	$28	$53	$1	$—
Prior service credit	(2)	(5)	(5)	—
Total	$26	$48	$(4)	$—

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Actuarial loss	$28	$56	$1	$—
Prior service credit	(2)	(5)	(5)	—
Total	$26	$51	$(4)	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of net periodic benefit costs of continuing operations for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2019	2018	2017	2019	2018	2017
Service cost	$20	$23	$22	$30	$32	$33
Interest cost	41	39	39	37	37	35
Expected return on plan assets	(53)	(54)	(48)	(102)	(109)	(100)
Amortization of prior service credit	(2)	(2)	(2)	(4)	(5)	(5)
Amortization of actuarial loss	23	31	27	45	38	45
Settlement loss	—	2	—	1	—	—
Special termination benefits	—	—	—	—	—	1
Net periodic benefit cost (credit)	$29	$39	$38	$7	$(7)	$9

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2019	2018	2017	2019	2018	2017
Service cost	$1	$2	$2	$—	$—	$—
Interest cost	3	2	3	—	—	—
Amortization of prior service credit	(5)	(5)	(6)	—	—	—
Amortization of actuarial loss	1	2	3	—	—	—
Net periodic benefit cost	$—	$1	$2	$—	$—	$—

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2019	2018	2017	2019	2018	2017
Service cost	$20	$23	$22	$30	$32	$33
Interest cost	41	39	39	37	37	35
Expected return on plan assets	(53)	(54)	(48)	(102)	(109)	(100)
Amortization of prior service credit	(2)	(2)	(2)	(4)	(5)	(5)
Amortization of actuarial loss	23	31	27	48	41	48
Settlement loss	—	2	—	1	—	—
Special termination benefits	—	—	—	—	—	1
Net periodic benefit cost (credit)	$29	$39	$38	$10	$(4)	$12

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2019	2018	2017	2019	2018	2017
Service cost	$1	$2	$2	$—	$—	$—
Interest cost	3	2	3	—	—	—
Amortization of prior service credit	(5)	(5)	(6)	—	—	—
Amortization of actuarial loss	1	2	3	—	—	—
Net periodic benefit cost	$—	$1	$2	$—	$—	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2019, 2018 and 2017 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2019	2018	2017	2019	2018	2017
Current year actuarial loss (gain)	$19	$18	$42	$101	$117	$(42)
Amortization of actuarial loss	(26)	(34)	(30)	(45)	(38)	(61)
Current year prior service (credits) cost	—	—	—	(10)	4	(2)
Amortization of prior service credit	2	2	2	4	5	4
Settlements	—	(2)	—	1	—	—
Curtailment (gain)/loss	—	—	—	—	—	3
Total recognized in other comprehensive income (loss)	(5)	(16)	14	51	88	(98)
Amounts related to discontinued operations	9	(4)	—	—	—	37
Total recognized in other comprehensive income (loss) in continuing operations	4	(20)	14	51	88	(61)
Net periodic benefit cost	29	39	38	7	(7)	9
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$33	$19	$52	$58	$81	$(52)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2019	2018	2017	2019	2018	2017
Current year actuarial loss (gain)	$—	$(10)	$(12)	$—	$—	$—
Amortization of actuarial loss	(1)	(2)	(3)	—	—	(1)
Current year prior service credit	—	—	—	—	—	—
Amortization of prior service credit	5	6	6	—	—	2
Total recognized in other comprehensive income (loss)	4	(6)	(9)	—	—	1
Amounts related to discontinued operations	(6)	—	—	—	—	(1)
Total recognized in other comprehensive income (loss) in continuing operations	(2)	(6)	(9)	—	—	—
Net periodic benefit cost	—	1	2	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(2)	$(5)	$(7)	$—	$—	$—

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2019	2018	2017	2019	2018	2017
Current year actuarial loss	$19	$18	$42	$101	$117	$(42)
Amortization of actuarial loss	(26)	(34)	(30)	(48)	(41)	(68)
Current year prior service credit	—	—	—	(10)	4	(2)
Amortization of prior service credit	2	2	2	4	5	4
Settlements	—	(2)	—	1	—	—
Curtailment (gain)/loss	—	—	—	—	—	3
Total recognized in other comprehensive income (loss)	(5)	(16)	14	48	85	(105)
Amounts related to discontinued operations	9	(4)	—	—	—	42
Total recognized in other comprehensive income (loss) in continuing operations	4	(20)	14	48	85	(63)
Net periodic benefit cost	29	39	38	10	(4)	12
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$33	$19	$52	$58	$81	$(51)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2019	2018	2017	2019	2018	2017
Current year actuarial loss (gain)	$—	$(10)	$(12)	$—	$—	$—
Amortization of actuarial loss	(1)	(2)	(3)	—	—	(1)
Current year prior service credit	—	—	—	—	—	—
Amortization of prior service credit	5	6	6	—	—	2
Total recognized in other comprehensive income (loss)	4	(6)	(9)	—	—	1
Amounts related to discontinued operations	(6)	—	—	—	—	(1)
Total recognized in other comprehensive income (loss) in continuing operations	(2)	(6)	(9)	—	—	—
Net periodic benefit cost	—	1	2	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(2)	$(5)	$(7)	$—	$—	$—

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2019	2018	2017	2019	2018	2017
Projected benefit obligation
Discount rate	3.59%	4.39%	3.74%	1.07%	1.75%	1.65%
Rate of compensation increase	4.09%	4.10%	4.10%	2.65%	2.95%	3.38%
Net periodic pension cost
Discount rate	4.39%	3.74%	4.24%	1.75%	1.65%	1.82%
Rate of compensation increase	4.07%	4.10%	4.14%	2.64%	3.38%	3.51%
Expected return on plan assets	7.52%	7.52%	7.53%	5.89%	5.88%	5.68%

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2019	2018	2017	2019	2018	2017
Projected benefit obligation
Discount rate	3.46%	4.26%	3.58%	2.90%	3.50%	3.30%
Net periodic pension cost
Discount rate	4.26%	3.58%	4.04%	3.50%	3.30%	3.50%

At December 31, 2019 and 2018 the health care trend rate used to measure the expected increase in the cost of benefits was assumed to be 6.50%, decreasing to 5% in 2025 and after. Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A one-percent point change in assumed health care cost trend rates would have the following effects (dollars in millions):

	Increase	Decrease
Asset category
Effect on total of service and interest cost	$—	$—
Effect on postretirement benefit obligation	2	(1)

The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2019 and 2018 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2019	2018	2019	2018
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$1,024	$956	$2,203	$1,790
Fair value of plan assets	790	697	1,777	1,375

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2019 and 2018 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2019	2018	2019	2018
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,024	$956	$1,066	$986
Accumulated benefit obligation	1,019	935	991	919
Fair value of plan assets	790	697	664	608

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected future contributions and benefit payments related to continuing operations are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
		Other		Other
	Defined	Postretirement	Defined	Postretirement
	Benefit	Benefit	Benefit	Benefit
	Plans	Plans	Plans	Plans
2020 expected employer contributions
To plan trusts	$45	$5	$38	$—
Expected benefit payments
2020	59	5	78	—
2021	62	5	77	—
2022	65	5	81	—
2023	69	5	85	—
2024	98	5	84	—
2025 - 2029	325	24	447	—

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

Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third-party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market, or geographic location. During 2019, there were no transfers into or out of Level 3 assets.

We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

The fair value of plan assets for the pension plans was $2.8 billion and $2.4 billion at December 31, 2019 and 2018, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices in active	Significant other	Significant
	December 31,	markets for identical	observable inputs	unobservable inputs
Asset category	2019	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$422	$283	$139	$—
Fixed income	301	220	81	—
Real estate/other	67	—	—	67
Cash	—	—	—	—
Total U.S. pension plan assets	$790	$503	$220	$67
Non-U.S. pension plans:
Equities	$535	$228	$307	$—
Fixed income	847	560	287	—
Real estate/other	505	99	349	57
Cash	73	72	1	—
Total Non-U.S. pension plan assets	$1,960	$959	$944	$57

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Amounts Using
		Quoted prices in active	Significant other	Significant
	December 31,	Markets for identical	Observable inputs	Unobservable inputs
Asset category	2018	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$349	$242	$107	$—
Fixed income	283	212	71	—
Real estate/other	65	—	—	65
Cash	—	—	—	—
Total U.S. pension plan assets	$697	$454	$178	$65
Non-U.S. pension plans:
Equities	$471	$161	$310	$—
Fixed income	747	496	251	—
Real estate/other	497	93	348	56
Cash	36	36	—	—
Total Non-U.S. pension plan assets	$1,751	$786	$909	$56

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real Estate/Other
	Year ended December 31,
	2019	2018
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)
Balance at beginning of period	$121	$117
Return on pension plan assets	4	4
Purchases, sales and settlements	(1)	—
Transfers into (out of) Level 3	—	—
Balance at end of period	$124	$121

Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on the pension assets is estimated to be between 5.68% and 7.53%. The asset allocation for our pension plans at December 31, 2019 and 2018 and the target allocation for 2020, by asset category are as follows:

	Target
	Allocation	Allocation at December 31,
Asset category	2020	2019	2018
U.S. pension plans:
Equities	53%	54%	50%
Fixed income	39%	38%	41%
Real estate/other	5%	8%	9%
Cash	3%	—%	—
Total U.S. pension plans	100%	100%	100%
Non-U.S. pension plans:
Equities	31%	27%	27%
Fixed income	44%	43%	43%
Real estate/other	15%	26%	28%
Cash	10%	4%	2%
Total non-U.S. pension plans	100%	100%	100%

Equity securities in our pension plans did not include any direct investments in equity securities of our Company or our affiliates at the end of 2019.

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

Our total combined expense for the above defined contribution plans for each of the years ended December 31, 2019, 2018 and 2017 was $17 million, $16 million and $16 million, respectively.

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

Our total combined expense for these defined contribution plans for the years ended December 31, 2019, 2018 and 2017 was $4 million, $4 million and $5 million, respectively, primarily related to the Huntsman UK Pension Plan.

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

Assets of these plans are included in other noncurrent assets and as of December 31, 2019 and 2018 were $39 million and $32 million, respectively. During each of the years ended December 31, 2019, 2018 and 2017, we expensed a total of $1 million as contributions to the SSP and the SERP.

Stock-Based Incentive Plan

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. As of December 31, 2019, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. See “Note 24. Stock-Based Compensation Plan.”

International Plans

International employees are covered by various post-employment arrangements consistent with local practices and regulations. Such obligations are included in other long-term liabilities in our consolidated balance sheets.

20. INCOME TAXES

The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2019	2018	2017
Income tax (benefit) expense:
U.S.
Current	$(17)	$57	$23
Deferred	(181)	(30)	(133)
Non-U.S.
Current	71	153	88
Deferred	89	(135)	42
Total	$(38)	$45	$20

Huntsman International

	Year ended December 31,
	2019	2018	2017
Income tax (benefit) expense:
U.S.
Current	$(21)	$57	$16
Deferred	(179)	(34)	(130)
Non-U.S.
Current	70	153	88
Deferred	89	(135)	43
Total	$(41)	$41	$17

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision for income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2019	2018	2017
Income from continuing operations before income taxes	$391	$734	$531
Expected tax expense at U.S. statutory rate of 21%, 21% and 35%, respectively	$82	$154	$186
Change resulting from:
State tax expense net of federal benefit	(3)	(1)	(2)
Non-U.S. tax rate differentials	9	27	(67)
U.S. Tax Reform Act impact	(1)	32	(52)
Currency exchange gains/losses(net)	(5)	(10)	15
Venator investment basis difference and fair market value adjustments	(199)	18	—
Tax losses related to Venator investment	(18)	—	—
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	7	16	—
Tax authority audits and dispute resolutions	(6)	5	9
Share-based compensation excess tax benefits	(4)	(14)	(10)
Change in valuation allowance	56	(185)	(72)
Deferred tax effects of non-U.S. tax rate changes	36	(2)	4
Impact of equity method investments	(13)	(14)	(3)
Other non-U.S. tax effects, including nondeductible expenses transfer pricing adjustments and various withholding taxes	19	19	3
Other U.S. tax effects, including nondeductible expenses and other credits	2	—	9
Total income tax (benefit) expense	$(38)	$45	$20

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	Year ended December 31,
	2019	2018	2017
Income from continuing operations before income taxes	$377	$716	$524
Expected tax expense at U.S. statutory rate of 21%, 21% and 35%, respectively	$79	$150	$183
Change resulting from:
State tax expense net of federal benefit	(3)	(1)	(2)
Non-U.S. tax rate differentials	9	27	(67)
U.S. Tax Reform Act impact	(1)	32	(53)
Currency exchange gains/losses(net)	(5)	(10)	15
Venator investment basis difference and fair market value adjustments	(199)	18	—
Tax losses related to Venator investment	(18)	—	—
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	7	16	—
Tax authority audits and dispute resolutions	(6)	5	9
Share-based compensation excess tax benefits	(4)	(14)	(10)
Change in valuation allowance	56	(185)	(72)
Deferred tax effects of non-U.S. tax rate changes	36	(2)	4
Impact of equity method investments	(13)	(14)	(3)
Other non-U.S. tax effects, including nondeductible expenses transfer pricing adjustments and various withholding taxes	19	19	4
Other U.S. tax effects, including nondeductible expenses and other credits	2	—	9
Total income tax (benefit) expense	$(41)	$41	$17

During 2019 and 2018, the average statutory rate for countries with pre-tax income, primarily our operations in China, Germany, India and Luxembourg, was higher than the average statutory rate for countries with pre-tax losses, resulting in a net expense of $9 million and $27 million, respectively, as compared to the 21% U.S. statutory rate reflected in the reconciliation above. During 2017, the average statutory rate for countries with pre-tax income, primarily our Polyurethanes segment in The Netherlands, China and the U.K., as well as our Advanced Materials segment in Switzerland and our Corporate segment in Luxembourg, was lower than the average statutory rate for countries with pre-tax losses, almost all of which had statutory rates lower than the U.S. of 35%, resulting in net benefits as compared to the U.S. statutory rate of $67 million, reflected in the reconciliation above. In certain non-U.S. tax jurisdictions, our U.S. GAAP functional currency is different than the local tax currency. As a result, foreign exchange gains and losses will impact our effective tax rate. For 2019, 2018 and 2017, this resulted in a $5 million tax benefit, a $10 million tax benefit and a $15 million tax expense, respectively.

In 2019, we recorded $199 million of deferred tax assets in connection with our tax basis in our Venator investment being greater than our book basis, which the deferred tax asset was partially offset by a valuation allowance of $46 million (for a net tax benefit of $153 million), as further discussed below. Effective January 1, 2019, Switzerland reduced certain conditional income tax rates resulting in a decrease in our net deferred tax assets and a corresponding noncash income tax expense of $32 million for the year ended December 31, 2019.

The U.S. Tax Reform Act established new tax laws that affected 2019 and 2018, including, but not limited to, a reduction of the U.S. federal corporate tax rate and the creation of the BEAT and GILTI provisions. Under U.S. GAAP, we have elected to treat the GILTI as a current-period expense when incurred.

The stated purpose of the GILTI rules is to generate additional U.S. tax related to income in non-U.S. jurisdictions which incur less than a blended 13.125% non-U.S. tax rate. Our non-U.S. income is subject to a blended rate greater than 13.125%; however, in practice, the GILTI regulations result in additional tax liability as a result of

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense allocations which limit the ability to utilize foreign tax credits against the GILTI inclusion. For 2019 and 2018 we have incurred $ 7 million and $16 million of tax expense resulting from these expense allocations.

We recorded a net tax benefit of $20 million over 2017 and 2018 related to enactment of the U.S. Tax Reform Act. As a result of the U.S. Tax Reform Act, we recorded a net tax benefit of $135 million due to remeasurement of deferred U.S. tax assets and liabilities (including a provisional tax benefit of $137 million in 2017 offset by a final tax expense of $2 million in 2018), offset by a tax expense of $115 million due to the transition tax on deemed repatriation of deferred foreign income (including a provisional tax expense of $85 million in 2017 and a $30 million remeasurement period adjustment in 2018). We did not make the election to reclassify the income tax effects of the U.S. Tax Reform Act from accumulated other comprehensive income to retained earnings.

The components of income (loss) from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2019	2018	2017
U.S.	$(106)	$(38)	$(143)
Non-U.S.	497	772	674
Total	$391	$734	$531

Huntsman International

	Year ended December 31,
	2019	2018	2017
U.S.	$(120)	$(56)	$(150)
Non-U.S.	497	772	674
Total	$377	$716	$524

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$281	$359
Pension and other employee compensation	172	180
Property, plant and equipment	15	15
Intangible assets	56	76
Basis difference in Venator investment	199	—
Operating leases	98	—
Other, net	72	50
Total	$893	$680
Deferred income tax liabilities:
Property, plant and equipment	$(218)	$(199)
Pension and other employee compensation	(1)	—
Intangible assets	(27)	(33)
Unrealized currency gains	(43)	(37)
Operating leases	(102)	—
Other, net	(8)	(9)
Total	$(399)	$(278)
Net deferred tax asset before valuation allowance	$494	$402
Valuation allowance—net operating losses and other	(231)	(215)
Net deferred tax asset	$263	$187
Non-current deferred tax asset	292	324
Non-current deferred tax liability	(29)	(137)
Net deferred tax asset	$263	$187

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	December 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$281	$359
Pension and other employee compensation	172	180
Property, plant and equipment	15	15
Intangible assets	56	76
Basis difference in Venator investment	199	—
Operating leases	98	—
Other, net	72	50
Total	$893	$680
Deferred income tax liabilities:
Property, plant and equipment	$(218)	$(199)
Pension and other employee compensation	(1)	—
Intangible assets	(27)	(33)
Unrealized currency gains	(43)	(37)
Operating leases	(102)	—
Other, net	(8)	(7)
Total	$(399)	$(276)
Net deferred tax asset before valuation allowance	$494	$404
Valuation allowance—net operating losses and other	(231)	(215)
Net deferred tax asset	$263	$189
Non-current deferred tax asset	292	324
Non-current deferred tax liability	(29)	(135)
Net deferred tax asset	$263	$189

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

We have gross net operating losses (“NOLs”) of $1,185 million in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $175 million have a limited life (of which $162 million are subject to a valuation allowance) and $88 million are scheduled to expire in 2020 (of which $87 million are subject to a valuation allowance). We had $111 million and $91 million of  NOLs expire unused in 2019 and 2018, respectively, all of which were subject to a valuation allowance.

Included in the $1,185 million of gross non-U.S. NOLs is $581 million attributable to our Luxembourg entities. As of December 31, 2019 due to the uncertainty surrounding the realization of the benefits of these losses, there is a valuation allowance of $92 million against these net tax-effected NOLs of $145 million.

During 2019, based on our expectation that our remaining interest in Venator will be sold on or before December 31, 2023, we recorded $153 million of deferred tax benefit relating to the portion of the $199 million tax basis greater than book basis in our Venator investment. We expect to be able to utilize such future capital losses on our Venator investment against capital gains anticipated on the sale of our Chemical Intermediates Businesses. We established a valuation allowance of $46 million on the excess unrealizable built-in capital loss deferred tax asset. We also realized $18 million of tax benefit relating to realized tax losses on our investment in Venator. During 2019, we also

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

established $11 million of valuation allowances on the remaining Australia NOLs that are no longer more-likely-than-not realizable following the sale of the Australia portion of the Chemical Intermediates Businesses.

During 2018, we released valuation allowances of $132 million. We released significant valuation allowances on certain net deferred tax assets in Switzerland based upon the increased and sustained profitability in our Advanced Materials and Textile Effects businesses. Given Switzerland’s limited seven-year carryover of NOLs, we expect that some of our NOLs will expire unused. Therefore, we recorded a partial release of the valuation allowance of $80 million in the second quarter of 2018. In addition, based upon the separation of Venator from our U.K. combined group and the increased and sustained profitability in our Polyurethanes business in the U.K., we released significant valuation allowances on certain net deferred tax assets in the U.K. Because the U.K. places limitations on the utilization of certain NOLs and limitations on other deferred tax assets, we recorded a partial valuation allowance release of $15 million in the second quarter of 2018. We also released $24 million of significant valuation allowances on certain net deferred tax assets in Luxembourg in the third quarter of 2018 as a result of changes in estimated future taxable income resulting from increased intercompany receivables and, therefore, increased income in Luxembourg, our primary treasury center outside of the U.S. We also had miscellaneous non-significant valuation allowance releases totaling $13 million in 2018.

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

The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2019	2018	2017
Valuation allowance as of January 1	$215	$412	$484
Valuation allowance as of December 31	231	215	412
Net (increase) decrease	(16)	197	72
Foreign currency movements	—	3	11
(Decrease) increase to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(40)	(15)	(11)
Change in valuation allowance per rate reconciliation	$(56)	$185	$72
Components of change in valuation allowance affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(133)	$53	$50
Releases of valuation allowances in various jurisdictions	—	132	22
Establishments of valuation allowances in various jurisdictions	77	—	—
Change in valuation allowance per rate reconciliation	$(56)	$185	$72

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	2019	2018	2017
Valuation allowance as of January 1	$215	$412	$487
Valuation allowance as of December 31	231	215	412
Net (increase) decrease	(16)	197	75
Foreign currency movements	—	3	11
(Decrease) increase to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(40)	(15)	(14)
Change in valuation allowance per rate reconciliation	$(56)	$185	$72
Components of change in valuation allowance affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(133)	$53	$49
Releases of valuation allowances in various jurisdictions	—	132	23
Establishments of valuation allowances in various jurisdictions	77	—	—
Change in valuation allowance per rate reconciliation	$(56)	$185	$72

The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2019	2018
Unrecognized tax benefits as of January 1	$26	$23
Gross increases and decreases—tax positions taken during a prior period	4	1
Gross increases and decreases—tax positions taken during the current period	1	3
Decreases related to settlements of amounts due to tax authorities	—	—
Reductions resulting from the lapse of statutes of limitation	(4)	—
Foreign currency movements	1	(1)
Unrecognized tax benefits as of December 31	$28	$26

As of December 31, 2019 and 2018, the amount of unrecognized tax benefits (not including interest and penalty expense) which, if recognized, would affect the effective tax rate is $15 million and $23 million, respectively.

During 2019, we concluded and settled tax examinations in the U.S. (federal and various states). During 2018, we concluded and settled tax examinations in various jurisdictions including but not limited to, Egypt and the U.S. (federal and various states). During 2017, we concluded and settled tax examinations in various jurisdictions, including, but not limited to, China and the U.S. (various states).

During 2019 for unrecognized tax benefits that impact tax expense, we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit (not including interest and penalty expense) of $10 million. During 2018 and 2017, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expenses (not including interest and penalty expense) of $5 million and $9 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

	Year ended December 31,
	2019	2018	2017
Interest expense included in tax expense	$2	$—	$—
Penalties expense included in tax expense	2	—	—

	December 31,
	2019	2018
Accrued liability for interest	$5	$3
Accrued liability for penalties	2	—

We conduct business globally and, as a result, we file income tax returns in U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
Belgium	2017 and later
China	2009 and later
Germany	2014 and later
Hong Kong	2013 and later
India	2004 and later
Italy	2015 and later
Mexico	2014 and later
Switzerland	2013 and later
The Netherlands	2016 and later
Thailand	2012 and later
United Kingdom	2017 and later
United States federal	2017 and later

Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

We estimate that it is reasonably possible that certain of our non-U.S. unrecognized tax benefits could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of $12 million to $14 million. For the 12-month period from the reporting date, we would expect that a substantial portion of the decrease in our unrecognized tax benefits would not result in a corresponding benefit to our income tax expense.

The U.S. Tax Reform Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. For subsidiaries with local withholding taxes, we intend to continue to invest most of these earnings indefinitely within the local country and do not expect to incur any significant, additional taxes related to such amounts.

21. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have various purchase commitments extending through 2039 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2019. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. We made minimum payments of $1 million, nil and nil for the years ended December 31, 2019, 2018 and 2017, respectively, under such take or pay contracts without taking the product.

Total purchase commitments as of December 31, 2019 are as follows (dollars in millions):

Year ending December 31,
2020	$1,364
2021	905
2022	751
2023	424
2024	416
Thereafter	1,894
$5,754

Legal Matters

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

22. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2019, 2018 and 2017, our capital expenditures for EHS matters totaled $42 million, $32 million and $32 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $4 million and $5 million for environmental liabilities as of December 31, 2019 and 2018, respectively. Of these amounts, $1 million and $2 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2019 and 2018, respectively, and $3 million were classified as other noncurrent liabilities in our consolidated balance sheets for both December 31, 2019 and 2018. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

23. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2019, we repurchased 10,099,892 of our common stock for approximately $208 million, excluding commissions, under the repurchase program. From January 1, 2020 through January 31, 2020, we repurchased an additional 336,478 shares of our common stock for approximately $7 million, excluding commissions.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends on Common Stock

The following tables represent dividends on common stock for our Company for the years ended December 31, 2019 and 2018 (dollars in millions, except per share payment amounts):

	2019
		Approximate
	Per share	amount
Quarter ended	payment amount	paid
March 31, 2019	$0.1625	$39
June 30, 2019	0.1625	38
September 30, 2019	0.1625	38
December 31, 2019	0.1625	35

	2018
		Approximate
	Per share	amount
Quarter ended	payment amount	paid
March 31, 2018	$0.1625	$39
June 30, 2018	0.1625	39
September 30, 2018	0.1625	39
December 31, 2018	0.1625	39

24. STOCK-BASED COMPENSATION PLAN

Under the 2016 Stock Incentive Plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. Initially, there were approximately 8.2 million shares available for issuance under the 2016 Stock Incentive Plan. However, the number of shares available for issuance may be adjusted to include any shares surrendered, exchanged, forfeited or settled in cash pursuant to the Prior Plan. As of December 31, 2019, we had approximately 8 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period.

The compensation cost under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2019	2018	2017
Huntsman Corporation compensation cost	$29	$27	$36
Huntsman International compensation cost	28	26	35

The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $8 million, $18 million and $18 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

	Year ended December 31,
	2019		2018		2019
Dividend yield	2.9%		1.6%		2.4%
Expected volatility	54.0%		55.2%		56.9%
Risk-free interest rate	2.5%		2.6%		2.0%
Expected life of stock options granted during the period	5.9	years	5.9	years	5.9	years

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of December 31, 2019 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2019	4,545	$17.81
Granted	896	22.66
Exercised	(366)	11.19
Forfeited	(50)	25.59
Outstanding at December 31, 2019	5,025	19.08	6.2	$30
Exercisable at December 31, 2019	3,600	16.90	5.3	27

The weighted-average grant-date fair value of stock options granted during 2019, 2018 and 2017 was $9.27, $15.20 and $9.26 per option, respectively. As of December 31, 2019, there was $8 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

During the years ended December 31, 2019, 2018 and 2017, the total intrinsic value of stock options exercised was approximately $4 million, $78 million and $48 million, respectively. Cash received from stock options exercised during the years ended December 31, 2019, 2018 and 2017 was approximately $2 million, $17 million and $35 million, respectively. The cash tax benefit from stock options exercised during the years ended December 31, 2019, 2018 and 2017 was approximately $1 million, $17 million, and $15 million, respectively.

Nonvested Shares

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the years ended December 31, 2019, 2018 and 2017, the weighted-average expected volatility rate was 34.6%, 44.3% and 45.0%, respectively, and the weighted average risk-free interest rate was 2.5%, 2.3% and 1.5%, respectively. For the performance share unit awards granted during the years ended December 31, 2019, 2018 and 2017, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our nonvested shares as of December 31, 2019 and changes during the year then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2019	1,923		$19.08	504	$20.66
Granted	709		24.60	256	22.64
Vested	(974)	(1)(2)	13.65	(313)	16.32
Forfeited	(18)		26.29	(20)	25.33
Nonvested at December 31, 2019	1,640		24.61	427	24.80
(1)	As of December 31, 2019, a total of 389,095 restricted stock units were vested but not yet issued, of which 30,486 vested during 2019. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.
(2)	A total of 412,246 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2018. During the year ended December 31, 2019, an additional 357,006 performance share unit awards with a grant date fair value of $10.22 vested above the target in accordance the performance criteria of these awards.

As of December 31, 2019, there was $22 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The value of share awards that vested during the years ended December 31, 2019, 2018 and 2017 was $24 million, $24 million and $22 million, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive loss consisted of the following (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2019	$(371)	$(994)	$8	$5	$(1,352)	$36	$(1,316)
Other comprehensive (loss) income before reclassifications, gross	—	(112)	—	(1)	(113)	5	(108)
Tax benefit	2	25	—	—	27	—	27
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	62	—	—	62	—	62
Tax expense	—	(12)	—	—	(12)	—	(12)
Net current-period other comprehensive (loss) income	2	(37)	—	(1)	(36)	5	(31)
Acquisition of noncontrolling interest	—	—	—	—	—	(15)	(15)
Ending balance, December 31, 2019	$(369)	$(1,031)	$8	$4	$(1,388)	$26	$(1,362)
(a)	Amounts are net of tax of $68 and $71 as of December 31, 2019 and January 1, 2019, respectively.
(b)	Amounts are net of tax of $148 and $135 as of December 31, 2019 and January 1, 2019, respectively.
(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2018	$(249)	$(1,189)	$3	$24	$(1,411)	$143	$(1,268)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(249)	(1,189)	3	14	(1,421)	143	(1,278)
Other comprehensive (loss) income before reclassifications, gross	(186)	(130)	—	—	(316)	47	(269)
Tax expense (benefit)	(6)	27	—	(3)	18	—	18
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	77	—	—	77	—	77
Tax expense	—	(13)	—	(6)	(19)	—	(19)
Net current-period other comprehensive (loss) income	(192)	(39)	—	(9)	(240)	47	(193)
Disposition of a portion of Venator	—	—	—	—	—	(5)	(5)
Deconsolidation of Venator	70	285	5	—	360	(149)	211
Tax expense	—	(51)	—	—	(51)	—	(51)
Ending balance, December 31, 2018	$(371)	$(994)	$8	$5	$(1,352)	$36	$(1,316)
(a)	Amounts are net of tax of $71 and $65 as of December 31, 2018 and January 1, 2018, respectively.
(b)	Amounts are net of tax of $135 and $172 as of December 31, 2018 and January 1, 2018, respectively.
(c)	See table below for details about these reclassifications.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amounts reclassified
	from accumulated
	other
	comprehensive loss			Affected line item in
Details about Accumulated Other	Year ended December 31,			where net income
Comprehensive Loss Components(a):	2019	2018	2017	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(11)	$(12)	$(15)	(b)
Settlement loss	1	2	—
Actuarial loss	72	87	95	(b)(c)
	62	77	80	Total before tax
	(12)	(13)	(14)	Income tax expense
Total reclassifications for the period	$50	$64	$66	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 19. Employee Benefit Plans.”
(c)	Amounts contain approximately $7, $22 and $22 of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2019	$(376)	$(977)	$8	$1	$(1,344)	$36	$(1,308)
Other comprehensive (loss) income before reclassifications, gross	—	(113)	—	(1)	(114)	5	(109)
Tax benefit	2	25	—	—	27	—	27
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	65	—	—	65	—	65
Tax expense	—	(12)	—	—	(12)	—	(12)
Net current-period other comprehensive (loss) income	2	(35)	—	(1)	(34)	5	(29)
Acquisition of noncontrolling interest	—	—	—	—	—	(15)	(15)
Ending balance, December 31, 2019	$(374)	$(1,012)	$8	$—	$(1,378)	$26	$(1,352)
(a)	Amounts are net of tax of $55 and $57 as of December 31, 2019 and January 1, 2019, respectively.
(b)	Amounts are net of tax of $174 and $161 as of December 31, 2019 and January 1, 2019, respectively.
(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2018	$(252)	$(1,174)	$3	$17	$(1,406)	$143	$(1,263)
Cumulative effect of changes in fair value of equity investments	—	—	—	(10)	(10)	—	(10)
Revised beginning balance, January 1, 2018	(252)	(1,174)	3	7	(1,416)	143	(1,273)
Other comprehensive (loss) income before reclassifications, gross	(188)	(130)	—	—	(318)	47	(271)
Tax expense (benefit)	(6)	27	—	(1)	20	—	20
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	80	—	—	80	—	80
Tax expense	—	(14)	—	(5)	(19)	—	(19)
Net current-period other comprehensive (loss) income	(194)	(37)	—	(6)	(237)	47	(190)
Disposition of a portion of Venator	—	—	—	—	—	(5)	(5)
Deconsolidation of Venator	70	285	5	—	360	(149)	211
Tax expense	—	(51)	—	—	(51)	—	(51)
Ending balance, December 31, 2018	$(376)	$(977)	$8	$1	$(1,344)	$36	$(1,308)
(a)	Amounts are net of tax of $57 and $51 as of December 31, 2018 and January 1, 2018, respectively.
(b)	Amounts are net of tax of $161 and $199 as of December 31, 2018 and January 1, 2018, respectively.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated
	other
	comprehensive loss			Affected line item in
Details about Accumulated Other	Year ended December 31,			where net income
Comprehensive Loss Components(a):	2019	2018	2017	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(11)	$(12)	$(15)	(b)
Settlement loss	1	2	—
Actuarial loss	75	90	101	(b)(c)
	65	80	86	Total before tax
	(12)	(14)	(15)	Income tax expense
Total reclassifications for the period	$53	$66	$71	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 19. Employee Benefit Plans.”
(c)	Amounts contain approximately $7 and $22 and $29 of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

26. RELATED PARTY TRANSACTIONS

Our consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2019	2018	2017
Sales to:
Unconsolidated affiliates	$133	$153	$161
Inventory purchases from:
Unconsolidated affiliates	434	411	291

27. OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have four operating segments, which are also our reportable segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. We have organized our business and derived our operating segments around differences in product lines. Beginning in the third quarter of 2019, we reported the results of our Chemical Intermediates Businesses as discontinued operations and the related assets and liabilities as held for sale in our consolidated financial statements for all periods presented. See “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses.” In addition, in connection with the Venator IPO in August 2017, we separated Venator and, beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations in our consolidated financial statements. On December 3, 2018, we further reduced our remaining investment in Venator by the sale of Venator ordinary shares which allowed us to deconsolidate Venator and account for our remaining interest in Venator as an equity method investment using the fair

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value option post consolidation. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.”

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, polyols, TPU and aniline
Performance Products	Specialty amines, ethyleneamines, maleic anhydride and technology licenses
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
Textile Effects	Textile chemicals, dyes and digital inks

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

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2019	2018	2017
Revenues:
Polyurethanes	$3,911	$4,282	$3,764
Performance Products	1,158	1,301	1,156
Advanced Materials	1,044	1,116	1,040
Textile Effects	763	824	776
Corporate and eliminations	(79)	81	109
Total	$6,797	$7,604	$6,845

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$548	$809	$776
Performance Products	168	197	155
Advanced Materials	201	225	219
Textile Effects	84	101	83
Corporate and other(2)	(155)	(171)	(193)
Total	846	1,161	1,040
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(111)	(115)	(165)
Interest expense—discontinued operations	—	(36)	(19)
Income tax benefit (expense)—continuing operations	38	(45)	(20)
Income tax expense—discontinued operations	(35)	(86)	(111)
Depreciation and amortization—continuing operations	(270)	(255)	(236)
Depreciation and amortization—discontinued operations	(61)	(88)	(151)
Net income attributable to noncontrolling interests	36	313	105
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(5)	(9)	(19)
Merger costs	—	(2)	(28)
EBITDA from discontinued operations	265	171	511
Noncontrolling interest of discontinued operations	—	(232)	(49)
Fair value adjustments to Venator investment	(18)	(62)	—
Loss on early extinguishment of debt	(23)	(3)	(54)
Certain legal settlements and related (expenses) income	(6)	(1)	11
(Loss) gain on sale of businesses/assets	(21)	—	9
Certain nonrecurring information technology project implementation costs	(4)	—	—
Amortization of pension and postretirement actuarial losses	(66)	(67)	(69)
Plant incident remediation costs	(8)	—	(1)
U.S. Tax Reform Act impact on noncontrolling interest	—	—	6
Restructuring, impairment and plant closing and transition credits (costs)	41	6	(19)
Net income	$598	$650	$741

	Year ended December 31,
	2019	2018	2017
Depreciation and Amortization:
Polyurethanes	$120	$108	$92
Performance Products	81	78	78
Advanced Materials	36	37	33
Textile Effects	16	16	14
Corporate and other	17	16	19
Total	$270	$255	$236

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2019	2018	2017
Capital Expenditures:
Polyurethanes	$185	$153	$158
Performance Products	32	48	35
Advanced Materials	24	20	21
Textile Effects	22	20	16
Corporate and other	11	10	4
Total	$274	$251	$234

	December 31,
	2019	2018
Total Assets:
Polyurethanes	$3,437	$3,129
Performance Products	1,125	1,161
Advanced Materials	774	796
Textile Effects	511	571
Corporate and other	1,265	1,187
Total	$7,112	$6,844

	December 31,
	2019	2018
Goodwill:
Polyurethanes	$177	$173
Performance Products	16	16
Advanced Materials	83	86
Total	$276	$275

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2019	2018	2017
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$548	$809	$776
Performance Products	168	197	155
Advanced Materials	201	225	219
Textile Effects	84	101	83
Corporate and other(2)	(150)	(167)	(189)
Total	851	1,165	1,044
Reconciliation of adjusted EBITDA to net income:
Interest expense—continuing operations	(126)	(136)	(181)
Interest expense—discontinued operations	—	(36)	(19)
Income tax benefit (expense)—continuing operations	41	(41)	(17)
Income tax expense—discontinued operations	(35)	(86)	(111)
Depreciation and amortization—continuing operations	(270)	(252)	(228)
Depreciation and amortization—discontinued operations	(61)	(88)	(151)
Net income attributable to noncontrolling interests	36	313	105
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(5)	(9)	(23)
Merger costs	—	(2)	(28)
EBITDA from discontinued operations	265	171	511
Noncontrolling interest of discontinued operations	—	(232)	(49)
Fair value adjustments to Venator investment	(18)	(62)	—
Loss on early extinguishment of debt	(23)	(3)	(54)
Certain legal settlements and related (expenses) income	(6)	(1)	11
(Loss) gain on sale of businesses/assets	(21)	—	10
Certain nonrecurring information technology project implementation costs	(4)	—	—
Amortization of pension and postretirement actuarial losses	(70)	(71)	(72)
Plant incident remediation costs	(8)	—	(1)
U.S. Tax Reform Act impact on noncontrolling interest	—	—	6
Restructuring, impairment and plant closing and transition credits (costs)	41	6	(19)
Net income	$587	$636	$734

	Year ended December 31,
	2019	2018	2017
Depreciation and Amortization:
Polyurethanes	$120	$108	$92
Performance Products	81	78	78
Advanced Materials	36	37	33
Textile Effects	16	16	14
Corporate and other	17	13	11
Total	$270	$252	$228

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2019	2018	2017
Capital Expenditures:
Polyurethanes	$185	$153	$158
Performance Products	32	48	35
Advanced Materials	24	20	21
Textile Effects	22	20	16
Corporate and other	11	10	4
Total	$274	$251	$234

	December 31,
	2019	2018
Total Assets:
Polyurethanes	$3,437	$3,129
Performance Products	1,125	1,161
Advanced Materials	774	796
Textile Effects	511	571
Corporate and other	1,668	1,569
Total	$7,515	$7,226

	December 31,
	2019	2018
Goodwill:
Polyurethanes	$177	$173
Performance Products	16	16
Advanced Materials	83	86
Total	$276	$275

(1)         We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what management uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) fair value adjustments to Venator investment; (f) loss on early extinguishment of debt; (g) certain legal settlements and related income (expenses); (h) gain on sale of businesses/assets; (i) certain nonrecurring information technology project implementation costs; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation costs; (l) U.S. Tax Reform Act impact on noncontrolling interest; and (m) restructuring, impairment, plant closing and transition credits (costs).

(2)          Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense, benzene sales and gains and losses on the disposition of corporate assets.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2019	2018	2017
Revenues by geographic area(1):
United States	$2,025	$2,136	$1,828
China	1,076	1,260	1,122
Germany	541	537	507
India	319	352	336
Other nations	2,836	3,319	3,052
Total	$6,797	$7,604	$6,845

	December 31,
	2019	2018
Long-lived assets(2):
United States	$970	$944
The Netherlands	334	331
China	247	247
Saudi Arabia	154	161
Germany	137	143
Switzerland	106	108
Singapore	94	96
Other nations	341	323
Total	$2,383	$2,353

(1) Geographic information for revenues is based upon countries into which product is sold.

(2) Long-lived assets consist of property, plant and equipment, net.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

A summary of selected unaudited quarterly financial data for the years ended December 31, 2019 and 2018 is as follows (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenues	$1,669	$1,784	$1,687	$1,657
Gross profit	359	373	340	310
Restructuring, impairment and plant closing costs (credits)	1	—	(43)	1
Income (loss) from continuing operations	108	83	(27)	265
Net income	131	118	41	308
Net income attributable to noncontrolling interests	12	8	11	5
Net income attributable to Huntsman Corporation	119	110	30	303
Basic income per share(4):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.41	0.33	(0.17)	1.16
Net income attributable to Huntsman Corporation common stockholders	0.51	0.48	0.13	1.35
Diluted income per share(4):
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	0.41	0.32	(0.17)	1.15
Net income attributable to Huntsman Corporation common stockholders	0.51	0.47	0.13	1.34

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018(1)	2018(2)
Revenues	$1,838	$1,977	$1,968	$1,821
Gross profit	466	479	467	352
Restructuring, impairment and plant closing costs (credits)	2	1	5	(15)
Income from continuing operations	189	242	197	61
Net income (loss)	350	623	(8)	(315)
Net income attributable to noncontrolling interests(3)	76	209	3	25
Net income (loss) attributable to Huntsman Corporation	274	414	(11)	(340)
Basic income per share(4):
Income from continuing operations attributable to Huntsman Corporation common stockholders	0.70	0.93	0.72	0.20
Net income (loss) attributable to Huntsman Corporation common stockholders	1.14	1.73	(0.05)	(1.45)
Diluted income per share(4):
Income from continuing operations attributable to Huntsman Corporation common stockholders	0.68	0.91	0.72	0.19
Net income (loss) attributable to Huntsman Corporation common stockholders	1.11	1.71	(0.05)	(1.43)

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Huntsman International

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenues	$1,669	$1,784	$1,687	$1,657
Gross profit	359	373	340	310
Restructuring, impairment and plant closing costs (credits)	1	—	(43)	1
Income (loss) from continuing operations	105	80	(30)	268
Net income	128	115	38	311
Net income attributable to noncontrolling interests	12	8	11	5
Net income attributable to Huntsman International	116	107	27	306

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018(1)	2018(2)
Revenues	$1,838	$1,977	1,968	$1,821
Gross profit	467	480	468	352
Restructuring, impairment and plant closing costs (credits)	2	1	5	(15)
Income from continuing operations	186	239	194	56
Net income (loss)	347	620	(11)	(320)
Net income attributable to noncontrolling interests(3)	76	209	3	25
Net income (loss) attributable to Huntsman International	271	411	(14)	(345)
(1)	During the third quarter of 2018, we recognized a net after tax valuation allowance of $270 million to adjust the carrying amount of the assets and liabilities held for sale and the amount of accumulated comprehensive income recorded in equity related to Venator to the lower of cost or estimated fair value, less cost to sell. This loss was recorded in discontinued operations on our consolidated statements of operations. For more information see “Note 4. Discontinued Operations and Dispositions – Separation and Deconsolidation of Venator.”

(2)	In connection with the deconsolidation of Venator, we recorded a pretax loss of $427 million during the fourth quarter of 2018 to record our remaining ownership interest in Venator at fair value. This loss was recorded in discontinued operations on our consolidated statements of operations. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. Accordingly, at December 31, 2018, we recorded a pretax loss of $57 million to record our equity method investment in Venator at fair value. This loss was recorded in “Fair value adjustments to Venator investment” on our consolidated statements of operations. Furthermore, in connection with the December 3, 2018 sale of Venator shares to Bank of America N.A., we recorded a forward swap. During December 2018, we recorded a loss of $5 million in “Fair value adjustments to Venator investment” on our consolidated statements of operations to record the forward swap at fair value. For more information, see “Note 4. Discontinued Operations and Dispositions – Separation and Deconsolidation of Venator.”

(3)	In connection with the Venator IPO in August 2017, we separated the P&A Business and, beginning in the third quarter of 2017, we reported the results of operations of Venator as discontinued operations on our consolidated financial statements. On December 3, 2018, we further reduced our investment in Venator by the sale of Venator ordinary shares which allowed us to deconsolidate Venator beginning in December 2018. See “Note 4. Discontinued Operations and Business Dispositions—Separation of Venator.”
(4)	Basic and diluted income per share are computed independently for each of the quarters presented based on the weighted average number of common shares outstanding during that period. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

HUNTSMAN CORPORATION (PARENT ONLY)

Schedule I—Condensed Financial Information of Registrant

HUNTSMAN CORPORATION (Parent Only)

BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,
	2019	2018
ASSETS
Prepaid assets	$1	$1
Receivable from affiliate	86	72
Note receivable from affiliate	100	100
Total current assets	187	173
Note receivable from affiliate-noncurrent	280	488
Investment in and advances to affiliates	2,626	2,251
Total assets	$3,093	$2,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to affiliate	$396	$381
Accrued liabilities	3	3
Total current liabilities	399	384
Other noncurrent liabilities	7	8
Total liabilities	406	392
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 1,200,000,000 shares authorized, 257,405,496 and 256,006,849 shares issued and 224,295,868 and 232,994,172 shares outstanding, respectively	3	3
Additional paid-in capital	4,008	3,984
Treasury stock, 33,112,572 and 23,012,680 shares, respectively	(635)	(427)
Unearned stock-based compensation	(17)	(16)
Retained earnings	690	292
Accumulated other comprehensive loss	(1,362)	(1,316)
Total stockholders’ equity	2,687	2,520
Total liabilities and stockholders’ equity	$3,093	$2,912

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2019	2018	2017
Selling, general and administrative expenses	$(5)	$(4)	$(4)
Interest income	15	21	16
Equity in income of subsidiaries	401	163	501
Dividend income—affiliate	148	154	120
Other income	3	3	3
Net income	$562	$337	$636

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year ended December 31,
	2019	2018	2017
Net income	$562	$337	$636
Other comprehensive income, net of tax:
Foreign currency translations adjustments	2	(192)	210
Pension and other postretirement benefits adjustments	(37)	(39)	86
Other, net	35	304	105
Other comprehensive income, net of tax	—	73	401
Comprehensive income	562	410	1,037
Comprehensive income attributable to noncontrolling interests	(31)	(266)	(127)
Comprehensive income attributable to Huntsman Corporation	$531	$144	$910

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders’ Equity
						(Accumulated	Accumulated
	Shares		Additional		Unearned	deficit)	other
	Common	Common	paid-in	Treasury	stock-based	retained	comprehensive	Total
	stock	stock	capital	stock	compensation	earnings	loss	equity
Beginning balance, January 1, 2017	236,370,347	$3	$3,447	$(150)	$(17)	$(325)	$(1,671)	$1,287
Net income	—	—	—	—	—	636	—	636
Other comprehensive income	—	—	—	—	—	—	403	403
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—
Vesting of stock awards	1,316,975	—	8	—	—	—	—	8
Recognition of stock-based compensation	—	—	10	—	18	—	—	28
Repurchase and cancellation of stock awards	(402,978)	—	—	—	—	(12)	—	(12)
Stock options exercised	2,929,262	—	53	—	—	(18)	—	35
Disposition of a portion of Venator	—	—	413	—	—	—	—	413
Costs of the IPO and secondary offering of Venator	—	—	(58)	—	—	—	—	(58)
Conversion of restricted awards to Venator awards	—	—	(2)	—	2	—	—	—
Dividends declared on common stock	—	—	—	—	—	(120)	—	(120)
Balance, December 31, 2017	240,213,606	3	3,889	(150)	(15)	161	(1,268)	2,620
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—
Net income	—	—	—	—	—	337	—	337
Other comprehensive loss	—	—	—	—	—	—	(198)	(198)
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—
Vesting of stock awards	1,135,003	—	11	—	—	—	—	11
Recognition of stock-based compensation	—	—	8	—	13	—	—	21
Repurchase and cancellation of stock awards	(259,643)	—	—	—	—	(30)	—	(30)
Stock options exercised	2,310,663	—	46	—	—	(29)	—	17
Treasury stock repurchased	(10,405,457)	—	—	(277)	—	—	—	(277)
Disposition of a portion of Venator	—	—	18	—	—	—	—	18
Costs of the secondary offering of Venator	—	—	(2)	—	—	—	—	(2)
Deconsolidation of Venator	—	—	—	—	—	—	160	160
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	(1)
Dividends declared on common stock	—	—	—	—	—	(156)	—	(156)
Balance, December 31, 2018	232,994,172	3	3,984	(427)	(16)	292	(1,316)	2,520
Net income	—	—	—	—	—	562	—	562
Other comprehensive loss	—	—	—	—	—	—	(46)	(46)
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—
Vesting of stock awards	1,643,368	—	7	—	—	—	—	7
Recognition of stock-based compensation	—	—	7	—	16	—	—	23
Repurchase and cancellation of stock awards	(488,441)	—	—	—	—	(12)	—	(12)
Stock options exercised	246,661	—	4	—	—	(2)	—	2
Treasury stock repurchased	(10,099,892)	—	—	(208)	—	—	—	(208)
Acquisition of noncontrolling interests, net of tax	—	—	(11)	—	—	—	—	(11)
Dividends declared on common stock	—	—	—	—	—	(150)	—	(150)
Balance, December 31, 2019	224,295,868	$3	$4,008	$(635)	$(17)	$690	$(1,362)	$2,687

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$562	$337	$636
Equity in income of subsidiaries	(401)	(163)	(501)
Stock-based compensation	1	1	1
Noncash interest income	(15)	(21)	(16)
Changes in operating assets and liabilities	13	19	10
Net cash provided by operating activities	160	173	130
Investing Activities:
Loan to affiliate	—	—	(47)
Repayments of loan by affiliate	207	255	—
Net cash provided by (used in) investing activities	207	255	(47)
Financing Activities:
Dividends paid to common stockholders	(150)	(156)	(120)
Repurchase and cancellation of stock awards	(12)	(30)	(12)
Proceeds from issuance of common stock	2	17	35
Repurchase of common stock	(208)	(277)	—
Increase in payable to affiliates	1	16	15
Net cash used in financing activities	(367)	(430)	(82)
(Decrease) increase in cash and cash equivalents	—	(2)	1
Cash and cash equivalents at beginning of period	—	2	1
Cash and cash equivalents at end of period	$—	$—	$2

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(In Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charges
	Balance at	(credits)	Charged		Balance
	beginning	to cost and	to other		at end
Description	of period	expenses	accounts	Deductions	of period
Allowance for doubtful accounts:
Year ended December 31, 2019	$21	$1	$(3)	$—	$19
Year ended December 31, 2018	24	2	(5)	—	21
Year ended December 31, 2017	23	3	(2)	—	24

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(In Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charges
	Balance at	(credits)	Charged		Balance
	beginning	to cost and	to other		at end
Description	of period	expenses	accounts	Deductions	of period
Allowance for doubtful accounts:
Year ended December 31, 2019	$21	$1	$(3)	$—	$19
Year ended December 31, 2018	24	2	(5)	—	21
Year ended December 31, 2017	23	3	(2)	—	24