Form 10-Q
period 2020-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2020-05-01
CIK 1307954, 1089748

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

On April 22, 2020, 220,533,935 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2020

FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; projected impact of COVID-19 on our operations and future financial results; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, business separations, spin-offs, or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” below and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$1,594	$525
Accounts and notes receivable (net of allowance for doubtful accounts of $22 and $19, respectively), ($252 and $221 pledged as collateral, respectively)(a)	1,013	940
Accounts receivable from affiliates	14	13
Inventories(a)	1,008	914
Other current assets(a)	145	155
Current assets held for sale	—	1,208
Total current assets	3,774	3,755
Property, plant and equipment, net(a)	2,357	2,383
Investment in unconsolidated affiliates	426	535
Intangible assets, net(a)	351	197
Goodwill	396	276
Deferred income taxes	287	292
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	380	396
Other noncurrent assets(a)	453	452
Total assets	$8,458	$8,320

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$825	$765
Accounts payable to affiliates	31	57
Accrued liabilities(a)	739	420
Current portion of debt(a)	134	212
Current operating lease liabilities(a)	45	42
Current liabilities held for sale	—	512
Total current liabilities	1,774	2,008
Long-term debt(a)	2,049	2,177
Deferred income taxes	54	29
Noncurrent operating lease liabilities(a)	365	384
Other noncurrent liabilities(a)	833	898
Total liabilities	5,075	5,496
Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 258,124,697 and 257,405,496 shares issued and 219,647,609 and 224,295,868 shares outstanding, respectively	3	3
Additional paid-in capital	4,034	4,008
Treasury stock, 38,477,091 and 33,112,572 shares, respectively	(731)	(635)
Unearned stock-based compensation	(30)	(17)
Retained earnings	1,350	690
Accumulated other comprehensive loss	(1,383)	(1,362)
Total Huntsman Corporation stockholders’ equity	3,243	2,687
Noncontrolling interests in subsidiaries	140	137
Total equity	3,383	2,824
Total liabilities and equity	$8,458	$8,320
(a)	At March 31, 2020 and December 31, 2019, respectively, $3 and nil of cash and cash equivalents, $5 and $13 of accounts and notes receivable (net), $46 and $35 of inventories, $178 and $180 of property, plant and equipment (net), $21 and $20 of other noncurrent assets, $111 and $100 of accounts payable, $11 and $10 of accrued liabilities, $32 and $36 of current portion of debt, $4 each of current operating lease liabilities, $26 and $29 of long-term debt, $12 and $11 of noncurrent operating lease liabilities and $85 and $87 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months
	ended
	March 31,
	2020	2019
Revenues:
Trade sales, services and fees, net	$1,549	$1,640
Related party sales	44	29
Total revenues	1,593	1,669
Cost of goods sold	1,296	1,310
Gross profit	297	359
Operating expenses:
Selling, general and administrative	199	207
Research and development	36	36
Restructuring, impairment and plant closing costs	3	1
Other operating expenses, net	5	—
Total operating expenses	243	244
Operating income	54	115
Interest expense, net	(18)	(30)
Equity in income of investment in unconsolidated affiliates	2	10
Fair value adjustments to Venator investment	(110)	76
Loss on early extinguishment of debt	—	(23)
Other income, net	10	5
(Loss) income from continuing operations before income taxes	(62)	153
Income tax expense	(7)	(45)
(Loss) income from continuing operations	(69)	108
Income from discontinued operations, net of tax	777	23
Net income	708	131
Net income attributable to noncontrolling interests	(3)	(12)
Net income attributable to Huntsman Corporation	$705	$119

Basic income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.32)	$0.41
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	3.48	0.10
Net income attributable to Huntsman Corporation common stockholders	$3.16	$0.51
Weighted average shares	223.2	233.1

Diluted income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.32)	$0.41
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	3.48	0.10
Net income attributable to Huntsman Corporation common stockholders	$3.16	$0.51
Weighted average shares	223.2	235.1

Amounts attributable to Huntsman Corporation common stockholders:
(Loss) income from continuing operations	$(72)	$96
Income from discontinued operations, net of tax	777	23
Net income	$705	$119

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2020	2019
Net income	$708	$131
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(73)	42
Pension and other postretirement benefits adjustments	52	12
Other comprehensive (loss) income, net of tax	(21)	54
Comprehensive income	687	185
Comprehensive income attributable to noncontrolling interests	(3)	(14)
Comprehensive income attributable to Huntsman Corporation	$684	$171

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2020	224,295,868	$3	$4,008	$(635)	$(17)	$690	$(1,362)	$137	$2,824
Net income	—	—	—	—	—	705	—	3	708
Other comprehensive loss	—	—	—	—	—	—	(21)	—	(21)
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—	—
Vesting of stock awards	943,026	—	4	—	—	—	—	—	4
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of stock awards	(283,975)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	57,209	—	2	—	—	(2)	—	—	—
Treasury stock repurchased	(5,364,519)	—	—	(96)	—	—	—	—	(96)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance, March 31, 2020	219,647,609	$3	$4,034	$(731)	$(30)	$1,350	$(1,383)	$140	$3,383

Balance, January 1, 2019	232,994,172	$3	$3,984	$(427)	$(16)	$292	$(1,316)	$229	$2,749
Net income	—	—	—	—	—	119	—	12	131
Other comprehensive income	—	—	—	—	—	—	52	2	54
Issuance of nonvested stock awards	—	—	16	—	(16)	—	—	—	—
Vesting of stock awards	1,619,502	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(483,053)	—	—	—	—	(12)	—	—	(12)
Stock options exercised	78,054	—	1	—	—	—	—	—	1
Treasury stock repurchased	(1,525,767)	—	—	(34)	—	—	—	—	(34)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, March 31, 2019	232,682,908	$3	$4,010	$(461)	$(28)	$360	$(1,264)	$243	$2,863

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2020	2019
Operating Activities:
Net income	$708	$131
Less: Income from discontinued operations, net of tax	(777)	(23)
(Loss) income from continuing operations	(69)	108
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(2)	(10)
Unrealized losses (gains) on fair value adjustments to Venator investment	110	(76)
Depreciation and amortization	67	67
Loss on early extinguishment of debt	—	23
Deferred income taxes	(2)	10
Stock-based compensation	7	8
Taxes paid on sale of business	(2)	—
Other, net	14	13
Changes in operating assets and liabilities:
Accounts and notes receivable	(34)	(15)
Inventories	(92)	(82)
Prepaid expenses	6	(4)
Other current assets	1	22
Other noncurrent assets	(7)	(26)
Accounts payable	61	(10)
Accrued liabilities	(44)	(43)
Other noncurrent liabilities	(54)	(25)
Net cash used in operating activities from continuing operations	(40)	(40)
Net cash (used in) provided by operating activities from discontinued operations	(35)	9
Net cash used in operating activities	(75)	(31)

Investing Activities:
Capital expenditures	(61)	(61)
Cash received from sale of business	1,915	—
Acquisition of a business, net of cash acquired	(346)	—
Cash received from forward swap contract related to the sale of investment in Venator	—	16
Reimbursements of capital expenditures	3	—
Net cash provided by (used in) investing activities from continuing operations	1,511	(45)
Net cash used in investing activities from discontinued operations	—	(9)
Net cash provided by (used in) investing activities	1,511	(54)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months
	ended
	March 31,
	2020	2019
Financing Activities:
Net (repayments) borrowings on revolving loan facilities	$(158)	$211
Repayments of long-term debt	—	(652)
Proceeds from issuance of long-term debt	—	742
Repayments of notes payable	(32)	(7)
Debt issuance costs paid	—	(6)
Dividends paid to noncontrolling interests	(23)	—
Dividends paid to common stockholders	(37)	(39)
Repurchase and cancellation of stock awards	(6)	(12)
Proceeds from issuance of common stock	—	1
Repurchase of common stock	(96)	(33)
Costs of early extinguishment of debt	—	(21)
Other, net	(2)	(1)
Net cash (used in) provided by financing activities	(354)	183
Effect of exchange rate changes on cash	(13)	6
Increase in cash, cash equivalents and restricted cash	1,069	104
Cash, cash equivalents and restricted cash at beginning of period	525	340
Cash, cash equivalents and restricted cash at end of period	$1,594	$444

Supplemental cash flow information:
Cash paid for interest	$5	$26
Cash paid for income taxes	36	14

As of March 31, 2020 and 2019, the amount of capital expenditures in accounts payable was $59 million and $50 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$1,594	$525
Accounts and notes receivable (net of allowance for doubtful accounts of $22 and $19, respectively), ($252 and $221 pledged as collateral, respectively)(a)	1,013	940
Accounts receivable from affiliates	48	410
Inventories(a)	1,008	914
Other current assets(a)	151	161
Current assets held for sale	—	1,208
Total current assets	3,814	4,158
Property, plant and equipment, net(a)	2,357	2,383
Investment in unconsolidated affiliates	426	535
Intangible assets, net(a)	351	197
Goodwill	396	276
Deferred income taxes	287	292
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	380	396
Other noncurrent assets(a)	453	452
Total assets	$8,498	$8,723

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$825	$765
Accounts payable to affiliates	33	143
Accrued liabilities(a)	736	417
Notes payable to affiliates	—	100
Current portion of debt(a)	134	212
Current operating lease liabilities(a)	45	42
Current liabilities held for sale	—	512
Total current liabilities	1,773	2,191
Long-term debt(a)	2,049	2,177
Notes payable to affiliates	—	280
Deferred income taxes	54	29
Noncurrent operating lease liabilities(a)	365	384
Other noncurrent liabilities(a)	829	890
Total liabilities	5,070	5,951
Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,681	3,675
Retained earnings	979	312
Accumulated other comprehensive loss	(1,372)	(1,352)
Total Huntsman International LLC members’ equity	3,288	2,635
Noncontrolling interests in subsidiaries	140	137
Total equity	3,428	2,772
Total liabilities and equity	$8,498	$8,723
(a)	At March 31, 2020 and December 31, 2019, respectively, $3 and nil of cash and cash equivalents, $5 and $13 of accounts and notes receivable (net), $46 and $35 of inventories, $178 and $180 of property, plant and equipment (net), $21 and $20 of other noncurrent assets, $111 and $100 of accounts payable, $11 and $10 of accrued liabilities, $32 and $36 of current portion of debt, $4 each of current operating lease liabilities, $26 and $29 of long-term debt, $12 and $11 of noncurrent operating lease liabilities and $85 and $87 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months
	ended
	March 31,
	2020	2019
Revenues:
Trade sales, services and fees, net	$1,549	$1,640
Related party sales	44	29
Total revenues	1,593	1,669
Cost of goods sold	1,296	1,310
Gross profit	297	359
Operating expenses:
Selling, general and administrative	197	205
Research and development	36	36
Restructuring, impairment and plant closing costs	3	1
Other operating expenses, net	5	—
Total operating expenses	241	242
Operating income	56	117
Interest expense, net	(20)	(35)
Equity in income of investment in unconsolidated affiliates	2	10
Fair value adjustments to Venator investment	(110)	76
Loss on early extinguishment of debt	—	(23)
Other income, net	9	4
(Loss) income from continuing operations before income taxes	(63)	149
Income tax expense	(7)	(44)
(Loss) income from continuing operations	(70)	105
Income from discontinued operations, net of tax	777	23
Net income	707	128
Net income attributable to noncontrolling interests	(3)	(12)
Net income attributable to Huntsman International LLC	$704	$116

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2020	2019
Net income	$707	$128
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustment	(73)	41
Pension and other postretirement benefits adjustments	53	13
Other comprehensive (loss) income, net of tax	(20)	54
Comprehensive income	687	182
Comprehensive income attributable to noncontrolling interests	(3)	(14)
Comprehensive income attributable to Huntsman International LLC	$684	$168

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'		Retained earnings	Accumulated other	Noncontrolling
	equity		(accumulated	comprehensive	interests in	Total
	Units	Amount	deficit)	loss	subsidiaries	equity
Balance, January 1, 2020	2,728	$3,675	$312	$(1,352)	$137	$2,772
Net income	—	—	704	—	3	707
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive loss	—	—	—	(20)	—	(20)
Contribution from parent	—	6	—	—	—	6
Balance, March 31, 2020	2,728	$3,681	$979	$(1,372)	$140	$3,428

Balance, January 1, 2019	2,728	$3,658	$(91)	$(1,308)	$229	$2,488
Net income	—	—	116	—	12	128
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive income	—	—	—	52	2	54
Contribution from parent	—	7	—	—	—	7
Balance, March 31, 2019	2,728	$3,665	$(12)	$(1,256)	$243	$2,640

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	March 31,
	2020	2019
Operating Activities:
Net income	$707	$128
Less: Income from discontinued operations, net of tax	(777)	(23)
(Loss) income from continuing operations	(70)	105
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(2)	(10)
Unrealized losses (gains) on fair value adjustments to Venator investment	110	(76)
Depreciation and amortization	67	67
Loss on early extinguishment of debt	—	23
Deferred income taxes	(1)	9
Noncash compensation	6	7
Taxes paid on sale of business	(2)	—
Other, net	16	21
Changes in operating assets and liabilities:
Accounts and notes receivable	(34)	(15)
Inventories	(92)	(82)
Prepaid expenses	6	(4)
Other current assets	—	21
Other noncurrent assets	(7)	(26)
Accounts payable	59	(15)
Accrued liabilities	(44)	(44)
Other noncurrent liabilities	(54)	(25)
Net cash used in operating activities from continuing operations	(42)	(44)
Net cash (used in) provided by operating activities from discontinued operations	(35)	9
Net cash used in operating activities	(77)	(35)

Investing Activities:
Capital expenditures	(61)	(61)
Cash received from sale of business	1,915	—
Acquisition of a business, net of cash acquired	(346)	—
Decrease (increase) in receivable from affiliate	279	(9)
Cash received from forward swap contract related to the sale of investment in Venator	—	16
Reimbursements of capital expenditures	3	—
Net cash provided by (used in) investing activities from continuing operations	1,790	(54)
Net cash used in investing activities from discontinued operations	—	(9)
Net cash provided by (used in) investing activities	1,790	(63)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	March 31,
	2020	2019
Financing Activities:
Net (repayments) borrowings on revolving loan facilities	$(158)	$211
Repayments of long-term debt	—	(652)
Proceeds from issuance of long-term debt	—	742
Repayments of notes payable to affiliate	(380)	(33)
Repayments of notes payable	(32)	(7)
Dividends paid to noncontrolling interests	(23)	—
Debt issuance costs paid	—	(6)
Dividends paid to parent	(36)	(37)
Costs of early extinguishment of debt	—	(21)
Other	(2)	(2)
Net cash (used in) provided by financing activities	(631)	195
Effect of exchange rate changes on cash	(13)	6
Increase in cash, cash equivalents and restricted cash	1,069	103
Cash, cash equivalents and restricted cash at beginning of period	525	340
Cash, cash equivalents and restricted cash at end of period	$1,594	$443

Supplemental cash flow information:
Cash paid for interest	$5	$26
Cash paid for income taxes	36	14

As of March 31, 2020 and 2019, the amount of capital expenditures in accounts payable was $59 million and $50 million, respectively. During the three months ended March 31, 2020 and 2019, Huntsman Corporation contributed $6 million and $7 million, respectively, related to stock-based compensation for continuing operations.

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

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for our Company and Huntsman International.

Description of Businesses

We are a global manufacturer of differentiated organic chemical products. We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, digital inks, electronics, insulation medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes.

We currently operate all of our businesses through Huntsman International, our wholly-owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

Huntsman Corporation and Huntsman International Financial Statements

Except where otherwise indicated, these notes relate to the condensed consolidated financial statements for both our Company and Huntsman International. The differences between our financial statements and Huntsman International’s financial statements relate primarily to the following:

●	purchase accounting recorded at our Company for the 2003 step-acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005;

●	the different capital structures; and

●	a note payable from Huntsman International to us, which was repaid in full during the quarter ended March 31, 2020.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. Intercompany accounts and transactions have been eliminated.

Reclassifications

Prior periods have been recasted to record the results of operations of our chemical intermediates businesses, which includes PO/MTBE, and our surfactants businesses (collectively, our “Chemical Intermediates Businesses”) as discontinued operations. See “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses.”

Recent Developments

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama Ventures Holdings L.P. (“Indorama”) in a transaction valued at approximately $2 billion, comprising a cash purchase price of approximately $1.93 billion, which includes estimated adjustments to the purchase price for working capital, plus the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. See “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses.”

Acquisition of Icynene-Lapolla

On February 20, 2020, we completed our acquisition of Icynene-Lapolla, a leading North American manufacturer and distributor of spray polyurethane foam insulation systems for residential and commercial applications (“Icynene-Lapolla Acquisition”). Huntsman acquired the business from an affiliate of FFL Partners, LLC, for $353 million, subject to customary closing adjustments, in an all-cash transaction funded from available liquidity. The acquired business is being integrated into our Polyurethanes segment. See “Note 3. Business Combinations and Acquisitions—Acquisition of Icynene-Lapolla.”

Acquisition of CVC Thermoset Specialties

On March 15, 2020, we entered into an agreement with Emerald Performance Materials LLC, which is majority owned by affiliates of American Securities LLC, to acquire CVC Thermoset Specialties, a North American specialty chemical manufacturer serving the industrial composites, adhesives and coatings markets. CVC Thermoset Specialties operates two manufacturing facilities located in Akron, Ohio and Maple Shade, New Jersey. Under the terms of the agreement, we agreed to pay $300 million, subject to customary closing adjustments, in an all-cash transaction, which we expect to fund from available liquidity. The transaction is expected to close around midyear of 2020. The acquired business is expected to be integrated into our Advanced Materials segment.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. On January 1, 2020, we adopted the amendments in this ASU and the initial adoption of these amendments did not have a significant impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). On January 1, 2020, we adopted the amendments in this ASU and the initial adoption of these amendments did not have a significant impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for a limited period of time to ease the potential burden in accounting for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. On March 12, 2020, we adopted the amendments in this ASU and the initial adoption of these amendments did not have a significant impact on our condensed consolidated financial statements.

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

3. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of Icynene-Lapolla

As discussed in “Note 1. General—Recent Developments—Acquisition of Icynene-Lapolla,” we completed the Icynene-Lapolla Acquisition on February 20, 2020. Transaction costs charged to expense related to this acquisition were approximately $10 million for the three months ended March 31, 2020 and were recorded in other operating expenses, net in our condensed consolidated statements of operations.

We have accounted for the Icynene-Lapolla Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the Icynene-Lapolla Acquisition in Q1 2020	$353

Cash	$7
Accounts receivable	41
Inventories	36
Prepaid expenses and other current assets	1
Property, plant and equipment, net	7
Intangible assets	165
Goodwill	130
Other noncurrent assets	3
Accounts payable	(13)
Accrued liabilities	(10)
Deferred income taxes	(14)
Total fair value of net assets acquired	$353

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets, leases and deferred taxes. Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, trade secrets and customer relationships. The applicable amortization periods are still being assessed. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost over the estimated preliminary fair value to goodwill. The estimated goodwill recognized is attributable primarily to projected future profitable growth, penetration into downstream markets, and synergies. We expect that none of the estimated goodwill arising from the acquisition will be deductible for income tax purposes. It is possible that material changes to this preliminary purchase price allocation could occur.

The acquired business had revenues and net loss of $27 million and $6 million, respectively, for the period from the date of acquisition to March 31, 2020.

If this acquisition were to have occurred on January 1, 2019, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

	Pro Forma (Unaudited)
	Three months
	ended March 31,
	2020	2019
Revenues	$1,623	$1,725
Net income	704	129
Net income attributable to Huntsman Corporation	701	117

	Pro Forma (Unaudited)
	Three months
	ended March 31,
	2020	2019
Revenues	$1,623	$1,725
Net income	703	126
Net income attributable to Huntsman International	700	114

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

Sale of Chemical Intermediates Businesses

As discussed in “Note 1. General—Recent Developments—Sale of Chemical Intermediates Businesses,” we completed the sale of our Chemical Intermediates Businesses to Indorama. In connection with this sale, we recognized a net after-tax gain of $758 million in the first quarter of 2020. The final purchase price is subject to customary post-closing adjustments. During the first quarter of 2020, we received proceeds from the sale of $1.915 billion, and we expect to pay income taxes of approximately $375 million during 2020. Certain amounts for prior periods have similarly been retrospectively reflected for all periods presented. In connection with this sale, we entered into long-term supply agreements with Indorama for certain raw materials at market prices supplied by the Chemical Intermediates Businesses.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in our condensed consolidated balance sheets (dollars in millions):

December 31,
2019
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$145
Inventories	105
Total current assets
Property, plant and equipment, net	720
Operating lease right-of-use assets	69
Deferred income taxes	4
Other noncurrent assets	165
Total assets held for sale(1)	$1,208
Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$152
Accrued liabilities	26
Current operating lease liabilities	20
Total current liabilities
Deferred income taxes	135
Noncurrent operating lease liabilities	51
Other noncurrent liabilities	128
Total noncurrent liabilities
Total liabilities held for sale(1)	$512
(1)	The assets and liabilities held for sale are classified as current as of December 31, 2019 because the sale of our Chemical Intermediates Businesses was completed on January 3, 2020.

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income of discontinued operations as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months
	ended
	March 31,
	2020	2019
Major line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$6	$403
Cost of goods sold	9	364
Gain on sale of the Chemical Intermediates Businesses	990	—
Insurance proceeds	28	—
Other expense items, net	—	11
Income from discontinued operations before income taxes	1,015	28
Income tax expense	(238)	(5)
Net income attributable to discontinued operations	$777	$23
(1)	Discontinued operations include our Chemical Intermediates Businesses, our Australian styrenics operations and our North American polymers and base chemicals operations for all periods presented.

(2)	Includes eliminations of trade sales, services and fees, net and cost of sales between continuing operations and discontinued operations.

Separation and Deconsolidation of Venator

In August 2017, we separated our Titanium Dioxide and Performance Additives business (the “P&A Business”) and conducted an initial public offering of ordinary shares of Venator Materials PLC (“Venator”), formerly a wholly-owned subsidiary of Huntsman. Following a series of public offerings and sales of Venator ordinary shares, beginning in December 2018, our ownership in Venator decreased to approximately 49%, and we began accounting for our remaining interest in Venator as an equity method investment using the fair value option. For the three months ended March 31, 2020 and 2019, we recorded a loss $110 million and a gain of $75 million, respectively, to record our investment in Venator at fair value. These gains and losses were recorded in “Fair value adjustments to Venator investment” on our condensed consolidated statements of operations.

Summarized financial information of Venator for the three months ended March 31, 2020 and 2019 is as follows (in millions):

	Three months
	ended March 31,
	2020	2019
Revenues	$532	$562
Gross profit	61	76
Income (loss) from continuing operations	8	(2)
Net income (loss)	8	(2)
Net income (loss) attributable to Venator	7	(3)

5. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31,	December 31,
	2020	2019
Raw materials and supplies	$182	$175
Work in progress	44	49
Finished goods	815	718
Total	1,041	942
LIFO reserves	(33)	(28)
Net inventories	$1,008	$914

For March 31, 2020 and December 31, 2019, approximately 8% and 9%, of inventories were recorded using the LIFO cost method, respectively.

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

During the first quarter of 2020, there were no changes in our variable interest entities.

Sasol-Huntsman was our 50%-owned joint venture with Sasol that owned and operated a maleic anhydride facility in Moers, Germany. On September 30, 2019, we acquired the 50% noncontrolling interest that we did not own in Sasol-Huntsman. As such, as of September 30, 2019, Sasol-Huntsman was no longer accounted for as a variable interest entity.

Creditors of these entities have no recourse to our general credit. See “Note 7. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at March 31, 2020, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of March 31, 2020 and our consolidated balance sheet as of December 31, 2019 (dollars in millions):

	March 31,	December 31,
	2020	2019
Current assets	$55	$50
Property, plant and equipment, net	178	180
Operating lease right-of-use assets	17	16
Other noncurrent assets	139	132
Deferred income taxes	30	30
Total assets	$419	$408
Current liabilities	$159	$151
Long-term debt	26	29
Noncurrent operating lease liabilities	12	11
Other noncurrent liabilities	85	87
Total liabilities	$282	$278

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three months ended March 31, 2020 and 2019 are as follows (dollars in millions):

	Three months
	ended
	March 31,
	2020(1)	2019
Revenues	$—	$36
Income from continuing operations before income taxes	1	9
Net cash provided by operating activities	6	31
(1)	As of September 30, 2019, Sasol-Huntsman was no longer accounted for as a variable interest entity. Therefore, this financial data excludes information for Sasol-Huntsman.

7. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	March 31,	December 31,
	2020	2019
Senior Credit Facilities:
Revolving facility	$—	$40
Amounts outstanding under A/R programs	55	167
Term loan	101	103
Senior notes	1,950	1,963
Variable interest entities	58	65
Other	19	51
Total debt	$2,183	$2,389
Total current portion of debt	$134	$212
Long-term portion of debt	2,049	2,177
Total debt	$2,183	$2,389

Huntsman International

	March 31,	December 31,
	2020	2019
Senior Credit Facilities:
Revolving facility	$—	$40
Amounts outstanding under A/R programs	55	167
Term loan	101	103
Senior notes	1,950	1,963
Variable interest entities	58	65
Other	19	51
Total debt, excluding debt to affiliates	$2,183	$2,389
Total current portion of debt	$134	$212
Long-term portion of debt	2,049	2,177
Total debt, excluding debt to affiliates	$2,183	$2,389
Notes payable to affiliates-current	—	100
Notes payable to affiliates-noncurrent	—	280
Total debt	$2,183	$2,769

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. For both March 31, 2020 and December 31, 2019, the amount of debt issuance costs directly reducing the debt liability was $11 million. We record the amortization of debt issuance costs as interest expense.

Revolving Credit Facility

As of March 31, 2020, our $1.2 billion senior unsecured revolving credit facility (“2018 Revolving Credit Facility”) was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
2018 Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 1.50%	2023
(1)	On March 31, 2020, we had an additional $7 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2018 Revolving Credit Facility.

(2)	Interest rates on borrowings under the 2018 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of March 31, 2020 was 1.50% above LIBOR.

Term Loan Credit Facility

On September 24, 2019, Huntsman International entered into a 364-day term loan facility (the “2019 Term Loan”), pursuant to which Huntsman International borrowed an aggregate principal amount of €92 million (or $101 million equivalent). We used the net proceeds from the 2019 Term Loan to finance our acquisition of the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. Borrowings under the 2019 Term Loan bear interest at an interest rate of EURIBO Rate plus 0.75%, with a EURIBO Rate floor at zero. Unless earlier terminated or prepaid in accordance with the credit agreement governing the 2019 Term Loan, the 2019 Term Loan will mature on September 22, 2020. The 2019 Term Loan is subject to substantially the same terms and conditions as the 2018 Revolving Credit Facility.

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

In December 2019, we entered into amendments to our EU A/R program (the “European Amendment”) and our U.S. A/R Program (the “U.S. Amendment”). The European Amendment allowed the removal of pledged obligors related to the Chemical Intermediates Businesses sold to Indorama. The U.S. Amendment allowed the removal of pledged obligors related to the Chemical Intermediates Businesses sold to Indorama as well as reduced the maximum funding capacity from $250 million to $150 million upon completion of the sale on January 3, 2020.

Information regarding our A/R Programs as of March 31, 2020 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2022	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	April 2022	€100	€50		Applicable rate plus 1.30%
		(or approximately $110)	(or approximately $55)
(1)	The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)	The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. The applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(3)	As of March 31, 2020, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of March 31, 2020 and December 31, 2019, $252 million and $221 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

On March 13, 2019, Huntsman International completed a $750 million offering of its 4.50% senior notes due 2029 (“2029 Senior Notes”). On March 27, 2019, Huntsman International applied the net proceeds of the offering of the 2029 Senior Notes to redeem in full $650 million in aggregate principal amount of its 4.875% senior notes due 2020 (“2020 Senior Notes”) and also paid associated costs and accrued interest of $21 million and $12 million, respectively. In addition, we recognized a loss on early extinguishment of debt of $23 million in the first quarter of 2019.

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

Note Payable from Huntsman International to Huntsman Corporation

During the quarter ended March 31, 2020, our loan of $380 million to our subsidiary Huntsman International was repaid to us in full.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2020, we had approximately $173 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. On January 9, 2019, we entered into a six-year $17 million notional value interest rate hedge with a fixed rate of 2.66%. This swap was designated as a cash flow hedge and the effective portion of the changes in the fair value of the swap was recorded in other comprehensive income. In November 2019, we terminated this swap and paid $1 million to our counterparties.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2020, we have designated approximately €465 million (approximately $511 million) of euro-denominated debt as a hedge of our net investment. For both the three months ended March 31,

2020 and March 31, 2019, the amount recognized on the hedge of our net investment was a gain of $8 million and was recorded in other comprehensive income in our condensed consolidated statements of comprehensive income.

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty.

9. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$19	$19	$28	$28
Long-term debt (including current portion)	(2,183)	(2,125)	(2,389)	(2,544)

The carrying amounts reported in our condensed consolidated balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. We elected the fair value option to account for our equity method investment in Venator post deconsolidation. The fair value of our remaining investment in Venator reported in investment in unconsolidated affiliates is obtained through market observable pricing using prevailing market prices (Level 1). See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.” The fair values of our non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded in an active market (Level 1).

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2020, and current estimates of fair value may differ significantly from the amounts presented herein.

During the three months ended March 31, 2020, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

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

The following tables disaggregate our revenue from continuing operations by major source for the three months ended March 31, 2020 (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$370	$129	$63	$17	$(7)	$572
Europe	245	74	101	32	(1)	451
Asia Pacific	199	70	56	103	—	428
Rest of world	74	19	21	28	—	142
	$888	$292	$241	$180	$(8)	$1,593

Major Product Groupings
MDI urethanes	$888					$888
Differentiated		$292				292
Specialty			$211			211
Non-specialty			30			30
Textile chemicals, dyes and digital inks				$180		180
Eliminations					$(8)	(8)
	$888	$292	$241	$180	$(8)	$1,593
(1)	Geographic information for revenues is based upon countries into which product is sold.

The following tables disaggregate our revenue from continuing operations by major source for the three months ended March 31, 2019 (dollars in millions):

	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$336	$135	$73	$17	$(19)	$542
Europe	270	93	121	34	2	520
Asia Pacific	237	56	61	105	—	459
Rest of world	81	16	17	33	1	148
	$924	$300	$272	$189	$(16)	$1,669

Major Product Groupings
MDI urethanes	$924					$924
Differentiated		$300				300
Specialty			$230			230
Non-specialty			42			42
Textile chemicals, dyes and digital inks				$189		189
Eliminations					$(16)	(16)
	$924	$300	$272	$189	$(16)	$1,669
(1)	Geographic information for revenues is based upon countries into which product is sold.

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

11. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three months ended March 31, 2020 and 2019 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$14	$13	$—	$—
Interest cost	15	20	1	1
Expected return on assets	(43)	(39)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(1)
Amortization of actuarial loss	20	17	—	—
Net periodic benefit cost	$4	$9	$—	$—

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$14	$13	$—	$—
Interest cost	15	20	1	1
Expected return on assets	(43)	(39)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(1)
Amortization of actuarial loss	21	18	—	—
Net periodic benefit cost	$5	$10	$—	$—

During both of the three months ended March 31, 2020 and 2019, we made contributions to our pension and other postretirement benefit plans of $20 million. During the remainder of 2020, we expect to contribute an additional amount of approximately $67 million to these plans.

12. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

Dividends on Common Stock

During the quarters ended March 31, 2020 and March 31, 2019, we paid dividends of $37 million and $39 million, respectively, or $0.1625 per share each, to common stockholders.

13. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2020	$(369)	$(1,031)	$8	$4	$(1,388)	$26	$(1,362)
Other comprehensive (loss) income before reclassifications, gross	(67)	8	—	—	(59)	—	(59)
Tax benefit	(6)	—	—	—	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	58	—	—	58	—	58
Tax expense	—	(14)	—	—	(14)	—	(14)
Net current-period other comprehensive (loss) income	(73)	52	—	—	(21)	—	(21)
Ending balance, March 31, 2020	$(442)	$(979)	$8	$4	$(1,409)	$26	$(1,383)
(a)	Amounts are net of tax of $74 and $68 as of March 31, 2020 and January 1, 2020, respectively.

(b)	Amounts are net of tax of $134 and $148 as of March 31, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2019	$(371)	$(994)	$8	$5	$(1,352)	$36	$(1,316)
Other comprehensive income before reclassifications, gross	40	—	—	—	40	(2)	38
Tax benefit	2	—	—	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	15	—	—	15	—	15
Tax expense	—	(3)	—	—	(3)	—	(3)
Net current-period other comprehensive income	42	12	—	—	54	(2)	52
Ending balance, March 31, 2019	$(329)	$(982)	$8	$5	$(1,298)	$34	$(1,264)
(a)	Amounts are net of tax of $69 and $71 as of March 31, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $132 and $135 as of March 31, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

	Three months ended March 31,
	2020	2019
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
	other	other	where net income
Details about Accumulated Other	comprehensive loss	comprehensive loss	is presented
Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)
Settlement loss	41	—	(c)
Actuarial loss	20	18	(b)(d)
	58	15	Total before tax
	(14)	(3)	Income tax expense
Total reclassifications for the period	$44	$12	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 11. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 million of pension and other post-employment benefit settlement losses during the three months ended March 31, 2020.

(d)	Amounts contain approximately $1 of actuarial losses related to discontinued operations for both the three months ended March 31, 2020 and 2019.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2020	$(374)	$(1,012)	$8	$—	$(1,378)	$26	$(1,352)
Other comprehensive (loss) income before reclassifications, gross	(67)	8	—	—	(59)	—	(59)
Tax benefit	(6)	—	—	—	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	59	—	—	59	—	59
Tax expense	—	(14)	—	—	(14)	—	(14)
Net current-period other comprehensive (loss) income	(73)	53	—	—	(20)	—	(20)
Ending balance, March 31, 2020	$(447)	$(959)	$8	$—	$(1,398)	$26	$(1,372)
(a)	Amounts are net of tax of $61 and $55 as of March 31, 2020 and January 1, 2020 respectively.

(b)	Amounts are net of tax of $160 and $174 as of March 31, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2019	$(376)	$(977)	$8	$1	$(1,344)	$36	$(1,308)
Other comprehensive income before reclassifications, gross	40	—	—	—	40	(2)	38
Tax benefit	1	—	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	16	—	—	16	—	16
Tax expense	—	(3)	—	—	(3)	—	(3)
Net current-period other comprehensive income	41	13	—	—	54	(2)	52
Ending balance, March 31, 2019	$(335)	$(964)	$8	$1	$(1,290)	$34	$(1,256)
(a)	Amounts are net of tax of $56 and $57 as of March 31, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $158 and $161 as of March 31, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

	Three months ended March 31,
	2020	2019
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
	other	other	where net income
Details about Accumulated Other	comprehensive loss	comprehensive loss	is presented
Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)
Settlement loss	41	—	(c)
Actuarial loss	21	19	(b)(d)
	59	16	Total before tax
	(14)	(3)	Income tax expense
Total reclassifications for the period	$45	$13	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 11. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 million of pension and other post-employment benefit settlement losses during the three months ended March 31, 2020.

(d)	Amounts contain approximately $1 of actuarial losses related to discontinued operations for both the three months ended March 30, 2020 and 2019.

14. COMMITMENTS AND CONTINGENCIES

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

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2020 and 2019, our capital expenditures for EHS matters totaled $6 million and $7 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $4 million for environmental liabilities as of both March 31, 2020 and December 31, 2019. Of these amounts, $1 million was classified as accrued liabilities in our condensed consolidated balance sheets as of both March 31, 2020 and December 31, 2019, and $3 million was classified as other noncurrent liabilities in our condensed consolidated balance sheets as of both March 31, 2020 and December 31, 2019. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

North Maybe Canyon Mine Remediation

The North Maybe Canyon Mine site is a CERCLA site and involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by several companies, including a predecessor company to us. In 2004, the U.S. Forest Service notified us that we are a CERCLA potentially responsible party (“PRP”) for contamination originating from the site. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial Investigation/Feasibility Study of a portion of the site and are currently engaged in that process. During the first quarter of 2020, there have been no significant developments, and, at this time, we are unable to reasonably estimate our potential liabilities at this site.

16. STOCK-BASED COMPENSATION PLANS

As of March 31, 2020, we had approximately 7 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months
	ended
	March 31,
	2020	2019
Huntsman Corporation compensation cost	$7	$8
Huntsman International compensation cost	6	7

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $1 million and $5 million for the three months ended March 31, 2020 and 2019, respectively.

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

	Three months ended March 31,
	2020		2019
Dividend yield	3.0%		2.9%
Expected volatility	53.1%		54.0%
Risk-free interest rate	1.5%		2.5%
Expected life of stock options granted during the period	5.9	years	5.9	years

A summary of stock option activity under the stock-based compensation plans as of March 31, 2020 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2020	5,025	$19.08
Granted	750	21.54
Exercised	(154)	12.55
Forfeited	(8)	26.33
Outstanding at March 31, 2020	5,613	19.57	6.4	$7
Exercisable at March 31, 2020	4,141	18.31	5.4	7

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2020 was $8.27 per option. As of March 31, 2020, there was $12 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

The total intrinsic value of stock options exercised during each of the three months ended March 31, 2020 and 2019 was approximately $1 million, respectively. Cash received from stock options exercised during the three months ended March 31, 2020 and 2019 was approximately nil and $1 million, respectively. The cash tax benefit from stock options exercised during each of the three months ended March 31, 2020 and 2019 was approximately nil.

Nonvested Shares

Nonvested shares granted under the stock-based compensation plans consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2020 and 2019, the weighted-average expected volatility rate was 34.0% and 34.6%, respectively, and the weighted average risk-free interest rate was 1.4% and 2.5%, respectively. For the performance share unit awards granted in the three months ended March 31, 2020 and 2019, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of March 31, 2020 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2020	1,640		$24.61	427	$24.80
Granted	822		21.97	237	21.54
Vested	(561)	(1)(2)	25.21	(216)	24.66
Forfeited	(2)		25.26	(4)	25.63
Nonvested at March 31, 2020	1,899		23.29	444	23.12
(1)	As of March 31, 2020, a total of 422,755 restricted stock units were vested but not yet issued, of which 33,660 vested during the three months ended March 31, 2020. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 174,200 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2019. During the three months ended March 31, 2020, an additional 165,489 performance share unit awards with a grant date fair value of $26.99 vested above the target in accordance the performance criteria of these awards.

As of March 31, 2020, there was $34 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The value of share awards that vested during each of the three months ended March 31, 2020 and 2019 was $23 million.

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

During the three months ended March 31, 2020 and 2019, there was no tax benefit or expense recognized in connection with the loss of $110 million and gain of $76 million, respectively, on fair value adjustments to our Venator investment, recorded as part of non-operating income from continuing operations. As of December 31, 2019, we have recognized the portion of our Venator investment tax basis in excess of book that we ultimately expect to be able to utilize; therefore, no incremental tax benefit has been recognized on the year-to-date fair value loss. As a significant, unusual, non-operating item, this amount was treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Effective January 1, 2019, Switzerland reduced certain cantonal income tax rates resulting in a decrease in our net deferred tax assets and a corresponding noncash income tax expense of $32 million for the three months ended March 31, 2019.

Huntsman Corporation

We recorded income tax expense from continuing operations of $7 million and $45 million for the three months ended March 31, 2020 and 2019, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. The decrease in pretax income, as well as the one-time reduction in our Switzerland net deferred tax assets related to the 2019 tax rate change, resulted in lower income tax expense during the first quarter of 2020 as compared to the same period of 2019.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $7 million and $44 million for the three months ended March 31, 2020 and 2019, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. The decrease in pretax income, as well as the one-time reduction in our Switzerland net deferred tax assets related to the 2019 tax rate change, resulted in lower income tax expense during the first quarter of 2020 as compared to the same period of 2019.

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

Basic and diluted income (loss) per share is determined using the following information (in millions):

	Three months
	ended
	March 31,
	2020	2019
Numerator:
Basic and diluted (loss) income from continuing operations:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(72)	$96
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$705	$119
Denominator:
Weighted average shares outstanding	223.2	233.1
Dilutive shares:
Stock-based awards	—	2.0
Total weighted average shares outstanding, including dilutive shares	223.2	235.1

Additional stock-based awards of 5.6 million and 3.1 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2020 and 2019, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2020 and 2019 because the effect would be anti-dilutive.

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

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, polyols, PG, TPU and aniline
Performance Products	Specialty amines, ethyleneamines, maleic anhydride and technology licenses
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting and curing agents; epoxy, acrylic and polyurethane-based formulations
Textile Effects	Textile chemicals, dyes and digital inks

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

	Three months
	ended
	March 31,
	2020	2019
Revenues:
Polyurethanes	$888	$924
Performance Products	292	300
Advanced Materials	241	272
Textile Effects	180	189
Corporate and eliminations	(8)	(16)
Total	$1,593	$1,669

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$84	$124
Performance Products	58	45
Advanced Materials	48	53
Textile Effects	20	22
Corporate and other(2)	(45)	(40)
Total	165	204
Reconciliation of adjusted EBITDA to net income:
Interest expense, net—continuing operations	(18)	(30)
Income tax expense—continuing operations	(7)	(45)
Income tax expense—discontinued operations	(238)	(5)
Depreciation and amortization—continuing operations	(67)	(67)
Depreciation and amortization—discontinued operations	—	(23)
Net income attributable to noncontrolling interests	3	12
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(13)	(1)
EBITDA from discontinued operations(3)	1,015	51
Fair value adjustments to Venator investment	(110)	76
Loss on early extinguishment of debt	—	(23)
Certain legal settlements and related expenses	(2)	—
Gain on sale of businesses/assets	2	—
Certain nonrecurring information technology project implementation costs	(1)	—
Amortization of pension and postretirement actuarial losses	(18)	(17)
Restructuring, impairment and plant closing and transition costs	(3)	(1)
Net income	$708	$131

	Three months
	ended
	March 31,
	2020	2019
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$84	$124
Performance Products	58	45
Advanced Materials	48	53
Textile Effects	20	22
Corporate and other(2)	(44)	(38)
Total	166	206
Reconciliation of adjusted EBITDA to net income:
Interest expense, net—continuing operations	(20)	(35)
Income tax expense—continuing operations	(7)	(44)
Income tax expense—discontinued operations	(238)	(5)
Depreciation and amortization—continuing operations	(67)	(67)
Depreciation and amortization—discontinued operations	—	(23)
Net income attributable to noncontrolling interests	3	12
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(13)	(1)
EBITDA from discontinued operations(3)	1,015	51
Fair value adjustments to Venator investment	(110)	76
Loss on early extinguishment of debt	—	(23)
Certain legal settlements and related expenses	(2)	—
Gain on sale of businesses/assets	2	—
Certain nonrecurring information technology project implementation costs	(1)	—
Amortization of pension and postretirement actuarial losses	(18)	(18)
Restructuring, impairment and plant closing and transition costs	(3)	(1)
Net income	$707	$128
(1)	We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal settlements and related (expenses) income; (f) (loss) gain on sale of businesses/assets; (g) certain nonrecurring information technology project implementation costs; (h) amortization of pension and postretirement actuarial losses; and (i) restructuring, impairment, plant closing and transition (costs) credits.

(2)	Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(3)	Includes the gain on the sale of our Chemical Intermediates Businesses in 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, digital inks, electronics, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, surfactants, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues from continuing operations for the three months ended March 31, 2020 and 2019 were $1,593 million and $1,669 million, respectively.

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

Icynene-Lapolla Acquisition

On February 20, 2020, we completed the Icynene-Lapolla Acquisition for $353 million, subject to customary closing adjustments, in an all-cash transaction funded from available liquidity. The acquired business is being integrated into our Polyurethanes segment. See “Note 3. Business Combinations and Acquisitions” to our condensed consolidated financial statements.

Acquisition of CVC Thermoset Specialties

On March 15, 2020, we entered into an agreement with Emerald Performance Materials LLC, which is majority owned by affiliates of American Securities LLC, to acquire CVC Thermoset Specialties, a North American specialty chemical manufacturer serving the industrial composites, adhesives and coatings markets. CVC Thermoset Specialties operates two manufacturing facilities located in Akron, Ohio and Maple Shade, New Jersey. Under the terms of the agreement, we agreed to pay $300 million, subject to customary closing adjustments, in an all-cash transaction funded from available liquidity. The transaction is expected to close around midyear of 2020. The acquired business is expected to be integrated into our Advanced Materials segment.

Impacts of COVID-19 Pandemic

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, softening demand for our products, and certain interruptions to our operations and supply chain. The COVID-19 pandemic has had a moderate adverse impact on our financial performance for the first quarter of 2020 and is having a significant impact so far in the second quarter of 2020. We believe the adverse impact of the COVID-19 pandemic will continue for the remainder of fiscal year 2020. For example, in the first quarter of 2020, we began to see the impacts of COVID-19 on our markets and operations, including softening demand, deteriorating margins across certain product lines, and logistical pressures in certain parts of our supply chain. The extent to which the COVID-19 pandemic will impact our business, including demand for our products, our operations, and results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, we cannot reasonably estimate the impact at this time. The risks to our business are more fully described in “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	Significantly lower volumes due to global economic crisis
●	Component MDI and polymeric systems margins remain depressed
●	Stable differentiated MDI margins
●	Slowly improving demand trends in China

Performance Products:

●	Significantly lower volumes due to global economic crisis
●	Stable China wind market
●	Stable margins in performance amines

Advanced Materials:

●	Significantly lower volumes due to global economic crisis
●	Growth in electrical infrastructure related markets
●	Stable margins

Textile Effects:

●	Significantly lower volumes due to global economic crisis
●	Long-term demand trends for sustainable solutions unchanged

During 2020, we expect to spend between approximately $225 million to $235 million on capital expenditures for continuing operations. We have deferred a portion of capital spending on a new MDI splitter in Geismar, Louisiana for six months leaving roughly $40 million of capital spend in 2020 with the remaining spend of approximately $120 million in 2021 and 2022.

We expect our forward adjusted effective tax rate will be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 17. Income Taxes” to our condensed consolidated financial statements.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months
	ended
	March 31,		Percent
	2020	2019	Change
Revenues	$1,593	$1,669	(5)%
Cost of goods sold	1,296	1,310	(1)%
Gross profit	297	359	(17)%
Operating expenses	240	243	(1)%
Restructuring, impairment and plant closing costs	3	1	200%
Operating income	54	115	(53)%
Interest expense, net	(18)	(30)	(40)%
Equity in income of investment in unconsolidated affiliates	2	10	(80)%
Fair value adjustments to Venator investment	(110)	76	NM
Loss on early extinguishment of debt	—	(23)	(100)%
Other income, net	10	5	100%
(Loss) income from continuing operations before income taxes	(62)	153	NM
Income tax expense	(7)	(45)	(84)%
(Loss) income from continuing operations	(69)	108	NM
Income from discontinued operations, net of tax	777	23	NM
Net income	708	131	440%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(3)	(12)	(75)%
Interest expense, net from continuing operations	18	30	(40)%
Income tax expense from continuing operations	7	45	(84)%
Income tax expense from discontinued operations	238	5	NM
Depreciation and amortization of continuing operations	67	67	—
Depreciation and amortization of discontinued operations	—	23	(100)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	13	1
EBITDA from discontinued operations(1)	(1,015)	(51)
Fair value adjustments to Venator investment	110	(76)
Loss on early extinguishment of debt	—	23
Certain legal settlements and related expenses	2	—
Gain on sale of businesses/assets	(2)	—
Certain nonrecurring information technology project implementation costs	1	—
Amortization of pension and postretirement actuarial losses	18	17
Restructuring, impairment and plant closing and transition costs(2)	3	1
Adjusted EBITDA(3)	$165	$204	(19)%

Net cash used in operating activities from continuing operations	$(40)	$(40)	—
Net cash provided by (used in) investing activities from continuing operations	1,511	(45)	NM
Net cash (used in) provided by financing activities	(354)	183	NM
Capital expenditures from continuing operations	(61)	(61)	—

Huntsman International

	Three months
	ended
	March 31,		Percent
	2020	2019	Change
Revenues	$1,593	$1,669	(5)%
Cost of goods sold	1,296	1,310	(1)%
Gross profit	297	359	(17)%
Operating expenses	238	241	(1)%
Restructuring, impairment and plant closing costs	3	1	200%
Operating income	56	117	(52)%
Interest expense, net	(20)	(35)	(43)%
Equity in income of investment in unconsolidated affiliates	2	10	(80)%
Fair value adjustments to Venator investment	(110)	76	NM
Loss on early extinguishment of debt	—	(23)	(100)%
Other income, net	9	4	125%
(Loss) income from continuing operations before income taxes	(63)	149	NM
Income tax expense	(7)	(44)	(84)%
(Loss) income from continuing operations	(70)	105	NM
Income from discontinued operations, net of tax	777	23	NM
Net income	707	128	452%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(3)	(12)	(75)%
Interest expense, net from continuing operations	20	35	(43)%
Income tax expense from continuing operations	7	44	(84)%
Income tax expense from discontinued operations	238	5	NM
Depreciation and amortization of continuing operations	67	67	—
Depreciation and amortization of discontinued operations	—	23	(100)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	13	1
EBITDA from discontinued operations(1)	(1,015)	(51)
Fair value adjustments to Venator investment	110	(76)
Loss on early extinguishment of debt	—	23
Certain legal settlements and related expenses	2	—
Gain on sale of businesses/assets	(2)	—
Certain nonrecurring information technology project implementation costs	1	—
Amortization of pension and postretirement actuarial losses	18	18
Restructuring, impairment and plant closing and transition costs(2)	3	1
Adjusted EBITDA(3)	$166	$206	(19)%

Net cash used in operating activities from continuing operations	$(42)	$(44)	(5)%
Net cash provided by (used in) investing activities from continuing operations	1,790	(54)	NM
Net cash (used in) provided by financing activities	(631)	195	NM
Capital expenditures from continuing operations	(61)	(61)	—

Huntsman Corporation

	Three months ended			Three months ended
	March 31, 2020			March 31, 2019
	Gross	Tax and other(4)	Net	Gross	Tax and other(4)	Net
Reconciliation of net income to adjusted net income
Net income			$708			$131
Net income attributable to noncontrolling interests			(3)			(12)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$13	$(3)	10	$1	$—	1
Income from discontinued operations(1)(5)	(1,015)	238	(777)	(51)	28	(23)
Fair value adjustments to Venator investment	110	—	110	(76)	—	(76)
Loss on early extinguishment of debt	—	—	—	23	(5)	18
Certain legal settlements and related expenses	2	—	2	—	—	—
Gain on sale of businesses/assets	(2)	—	(2)	—	—	—
Certain nonrecurring information technology project implementation costs	1	—	1	—	—	—
Amortization of pension and postretirement actuarial losses	18	(4)	14	17	(4)	13
Significant activities related to deferred tax assets and liabilities(6)	—	—	—	—	32	32
Restructuring, impairment and plant closing and transition costs(2)	3	(1)	2	1	—	1
Adjusted net income(3)			$65			$85

Weighted average shares-basic			223.2			233.1
Weighted average shares-diluted			223.2			235.1

Basic net income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.32)			$0.41
Income from discontinued operations			3.48			0.10
Net income			$3.16			$0.51

Diluted net income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.32)			$0.41
Income from discontinued operations			3.48			0.10
Net income			$3.16			$0.51

Other non-GAAP measures:
Diluted adjusted net income per share(3)			$0.29			$0.36

Net cash used in operating activities from continuing operations			$(40)			$(40)
Capital expenditures from continuing operations			(61)			(61)
Free cash flow from continuing operations(3)			$(101)			$(101)

NM—Not meaningful

(1)Includes the gain on the sale of our Chemical Intermediates Businesses in 2020.

(2)	Includes costs associated with transition activities relating to the migration of our information system data centers and the transition of our Textile Effects segment’s production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our condensed consolidated statements of operations.

(3)	See “—Non-GAAP Financial Measures.”

(4)	The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach.

(5)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(6)	During the three months ended March 31, 2019, we recorded $32 million of deferred tax expense due to the reduction of tax rates in Switzerland. We eliminated the effect of these significant changes in tax valuation allowances and deferred tax assets and liabilities from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses (income); (f) loss (gain) on sale of businesses/assets; (g) certain nonrecurring information technology project implementation costs; (h) amortization of pension and postretirement actuarial losses; and (i) restructuring, impairment and plant closing and transition costs (credits). We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) loss (income) from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal settlements and related (income) expenses; (f) loss (gain) on sale of businesses/assets; (g) certain nonrecurring information technology project implementation costs; (h) amortization of pension and postretirement actuarial losses; (i) significant activities related to deferred tax assets and liabilities; and (j) restructuring, impairment and plant closing and transition costs (credits). Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

Free Cash Flow

Management internally uses a free cash flow measure: (a) to evaluate our liquidity, (b) evaluate strategic investments, (c) plan stock buyback and dividend levels and (d) evaluate our ability to incur and service debt. We have historically defined free cash flow as cash flows provided by operating activities and used in investing activities, excluding acquisition/disposition activities and including non-recurring separation costs. Starting with the quarter ended March 31, 2020, we updated our definition of free cash flow to a presentation more consistent with today’s market standard of net cash provided by operating activities less capital expenditures. Using our updated definition, our free cash flow for the years ended December 31, 2019, 2018 and 2017 were $382 million, $453 million and $438 million, respectively. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

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

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates and Businesses and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The decrease of $168 million attributable to Huntsman Corporation and the decrease of $166 million in net income attributable to Huntsman International from continuing operations, respectively, was the result of the following items:

●	Revenues for the three months ended March 31, 2020 decreased by $76 million, or 5%, as compared with the 2019 period. The decrease was primarily due to lower average selling prices in all our segments and lower sales volumes in all our segments, except for our Textile Effects segment. See “—Segment Analysis” below.

●	Our gross profit and the gross profit of Huntsman International for the three months ended March 31, 2020 decreased by $62 million each, or 17% each, compared to a gain of with the 2019 period. The decrease resulted from lower gross margins in all our segments. See “—Segment Analysis” below.

●	Our interest expense, net and the interest expense, net of Huntsman International for the three months ended March 31, 2020 decreased by $12 million and $15 million, respectively, or 40% and 43%, respectively, as compared with the 2019 period, primarily related to higher interest income on deposits held and lower interest expense resulting from repayments of outstanding borrowings on our 2018 Revolving Credit Facility and other prepayable debt.

●	For the three months ended March 31, 2020, we recorded a loss of $110 million in fair value adjustments to our investment in Venator as a result of recording our equity method investment in Venator at fair value compared to a $76 million gain in the 2019 period. See “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	Loss on early extinguishment of debt for the three months ended March 31, 2020 decreased to nil from $23 million in the 2019 period in relation to the early repayment in full of our 2020 Senior Notes in the first quarter of 2019. See “Note. 7. Debt—Notes” to our consolidated financial statements.

●	Our income tax expense for the three months ended March 31, 2020 decreased to $7 million from $45 million in the 2019 period. The income tax expense of Huntsman International for the three months ended March 31, 2020 decreased to $7 million from $44 million in the 2019 period. The decrease in tax expense was primarily due to the decrease in pretax income as well as the one-time reduction in our Switzerland net deferred tax assets related to the 2019 tax rate change. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 17. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months		Percent
	ended		Change
	March 31,		Favorable
(Dollars in millions)	2020	2019	(Unfavorable)
Revenues
Polyurethanes	$888	$924	(4)%
Performance Products	292	300	(3)%
Advanced Materials	241	272	(11)%
Textile Effects	180	189	(5)%
Corporate and eliminations	(8)	(16)	NM
Total	$1,593	$1,669	(5)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$84	$124	(32)%
Performance Products	58	45	29%
Advanced Materials	48	53	(9)%
Textile Effects	20	22	(9)%
Corporate and other	(45)	(40)	(13)%
Total	$165	$204	(19)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$84	$124	(32)%
Performance Products	58	45	29%
Advanced Materials	48	53	(9)%
Textile Effects	20	22	(9)%
Corporate and other	(44)	(38)	(16)%
Total	$166	$206	(19)%

NM—Not meaningful

(1)	For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 19. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended March 31, 2020 vs 2019
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(6)%	(1)%	4%	(1)%
Performance Products	(3)%	(1)%	4%	(3)%
Advanced Materials	1%	(2)%	1%	(11)%
Textile Effects	(3)%	(1)%	(2)%	1%

	Three months ended March 31, 2020 vs December 31, 2019
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	1%	—	—	(10)%
Performance Products	1%	—	2%	2%
Advanced Materials	(2)%	—	3%	(1)%
Textile Effects	2%	—	(1)%	(1)%
(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended March 31, 2020 compared to the same period of 2019 was due to lower MDI average selling prices and modestly lower overall polyurethanes sales volumes. MDI average selling prices decreased primarily due to a decline in component MDI selling prices in China and Europe. Overall polyurethanes sales volumes decreased slightly primarily due to decreased demand across most major markets, partially offset by modest growth in MDI sales volumes. The decrease in segment adjusted EBITDA was primarily due to lower MDI margins driven by lower MDI pricing, partially offset by higher MDI sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended March 31, 2020 compared to the same period of 2019 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily due to lower raw material costs. Sales volumes decreased primarily due to weakened market conditions in our maleic anhydride business, partially offset by higher sales volumes in our amines business. The increase in segment adjusted EBITDA was primarily due to higher margins in our performance amines business and lower fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended March 31, 2020 compared to the same period in 2019 was due to lower sales volumes and lower average selling prices. Sales volumes decreased across most markets, particularly commodity, industrial and aerospace, primarily due to economic slowdown and customer destocking. Average selling prices decreased primarily due to the impact of a stronger U.S. dollar against major international currencies, partially offset by higher local currency selling prices. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, partially offset by lower fixed costs.

Textile Effects

The decrease in revenues in our Textile Effects segment for the three months ended March 31, 2020 compared to the same period of 2019 was due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased as a result of competitive market pressures and the impact of a stronger U.S. dollar against major international currencies. Sales volumes increased mainly in Europe and Asia. The decrease in segment adjusted EBITDA was primarily due to lower sales revenues, partially offset by lower raw material costs and lower fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2020, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $5 million to a loss of $45 million from a loss of $40 million for the same period of 2019. For the three months ended March 31, 2020, adjusted EBITDA from Corporate and other for Huntsman International decreased by $6 million to a loss of $44 million from a loss of $38 million for the same period of 2019. The decrease in adjusted EBITDA from Corporate and other resulted primarily from a charge from a LIFO inventory reserve adjustment and an increase in corporate overhead costs, partially offset by a decrease in unallocated foreign currency exchange loss.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Net cash used in operating activities from continuing operations for both the three months ended March 31, 2020 and 2019 was $40 million. Although net cash used in operating activities from continuing operations was the same during the three months ended March 31, 2020 compared with the same period in 2019, the decrease in operating income as described in “—Results of Operations” above was offset by a $20 million favorable variance in operating assets and liabilities for the three months ended March 31, 2020 as compared with the same period of 2019.

Net cash provided by (used in) investing activities from continuing operations for the three months ended March 31, 2020 and 2019 was $1,511 million and $(45) million, respectively. During both the three months ended March 31, 2020 and 2019, we paid $61 million for capital expenditures. During the three months ended March 31, 2020, we received $1.9 billion for the sale of our Chemical Intermediates Businesses and paid $346 million for the acquisition of a business, net of cash acquired. During the three months ended March 31, 2019, we received $16 million in proceeds from the settlement of the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A.

Net cash (used in) provided by financing activities for the three months ended March 31, 2020 and 2019 was $(354) million and $183 million, respectively. The increase in net cash used in financing activities was primarily due to repayments on our 2018 Revolving Credit Facility in the first quarter of 2020 and an increase in repurchases of common stock in the first quarter of 2020.

Free cash flow from continuing operations for both the three months ended March 31, 2020 and 2019 was a use of cash of $101 million.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	March 31,	Less		December 31,	Increase	Percent
	2020	Acquisition(1)	Subtotal	2019	(Decrease)	Change
Cash and cash equivalents	$1,594	$(7)	$1,587	$525	$1,062	202%
Accounts and notes receivable, net	1,027	(41)	986	953	33	3%
Inventories	1,008	(36)	972	914	58	6%
Other current assets	145	(1)	144	155	(11)	(7)%
Current assets held for sale(2)	—	—	—	1,208	(1,208)	—
Total current assets	3,774	(85)	3,689	3,755	(66)	(2)%
Accounts payable	856	(13)	843	822	21	3%
Accrued liabilities	739	(10)	729	420	309	74%
Current portion of debt	134	—	134	212	(78)	(37)%
Current operating lease liabilities	45	—	45	42	3	7%
Current liabilities held for sale(2)	—	—	—	512	(512)	—
Total current liabilities	1,774	(23)	1,751	2,008	(257)	(13)%
Working capital	$2,000	$(62)	$1,938	$1,747	$191	11%

NM—Not meaningful

(1)	Represents amounts related to the Icynene-Lapolla Acquisition. For more information, see “Note 3. Business Combinations and Acquisitions—Acquisition of Icynene-Lapolla” to our condensed consolidated financial statements.

(2)	Represents amounts related to the sale of our Chemical Intermediates Businesses. The assets and liabilities held for sale are classified as current as of December 31, 2019 because we completed the sale of our Chemical Intermediates Businesses on January 3, 2020. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements.

Our working capital increased by $191 million as a result of the net impact of the following significant changes:

●	The increase in cash and cash equivalents of $1,062 million resulted from the matters identified on our condensed consolidated statements of cash flows.

●	Inventories increased by $58 million primarily due to higher inventory volumes.

●	Accrued liabilities increased by $309 million primarily due to an increase in current income taxes payable related to taxes payable on the sale of our Chemical Intermediates Businesses.

●	Current portion of debt decreased by $78 million primarily due to repayments of outstanding borrowings on our 2018 Revolving Credit Facility and other prepayable debt.

Direct and Subsidiary Debt

See “Note 7. Debt—Direct and Subsidiary Debt” to our condensed consolidated financial statements.

Debt Issuance Costs

See “Note 7. Debt—Direct and Subsidiary Debt—Debt Issuance Costs” to our condensed consolidated financial statements.

Revolving Credit Facility

See “Note 7. Debt—Direct and Subsidiary Debt—Revolving Credit Facility” to our condensed consolidated financial statements.

Term Loan Credit Facility

See “Note 7. Debt—Direct and Subsidiary Debt—Term Loan Credit Facility” to our condensed consolidated financial statements.

A/R Programs

See “Note 7. Debt—Direct and Subsidiary Debt—A/R Programs” to our condensed consolidated financial statements.

Notes

See “Note 7. Debt—Direct and Subsidiary Debt—Notes” to our condensed consolidated financial statements.

Note Payable from Huntsman International to Huntsman Corporation

See “Note 7. Debt—Direct and Subsidiary Debt—Note Payable from Huntsman International to Huntsman Corporation” to our condensed consolidated financial statements.

Compliance with Covenants

See “Note 7. Debt—Compliance with Covenants” to our condensed consolidated financial statements.

Short-Term and Long-Term Liquidity

We depend upon our cash, 2018 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2020, we had $2,930 million of combined cash and unused borrowing capacity, consisting of $1,594 million in cash, $1,193 million in availability under our 2018 Revolving Credit Facility and $143 million in availability under our A/R Programs. We believe our existing cash balances, together with funds generated from operations and amounts available under our credit facility, will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

●	Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $65 million for the three months ended March 31, 2020, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●	During 2020, we expect to spend between approximately $225 million to $235 million on capital expenditures for continuing operations. We have deferred a portion of capital spending on a new MDI splitter in Geismar, Louisiana for six months leaving roughly $40 million of capital spend in 2020 with the remaining spend of approximately $120 million in 2021 and 2022. We expect to fund spending on all capital expenditures with cash provided by operations.

●	During the three months ended March 31, 2020, we made contributions to our pension and postretirement benefit plans of $20 million. During the remainder of 2020, we expect to contribute an additional amount of approximately $67 million to these plans.

●	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

●	Beginning in December 2018, our ownership in Venator decreased to approximately 49%, and we began accounting for our remaining interest in Venator as an equity method investment using the fair value option. Accordingly, in the three months ended March 31, 2020, we recorded a loss of $110 million to record our equity method investment in Venator at fair value. Under the fair value option to account for our equity method investment in Venator, amounts recorded in “Fair value adjustments to Venator investment” could fluctuate depending upon the change in market value of Venator common stock. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama. See “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements. During the first quarter of 2020, we received proceeds from the sale of $1.915 billion, and we expect to pay income taxes of approximately $375 million during 2020. We expect to use the net proceeds from this sale to: 1) invest in complementary strategic acquisitions that develop our technology and product portfolio, 2) continue investing in organic, internal opportunities, 3) prepay certain prepayable debt, and 4) to repurchase shares opportunistically and pay a competitive dividend.

●	In connection with the January 3, 2020, sale of our Chemical Intermediates Businesses to Indorama, we assigned to Indorama an insurance claim related to damages we incurred from a recent fire at a neighboring third-party property near the Port Neches, Texas site. We agreed with Indorama that we will receive the first $50 million of the potential insurance recovery when and if paid. During the first quarter of 2020, we received $30 million of insurance recovery progress payments. In addition, we agreed with Indorama to cover certain reinstatement costs pertaining to our damaged assets at the third-party site. We currently do not expect these costs to be material.

As of March 31, 2020, we had $134 million classified as current portion of debt, including $101 million on our 2019 Term Loan, debt at our variable interest entities of $32 million and certain other short-term facilities and scheduled amortization payments totaling $1 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of March 31, 2020, we had approximately $330 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to limited foreign withholding taxes.

Critical Accounting Policies

Our critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity prices. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We also hedge our net investment in certain European operations. See “Note 8. Derivative Instruments and Hedging Activities” to our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the risk factors noted in the Annual Report on Form 10-K, the following risk factor is applicable to us.

Our results of operations and financial conditions have been and, we believe, will in the future be adversely impacted by the COVID-19 pandemic, and the duration and extent to which it will impact our results of operations and financial conditions remains uncertain.

The recent outbreak of the coronavirus disease (COVID-19) has spread from China to many other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures.

The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. The resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products. In particular, demand for our products depends in part on certain cyclical industries, including housing and construction, which have historically been disproportionally impacted by downturns in the economy. In the first quarter 2020, we began to see the impacts of COVID-19 on our markets and operations, including softening demand and deteriorating margins across certain product lines. These effects have intensified so far in the second quarter of 2020. Our customers may also be directly impacted by business curtailments or weak market conditions and may not be willing or able to complete fulfillment of their orders. In addition, declines in the performance or financial condition of our customers could expose us to additional credit risks.

We are a company operating in a “critical infrastructure” industry, as defined by the U.S. Department of Homeland Security. Consistent with federal and international guidelines and with state and local orders to date, we currently have largely continued to operate across our footprint. Notwithstanding our continued operations, COVID-19 has begun to have, and may have, further negative impact on our operations, supply chain, and transportation networks, which is expected to compress our margins and cash flows. The progression of COVID-19’s impact could also negatively impact our business or results of operations through the temporary idling of our manufacturing facilities or those of our customers and/or suppliers, disrupting the in-flow of raw materials, limiting our ability to produce our products and delaying or preventing deliveries to our customers, among others. The impact of COVID-19 outbreak has also begun to cause delays in our capital projects, including our decision to delay a portion of our discretionary spending on the new MDI splitter in Geismar, Louisiana to 2022. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they may impact or delay the timing of anticipated benefits on such capital projects.

Additionally, a significant portion of our employees (including those located at our corporate headquarters in The Woodlands, Texas) are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect this matter to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our 2016 Stock Incentive Plan and our Prior Plan that we withheld upon vesting to satisfy our tax withholding obligations during the months ended March 31, 2020.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
January	344,223	$20.63	336,478	$509,000,000
February	2,375,802	19.28	2,160,000	468,000,000
March	2,868,041	16.54	2,868,041	420,000,000
Total	5,588,066	$17.95	5,364,519
(1)	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
10.1		Huntsman Executive Severance Plan (as amended and restated effective February 19, 2020)	8-K	10.1	February 19, 2020
10.2		Second Amended and Restated Severance Agreement dated February 19, 2020, between Huntsman Corporation and Peter R. Huntsman	8-K	10.2	February 19, 2020
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2020	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)