Form 10-Q
period 2020-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2020-07-28
CIK 1307954, 1089748

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On July 20, 2020, 220,625,413 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED JUNE 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$1,254	$525
Accounts and notes receivable (net of allowance for doubtful accounts of $28 and $19, respectively), ($190 and $221 pledged as collateral, respectively)(a)	828	940
Accounts receivable from affiliates	7	13
Inventories(a)	885	914
Other current assets	130	155
Current assets held for sale	—	1,208
Total current assets	3,104	3,755
Property, plant and equipment, net(a)	2,457	2,383
Investment in unconsolidated affiliates	427	535
Intangible assets, net(a)	408	197
Goodwill	522	276
Deferred income taxes	289	292
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	419	396
Other noncurrent assets(a)	466	452
Total assets	$8,126	$8,320

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$587	$765
Accounts payable to affiliates	23	57
Accrued liabilities(a)	723	420
Current portion of debt(a)	650	212
Current operating lease liabilities(a)	44	42
Current liabilities held for sale	—	512
Total current liabilities	2,027	2,008
Long-term debt(a)	1,527	2,177
Deferred income taxes	40	29
Noncurrent operating lease liabilities(a)	402	384
Other noncurrent liabilities(a)	806	898
Total liabilities	4,802	5,496
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 258,199,600 and 257,405,496 shares issued and 219,747,021 and 224,295,868 shares outstanding, respectively	3	3
Additional paid-in capital	4,037	4,008
Treasury stock, 38,477,091 and 33,112,572 shares, respectively	(731)	(635)
Unearned stock-based compensation	(26)	(17)
Retained earnings	1,252	690
Accumulated other comprehensive loss	(1,354)	(1,362)
Total Huntsman Corporation stockholders’ equity	3,181	2,687
Noncontrolling interests in subsidiaries	143	137
Total equity	3,324	2,824
Total liabilities and equity	$8,126	$8,320
(a)	At June 30, 2020 and December 31, 2019, respectively, $1 and nil of cash and cash equivalents, $6 and $13 of accounts and notes receivable (net), $32 and $35 of inventories, $173 and $180 of property, plant and equipment (net), $22 and $20 of other noncurrent assets, $79 and $100 of accounts payable, $13 and $10 of accrued liabilities, $47 and $36 of current portion of debt, $4 each of current operating lease liabilities, $6 and $29 of long-term debt, $13 and $11 of noncurrent operating lease liabilities and $83 and $87 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Trade sales, services and fees, net	$1,226	$1,751	$2,775	$3,391
Related party sales	21	33	65	62
Total revenues	1,247	1,784	2,840	3,453
Cost of goods sold	1,085	1,411	2,381	2,721
Gross profit	162	373	459	732
Operating expenses:
Selling, general and administrative	186	185	385	392
Research and development	32	38	68	74
Restructuring, impairment and plant closing costs	19	—	22	1
Other operating income, net	(6)	(2)	(1)	(2)
Total operating expenses	231	221	474	465
Operating (loss) income	(69)	152	(15)	267
Interest expense, net	(21)	(29)	(39)	(59)
Equity in income of investment in unconsolidated affiliates	2	12	4	22
Fair value adjustments to Venator investment	4	(18)	(106)	58
Loss on early extinguishment of debt	—	—	—	(23)
Other income, net	7	4	17	9
(Loss) income from continuing operations before income taxes	(77)	121	(139)	274
Income tax benefit (expense)	13	(38)	6	(83)
(Loss) income from continuing operations	(64)	83	(133)	191
Income from discontinued operations, net of tax	5	35	782	58
Net (loss) income	(59)	118	649	249
Net income attributable to noncontrolling interests	(3)	(8)	(6)	(20)
Net (loss) income attributable to Huntsman Corporation	$(62)	$110	$643	$229

Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.30)	$0.33	$(0.63)	$0.74
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.02	0.15	3.53	0.25
Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.28)	$0.48	$2.90	$0.99
Weighted average shares	219.7	230.6	221.4	231.9

Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.30)	$0.32	$(0.63)	$0.73
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.02	0.15	3.53	0.25
Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.28)	$0.47	$2.90	$0.98
Weighted average shares	219.7	232.1	221.4	233.6

Amounts attributable to Huntsman Corporation common stockholders:
(Loss) income from continuing operations	$(67)	$75	$(139)	$171
Income from discontinued operations, net of tax	5	35	782	58
Net (loss) income	$(62)	$110	$643	$229

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(59)	$118	$649	$249
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	17	(22)	(56)	20
Pension and other postretirement benefits adjustments	12	13	64	25
Other comprehensive income (loss), net of tax	29	(9)	8	45
Comprehensive (loss) income	(30)	109	657	294
Comprehensive income attributable to noncontrolling interests	(3)	(6)	(6)	(20)
Comprehensive (loss) income attributable to Huntsman Corporation	$(33)	$103	$651	$274

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2020	224,295,868	$3	$4,008	$(635)	$(17)	$690	$(1,362)	$137	$2,824
Net income	—	—	—	—	—	705	—	3	708
Other comprehensive loss	—	—	—	—	—	—	(21)	—	(21)
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—	—
Vesting of stock awards	943,026	—	4	—	—	—	—	—	4
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of stock awards	(283,975)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	57,209	—	2	—	—	(2)	—	—	—
Treasury stock repurchased	(5,364,519)	—	—	(96)	—	—	—	—	(96)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance, March 31, 2020	219,647,609	$3	$4,034	$(731)	$(30)	$1,350	$(1,383)	$140	$3,383
Net (loss) income	—	—	—	—	—	(62)	—	3	(59)
Other comprehensive income	—	—	—	—	—	—	29	—	29
Vesting of stock awards	8,448	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(1,093)	—	—	—	—	—	—	—	—
Stock options exercised	92,057	—	1	—	—	—	—	—	1
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(36)	—	—	(36)
Balance, June 30, 2020	219,747,021	$3	$4,037	$(731)	$(26)	$1,252	$(1,354)	$143	$3,324

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2020	2019
Operating Activities:
Net income	$649	$249
Less: Income from discontinued operations, net of tax	(782)	(58)
(Loss) income from continuing operations	(133)	191
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(4)	(22)
Unrealized losses (gains) on fair value adjustments to Venator investment	106	(57)
Cash received from return on investment in unconsolidated subsidiary	4	10
Depreciation and amortization	136	136
Noncash lease expense	30	27
Loss on early extinguishment of debt	—	23
Deferred income taxes	(24)	43
Stock-based compensation	14	15
Taxes paid on sale of Chemical Intermediates Businesses	(10)	—
Other, net	2	6
Changes in operating assets and liabilities:
Accounts and notes receivable	179	(47)
Inventories	79	24
Prepaid expenses	17	2
Other current assets	5	31
Other noncurrent assets	(19)	(64)
Accounts payable	(196)	(12)
Accrued liabilities	(58)	(77)
Other noncurrent liabilities	(83)	(52)
Net cash provided by operating activities from continuing operations	45	177
Net cash (used in) provided by operating activities from discontinued operations	(40)	96
Net cash provided by operating activities	5	273

Investing Activities:
Capital expenditures	(116)	(118)
Cash received from sale of business	1,915	—
Acquisition of a businesses, net of cash acquired	(652)	—
Cash received from forward swap contract related to the sale of investment in Venator	—	16
Other, net	5	2
Net cash provided by (used in) investing activities from continuing operations	1,152	(100)
Net cash used in investing activities from discontinued operations	—	(18)
Net cash provided by (used in) investing activities	1,152	(118)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months
	ended
	June 30,
	2020	2019
Financing Activities:
Net (repayments) borrowings on revolving loan facilities	$(172)	$126
Repayments of long-term debt	(14)	(662)
Proceeds from issuance of long-term debt	—	742
Repayments of notes payable	(32)	(14)
Debt issuance costs paid	—	(7)
Dividends paid to noncontrolling interests	(24)	(10)
Dividends paid to common stockholders	(73)	(77)
Repurchase and cancellation of stock awards	(6)	(12)
Proceeds from issuance of common stock	1	2
Repurchase of common stock	(96)	(115)
Costs of early extinguishment of debt	—	(21)
Other, net	(1)	—
Net cash used in financing activities	(417)	(48)
Effect of exchange rate changes on cash	(11)	2
Increase in cash, cash equivalents and restricted cash	729	109
Cash, cash equivalents and restricted cash at beginning of period	525	340
Cash, cash equivalents and restricted cash at end of period	$1,254	$449

Supplemental cash flow information:
Cash paid for interest	$40	$53
Cash paid for income taxes	55	68

As of June 30, 2020 and 2019, the amount of capital expenditures in accounts payable was $59 million and $48 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$1,253	$525
Accounts and notes receivable (net of allowance for doubtful accounts of $28 and $19, respectively), ($190 and $221 pledged as collateral, respectively)(a)	828	940
Accounts receivable from affiliates	42	410
Inventories(a)	885	914
Other current assets	129	161
Current assets held for sale	—	1,208
Total current assets	3,137	4,158
Property, plant and equipment, net(a)	2,457	2,383
Investment in unconsolidated affiliates	427	535
Intangible assets, net(a)	408	197
Goodwill	522	276
Deferred income taxes	289	292
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	419	396
Other noncurrent assets(a)	466	452
Total assets	$8,159	$8,723

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$587	$765
Accounts payable to affiliates	25	143
Accrued liabilities(a)	714	417
Notes payable to affiliates	—	100
Current portion of debt(a)	650	212
Current operating lease liabilities(a)	44	42
Current liabilities held for sale	—	512
Total current liabilities	2,020	2,191
Long-term debt(a)	1,527	2,177
Notes payable to affiliates	—	280
Deferred income taxes	41	29
Noncurrent operating lease liabilities(a)	402	384
Other noncurrent liabilities(a)	800	890
Total liabilities	4,790	5,951
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,688	3,675
Retained earnings	881	312
Accumulated other comprehensive loss	(1,343)	(1,352)
Total Huntsman International LLC members’ equity	3,226	2,635
Noncontrolling interests in subsidiaries	143	137
Total equity	3,369	2,772
Total liabilities and equity	$8,159	$8,723
(a)	At June 30, 2020 and December 31, 2019, respectively, $1 and nil of cash and cash equivalents, $6 and $13 of accounts and notes receivable (net), $32 and $35 of inventories, $173 and $180 of property, plant and equipment (net), $22 and $20 of other noncurrent assets, $79 and $100 of accounts payable, $13 and $10 of accrued liabilities, $47 and $36 of current portion of debt, $4 each of current operating lease liabilities, $6 and $29 of long-term debt, $13 and $11 of noncurrent operating lease liabilities and $83 and $87 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Trade sales, services and fees, net	$1,226	$1,751	$2,775	$3,391
Related party sales	21	33	65	62
Total revenues	1,247	1,784	2,840	3,453
Cost of goods sold	1,085	1,411	2,381	2,721
Gross profit	162	373	459	732
Operating expenses:
Selling, general and administrative	185	184	382	389
Research and development	32	38	68	74
Restructuring, impairment and plant closing costs	19	—	22	1
Other operating income, net	(6)	(2)	(1)	(2)
Total operating expenses	230	220	471	462
Operating (loss) income	(68)	153	(12)	270
Interest expense, net	(21)	(33)	(41)	(68)
Equity in income of investment in unconsolidated affiliates	2	12	4	22
Fair value adjustments to Venator investment	4	(18)	(106)	58
Loss on early extinguishment of debt	—	—	—	(23)
Other income, net	6	3	15	7
(Loss) income from continuing operations before income taxes	(77)	117	(140)	266
Income tax benefit (expense)	13	(37)	6	(81)
(Loss) income from continuing operations	(64)	80	(134)	185
Income from discontinued operations, net of tax	5	35	782	58
Net (loss) income	(59)	115	648	243
Net income attributable to noncontrolling interests	(3)	(8)	(6)	(20)
Net (loss) income attributable to Huntsman International LLC	$(62)	$107	$642	$223

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(59)	$115	$648	$243
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustment	16	(21)	(57)	20
Pension and other postretirement benefits adjustments	13	13	66	26
Other comprehensive income (loss), net of tax	29	(8)	9	46
Comprehensive (loss) income	(30)	107	657	289
Comprehensive income attributable to noncontrolling interests	(3)	(6)	(6)	(20)
Comprehensive (loss) income attributable to Huntsman International LLC	$(33)	$101	$651	$269

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2020	2,728	$3,675	$312	$(1,352)	$137	$2,772
Net income	—	—	704	—	3	707
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive loss	—	—	—	(20)	—	(20)
Contribution from parent	—	6	—	—	—	6
Balance, March 31, 2020	2,728	$3,681	$979	$(1,372)	$140	$3,428
Net (loss) income	—	—	(62)	—	3	(59)
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive income	—	—	—	29	—	29
Contribution from parent	—	7	—	—	—	7
Balance, June 30, 2020	2,728	$3,688	$881	$(1,343)	$143	$3,369

	Huntsman International LLC Members
	Members'		(Accumulated	Accumulated other	Noncontrolling
	equity		deficit)	comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2019	2,728	$3,658	$(91)	$(1,308)	$229	$2,488
Net income	—	—	116	—	12	128
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive income	—	—	—	52	2	54
Contribution from parent	—	7	—	—	—	7
Balance, March 31, 2019	2,728	$3,665	$(12)	$(1,256)	$243	$2,640
Net income	—	—	107	—	8	115
Dividends paid to parent	—	—	(38)	—	—	(38)
Other comprehensive loss	—	—	—	(6)	(2)	(8)
Contribution from parent	—	7	—	—	—	7
Dividends declared to noncontrolling interests	—	—	—	—	(40)	(40)
Balance, June 30, 2019	2,728	$3,672	$57	$(1,262)	$209	$2,676

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2020	2019
Operating Activities:
Net income	$648	$243
Less: Income from discontinued operations, net of tax	(782)	(58)
(Loss) income from continuing operations	(134)	185
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Cash received from return on investment in unconsolidated subsidiary	4	10
Equity in income of investment in unconsolidated affiliates	(4)	(22)
Unrealized losses (gains) on fair value adjustments to Venator investment	106	(57)
Depreciation and amortization	136	136
Noncash lease expense	30	27
Loss on early extinguishment of debt	—	23
Deferred income taxes	(25)	42
Noncash compensation	13	14
Taxes paid on sale of Chemical Intermediates Businesses	(10)	—
Other, net	5	15
Changes in operating assets and liabilities:
Accounts and notes receivable	179	(47)
Inventories	79	24
Prepaid expenses	16	1
Other current assets	12	29
Other noncurrent assets	(19)	(64)
Accounts payable	(198)	(20)
Accrued liabilities	(64)	(77)
Other noncurrent liabilities	(82)	(50)
Net cash provided by operating activities from continuing operations	44	169
Net cash (used in) provided by operating activities from discontinued operations	(40)	96
Net cash provided by operating activities	4	265

Investing Activities:
Capital expenditures	(116)	(118)
Cash received from sale of business	1,915	—
Acquisition of businesses, net of cash acquired	(652)	—
Decrease (increase) in receivable from affiliate	278	(5)
Cash received from forward swap contract related to the sale of investment in Venator	—	16
Other, net	5	3
Net cash provided by (used in) investing activities from continuing operations	1,430	(104)
Net cash used in investing activities from discontinued operations	—	(18)
Net cash provided by (used in) investing activities	1,430	(122)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months
	ended
	June 30,
	2020	2019
Financing Activities:
Net (repayments) borrowings on revolving loan facilities	$(172)	$126
Repayments of long-term debt	(14)	(662)
Proceeds from issuance of long-term debt	—	742
Repayments of notes payable to affiliate	(380)	(115)
Repayments of notes payable	(32)	(14)
Dividends paid to noncontrolling interests	(23)	(10)
Debt issuance costs paid	—	(7)
Dividends paid to parent	(73)	(75)
Costs of early extinguishment of debt	—	(21)
Other	(1)	—
Net cash used in financing activities	(695)	(36)
Effect of exchange rate changes on cash	(11)	2
Increase in cash, cash equivalents and restricted cash	728	109
Cash, cash equivalents and restricted cash at beginning of period	525	340
Cash, cash equivalents and restricted cash at end of period	$1,253	$449

Supplemental cash flow information:
Cash paid for interest	$40	$53
Cash paid for income taxes	55	68

As of June 30, 2020 and 2019, the amount of capital expenditures in accounts payable was $59 million and $48 million, respectively. During the six months ended June 30, 2020 and 2019, Huntsman Corporation contributed $13 million and $14 million, respectively, related to stock-based compensation for continuing operations.

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

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive (loss) income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019 for our Company and Huntsman International.

Description of Businesses

We are a global manufacturer of differentiated organic chemical products. We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, digital inks, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes.

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

Huntsman Corporation and Huntsman International Financial Statements

Except where otherwise indicated, these notes relate to the condensed consolidated financial statements for both our Company and Huntsman International. The differences between our financial statements and Huntsman International’s financial statements relate primarily to the following:

●	purchase accounting recorded at our Company for the 2003 step-acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005;

●	the different capital structures; and

●	a note payable from Huntsman International to us, which was repaid in full during the first quarter of 2020.

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

Recent Developments

Acquisition of CVC Thermoset Specialties

On May 18, 2020, we completed our acquisition of CVC Thermoset Specialties (“CVC Thermoset Specialties Acquisition”), a North American specialty chemical manufacturer serving the industrial composites, adhesives and coatings markets. CVC Thermoset Specialties operates two manufacturing facilities located in Akron, Ohio and Maple Shade, New Jersey. We acquired the business for $306 million from Emerald Performance Materials LLC, which is majority owned by affiliates of American Securities LLC, subject to customary closing adjustments, in an all-cash transaction funded from available liquidity. The acquired business is being integrated into our Advanced Materials segment. See “Note 3. Business Combinations—Acquisition of CVC Thermoset Specialties.”

Restructuring Programs

In July 2020, management approved a preliminary restructuring plan to optimize our downstream footprint in our Polyurethanes segment. In connection with this program, we expect to record restructuring expenses of between approximately $23 million and $31 million through 2021.

COVID-19 Update

The recent outbreak of the coronavirus disease (COVID-19) has spread from China to many other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. We are a company operating in a “critical infrastructure” industry, as defined by the U.S. Department of Homeland Security. Consistent with federal and international guidelines and with state and local orders to date, we have largely continued to operate our manufacturing facilities across our footprint, with additional precautions in place to ensure the safety of our employees. As of June 30, 2020, there have not been any significant interruptions in our ability to provide our products and support to our customers. However, the COVID-19 pandemic has significantly impacted economic conditions throughout the United States and the world, including in the markets in which we operate. Demand for our products has declined at a rapid pace, which has had a meaningful adverse impact on our revenues and financial results in the second quarter 2020. Although demand improved through the quarter in most of our core markets, it remains significantly below the prior year.

There continues to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local, regional and worldwide economic, social, and political disruption. Given such uncertainties, it is difficult to estimate the magnitude COVID-19 may impact our future business, but we expect any adverse impact to continue for some time. The following is a summary of our recent and anticipated actions in response to COVID-19.

Balance Sheet and Liquidity

We believe our existing cash balances and amounts available under our credit facility will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. On June 30, 2020, we had $1.3 billion in cash and cash equivalents, in addition to $1.2 billion availability under our 2018 Revolving Credit

Facility. In April 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

Capital Expenditures

We have significantly reduced planned discretionary capital expenditures for the current year. Among other reductions, we have deferred a portion of capital spending on a new MDI splitter in Geismar, Louisiana for six months leaving roughly $40 million of capital spend in 2020 with the remaining spend of approximately $120 million in 2021 and 2022. During 2020, we expect to spend between approximately $225 million and $235 million on capital expenditures for continuing operations.

Expense Management

In response to the reduction in revenue, we have implemented, and expect to continue to implement, cost saving initiatives, including:

●	suspended merit and general wage increases that customarily occur at the end of the first quarter;
●	implemented a temporary hiring freeze for all non-business critical positions;
●	accelerated integration efforts related to the integration of Icynene-Lapolla and CVC Thermoset Specialties in order to more expeditiously capture related synergies;
●	implemented a restructuring program in our Polyurethanes segment, primarily related to workforce reductions, to reorganize our spray polyurethane foam business to better position this business for efficiencies and growth in coming years;
●	approved an additional preliminary restructuring program in our Polyurethanes segment to optimize our downstream footprint;
●	implemented a restructuring program in our Performance Products segment, primarily related to workforce reductions, in response to the sale of our Chemical Intermediates Businesses to Indorama;
●	implemented restructuring programs in our Advanced Materials segment, primarily related to workforce reductions in connection with the CVC Thermoset Specialties Acquisition; and
●	implemented restructuring programs in our Textile Effects segment to rationalize and realign structurally across various functions and certain locations within the segment.

For more information regarding our 2020 restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs.”

Health and Safety

In the second quarter 2020, we closed a number of our corporate offices around the world and required certain of our employees (including those located at our corporate headquarters in The Woodlands, Texas) to work remotely on a temporary basis. While we have re-opened some of our offices, many of our employees continue to work remotely.

Asset Carrying Value

As of June 30, 2020, we did not have any impairment with respect to our goodwill or long-lived assets. Because the full extent of the impact of the COVID-19 pandemic and efforts to slow its spread are unknown at this time, we will continue to monitor and timely identify any triggering events that may require additional impairment testing.

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

Accounting Pronouncements Pending Adoption in Future Periods

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU modify certain disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We do not expect the adoption of the amendments in this ASU to have a significant impact on our condensed consolidated financial statements.

3. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of CVC Thermoset Specialties

As discussed in “Note 1. General—Recent Developments—Acquisition of CVC Thermoset Specialties,” we completed the CVC Thermoset Specialties Acquisition on May 18, 2020. Transaction costs charged to expense related to this acquisition were approximately $5 million as of both the three and six months ended June 30, 2020 and were recorded in other operating expenses, net in our condensed consolidated statements of operations.

We have accounted for the CVC Thermoset Specialties Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the CVC Thermoset Specialties Acquisition	$306

Accounts receivable	$12
Inventories	39
Property, plant and equipment, net	88
Intangible assets	60
Goodwill	119
Accounts payable	(7)
Deferred income taxes	(5)
Total fair value of net assets acquired	$306

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets, leases and deferred taxes. Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, trade secrets and customer relationships. The applicable amortization periods are still being assessed. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost over the estimated preliminary fair value to goodwill. The estimated goodwill recognized is attributable primarily to projected future profitable growth in our Advanced Materials specialty portfolio and synergies. We expect that none of the estimated goodwill arising from the acquisition will be deductible for income tax purposes. It is possible that material changes to this preliminary allocation of acquisition cost could occur.

The acquired business had revenues and net loss of $7 million and $1 million, respectively, for the period from the date of acquisition to June 30, 2020.

If this acquisition were to have occurred on January 1, 2019, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$1,255	$1,812	$2,872	$3,514
Net (loss) income	(60)	125	650	267
Net (loss) income attributable to Huntsman Corporation	(63)	117	644	247

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$1,255	$1,812	$2,872	$3,514
Net (loss) income	(60)	122	649	261
Net (loss) income attributable to Huntsman International	(63)	114	643	241

Acquisition of Icynene-Lapolla

On February 20, 2020, we completed our acquisition of Icynene-Lapolla, a leading North American manufacturer and distributor of spray polyurethane foam insulation systems for residential and commercial applications (“Icynene-Lapolla Acquisition”). We acquired the business from an affiliate of FFL Partners, LLC, for $353 million, subject to customary closing adjustments, in an all-cash transaction funded from available liquidity. The acquired business is being integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were approximately $4 million and $14 million for the three and six months ended June 30, 2020, respectively, and were recorded in other operating expenses, net in our condensed consolidated statements of operations.

We have accounted for the Icynene-Lapolla Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the Icynene-Lapolla Acquisition in Q1 2020	$353

Cash	$7
Accounts receivable	37
Inventories	36
Prepaid expenses and other current assets	1
Property, plant and equipment, net	7
Intangible assets	165
Goodwill	134
Other noncurrent assets	3
Accounts payable	(13)
Accrued liabilities	(10)
Deferred income taxes	(14)
Total fair value of net assets acquired	$353

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of property, plant and equipment, intangible assets, leases and deferred taxes. Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, trade secrets and customer relationships. The applicable amortization periods are still being assessed. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost over the estimated preliminary fair value to goodwill. The estimated goodwill recognized is attributable primarily to projected future profitable growth, penetration into downstream markets and synergies. We expect that none of the estimated goodwill arising from the acquisition will be deductible for income tax purposes. It is possible that material changes to this preliminary allocation of acquisition cost could occur.

The acquired business had revenues and net loss of $78 million and $5 million, respectively, for the period from the date of acquisition to June 30, 2020.

If this acquisition were to have occurred on January 1, 2019, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2019	2020	2019
Revenues	$1,841	$2,870	$3,566
Net income	116	645	245
Net income attributable to Huntsman Corporation	108	639	225

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2019	2020	2019
Revenues	$1,841	$2,870	$3,566
Net income	113	644	239
Net income attributable to Huntsman International	105	638	219

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama Ventures Holdings L.P. (“Indorama”) in a transaction valued at approximately $2 billion, comprising a cash purchase price of approximately $1.92 billion and the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities.

In connection with this sale, we recognized a net after-tax gain of $748 million in the first six months of 2020. During the first quarter of 2020, we received proceeds from the sale of $1.915 billion and received an additional $8 million in July 2020 related to this sale. With respect to the gain on this sale, during the first six months of 2020, we paid $10 million of income taxes, and we expect to pay additional income taxes of approximately $365 million during the second half of 2020. Certain amounts for prior periods have similarly been retrospectively reflected for all periods presented. In connection with this sale, we entered into long-term supply agreements with Indorama for certain raw materials at market prices supplied by the Chemical Intermediates Businesses

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in our condensed consolidated balance sheets (dollars in millions):

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

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income of discontinued operations as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Major line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$1	$432	$7	$835
Cost of goods sold	2	372	11	736
(Loss) gain on sale of the Chemical Intermediates Businesses	(12)	—	978	—
Insurance proceeds	20	—	48	—
Other expense items, net	1	11	1	22
Income from discontinued operations before income taxes	6	49	1,021	77
Income tax expense	(1)	(14)	(239)	(19)
Net income attributable to discontinued operations	$5	$35	$782	$58
(1)	Discontinued operations include our Chemical Intermediates Businesses, our Australian styrenics operations and our North American polymers and base chemicals operations for all periods presented.

(2)	Includes eliminations of trade sales, services and fees, net and cost of sales between continuing operations and discontinued operations.

Separation and Deconsolidation of Venator

In August 2017, we separated our Titanium Dioxide and Performance Additives business (the “P&A Business”) and conducted an initial public offering of ordinary shares of Venator Materials PLC (“Venator”), formerly a wholly-owned subsidiary of Huntsman. Following a series of public offerings and sales of Venator ordinary shares, beginning in December 2018, our ownership in Venator decreased to approximately 49%, and we began accounting for our remaining interest in Venator as an equity method investment using the fair value option. For the three months ended June 30, 2020 and 2019, we recorded gains (losses) of $4 million and $(18) million, respectively, and for the six months ended June 30, 2020 and 2019, we recorded (losses) gains of $(106) million and $58 million, respectively, to record our investment in Venator at fair value. These gains and losses were recorded in “Fair value adjustments to Venator investment” on our condensed consolidated statements of operations.

Summarized financial information of Venator for the three and six months ended June 30, 2020 and 2019 is as follows (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$456	$578	$988	$1,140
Gross profit	45	67	106	143
(Loss) income from continuing operations	(16)	22	(9)	20
Net (loss) income	(16)	22	(9)	20
Net (loss) income attributable to Venator	(19)	21	(12)	18

5. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2020	2019
Raw materials and supplies	$186	$175
Work in progress	46	49
Finished goods	678	718
Total	910	942
LIFO reserves	(25)	(28)
Net inventories	$885	$914

As of June 30, 2020 and December 31, 2019, approximately 7% and 9%, respectively, of inventories were recorded using the LIFO cost method, respectively.

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

During the six months ended 2020, there were no changes in our variable interest entities.

Sasol-Huntsman was our 50%-owned joint venture with Sasol that owned and operated a maleic anhydride facility in Moers, Germany. On September 30, 2019, we acquired the 50% noncontrolling interest that we did not own in Sasol-Huntsman. As such, as of September 30, 2019, Sasol-Huntsman was no longer accounted for as a variable interest entity.

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest June 30, 2020, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of June 30, 2020 and our consolidated balance sheet as of December 31, 2019 (dollars in millions):

	June 30,	December 31,
	2020	2019
Current assets	$41	$50
Property, plant and equipment, net	173	180
Operating lease right-of-use assets	17	16
Other noncurrent assets	138	132
Deferred income taxes	30	30
Total assets	$399	$408
Current liabilities	$143	$151
Long-term debt	6	29
Noncurrent operating lease liabilities	13	11
Other noncurrent liabilities	83	87
Total liabilities	$245	$278

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2020 and 2019 are as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020(1)	2019	2020(1)	2019
Revenues	$—	$31	$—	$67
Income from continuing operations before income taxes	—	4	1	13
Net cash provided by operating activities	8	29	14	60
(1)	As of September 30, 2019, Sasol-Huntsman was no longer accounted for as a variable interest entity. Therefore, this financial data excludes information for Sasol-Huntsman.

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

2020 Restructuring Activities

During the second quarter of 2020, our Polyurethanes segment implemented a restructuring program to reorganize its spray polyurethane foam business to better position this business for efficiencies and growth in coming years. In connection with this restructuring program, we recorded restructuring expense of approximately $2 million in the second quarter of 2020 related primarily to workforce reductions.

During the second quarter of 2020, our Performance Products segment implemented a restructuring program, primarily related to workforce reductions, in response to the sale of our Chemical Intermediates Businesses to Indorama. In connection with this restructuring program, we recorded restructuring expense of approximately $4 million in the second quarter of 2020.

During the second quarter of 2020, our Advanced Materials segment implemented restructuring programs, primarily related to workforce reductions in connection with the CVC Thermoset Specialties Acquisition. In connection with these restructuring programs, we recorded restructuring expense of approximately $4 million in the second quarter of 2020.

During the first six months of 2020, our Textile Effects segment implemented restructuring programs to rationalize and realign structurally across various functions and certain locations within the segment. In connection with these restructuring programs, we recorded restructuring expense of approximately $10 million in the first six months of 2020 related primarily to workforce reductions.

8. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	June 30,	December 31,
	2020	2019
Senior Credit Facilities:
Revolving facility	$—	$40
Amounts outstanding under A/R programs	34	167
Term loan	103	103
Senior notes	1,969	1,963
Variable interest entities	53	65
Other	18	51
Total debt	$2,177	$2,389
Total current portion of debt	$650	$212
Long-term portion of debt	1,527	2,177
Total debt	$2,177	$2,389

Huntsman International

	June 30,	December 31,
	2020	2019
Senior Credit Facilities:
Revolving facility	$—	$40
Amounts outstanding under A/R programs	34	167
Term loan	103	103
Senior notes	1,969	1,963
Variable interest entities	53	65
Other	18	51
Total debt, excluding debt to affiliates	$2,177	$2,389
Total current portion of debt	$650	$212
Long-term portion of debt	1,527	2,177
Total debt, excluding debt to affiliates	2,177	2,389
Notes payable to affiliates-current	—	100
Notes payable to affiliates-noncurrent	—	280
Total debt	$2,177	$2,769

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. For June 30, 2020 and December 31, 2019, the amount of debt issuance costs directly reducing the debt liability was $10 million and $11 million, respectively. We record the amortization of debt issuance costs as interest expense.

Revolving Credit Facility

As of June 30, 2020, our $1.2 billion senior unsecured revolving credit facility (“2018 Revolving Credit Facility”) was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
2018 Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 1.50%	2023
(1)	On June 30, 2020, we had an additional $6 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2018 Revolving Credit Facility.

(2)	Interest rates on borrowings under the 2018 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of June 30, 2020 was 1.50% above LIBOR.

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

Information regarding our A/R Programs as of June 30, 2020 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2022	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	April 2022	€100	€30		Applicable rate plus 1.30%
		(or approximately $112)	(or approximately $34)
(1)	The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)	The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. The applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(3)	As of June 30, 2020, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of June 30, 2020 and December 31, 2019, $190 million and $221 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

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

Note Payable from Huntsman International to Huntsman Corporation

During the first quarter of 2020, our loan of $380 million to our subsidiary Huntsman International was repaid to us in full.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2020, we had approximately $165 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2020, we have designated approximately €445 million (approximately $499 million) of euro-denominated debt as a hedge of our net investment. For the six months ended June 30, 2020 and June 30, 2019, the amount recognized on the hedge of our net investment was a gain of $2 million and $3 million, respectively, and was recorded in other comprehensive income in our condensed consolidated statements of comprehensive income.

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$22	$22	$28	$28
Long-term debt (including current portion)	(2,177)	(2,288)	(2,389)	(2,544)

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2020, and current estimates of fair value may differ significantly from the amounts presented herein.

During the six months ended June 30, 2020, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

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

The following tables disaggregate our revenue from continuing operations by major source for the three months ended June 30, 2020 and 2019 (dollars in millions):

2020	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$295	$100	$52	$7	$(4)	$450
Europe	183	53	72	19	—	327
Asia Pacific	210	61	51	62	—	384
Rest of world	42	14	17	14	(1)	86
	$730	$228	$192	$102	$(5)	$1,247

Major Product Groupings
MDI urethanes	$730					$730
Differentiated		$228				228
Specialty			$172			172
Non-specialty			20			20
Textile chemicals, dyes and digital inks				$102		102
Eliminations					$(5)	(5)
	$730	$228	$192	$102	$(5)	$1,247

2019	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$396	$137	$77	$16	$(6)	$620
Europe	260	82	108	36	(8)	478
Asia Pacific	279	63	71	127	(1)	539
Rest of world	79	17	19	36	(4)	147
	$1,014	$299	$275	$215	$(19)	$1,784

Major Product Groupings
MDI urethanes	$1,014					$1,014
Differentiated		$299				299
Specialty			$231			231
Non-specialty			44			44
Textile chemicals, dyes and digital inks				$215		215
Eliminations					$(19)	(19)
	$1,014	$299	$275	$215	$(19)	$1,784

The following tables disaggregate our revenue from continuing operations by major source for the six months ended June 30, 2020 and 2019 (dollars in millions):

2020	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$665	$229	$115	$24	$(11)	$1,022
Europe	428	127	173	51	(1)	778
Asia Pacific	409	131	107	165	—	812
Rest of world	116	33	38	42	(1)	228
	$1,618	$520	$433	$282	$(13)	$2,840

Major Product Groupings
MDI urethanes	$1,618					$1,618
Differentiated		$520				520
Specialty			$383			383
Non-specialty			50			50
Textile chemicals, dyes and digital inks				$282		282
Eliminations					$(13)	(13)
	$1,618	$520	$433	$282	$(13)	$2,840

2019	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$732	$272	$150	$33	$(25)	$1,162
Europe	530	175	229	70	(6)	998
Asia Pacific	516	119	132	232	(1)	998
Rest of world	160	33	36	69	(3)	295
	$1,938	$599	$547	$404	$(35)	$3,453

Major Product Groupings
MDI urethanes	$1,938					$1,938
Differentiated		$599				599
Specialty			$461			461
Non-specialty			86			86
Textile chemicals, dyes and digital inks				$404		404
Eliminations					$(35)	(35)
	$1,938	$599	$547	$404	$(35)	$3,453
(1)	Geographic information for revenues is based upon countries into which product is sold.

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

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$12	$12	$1	$1
Interest cost	16	20	—	—
Expected return on assets	(42)	(39)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	19	17	—	—
Net periodic benefit cost	$4	$9	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$26	$25	$1	$1
Interest cost	31	40	1	1
Expected return on assets	(85)	(78)	—	—
Amortization of prior service benefit	(3)	(3)	(2)	(2)
Amortization of actuarial loss	39	34	—	—
Net periodic benefit cost	$8	$18	$—	$—

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$12	$12	$1	$1
Interest cost	16	20	—	—
Expected return on assets	(42)	(39)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	20	19	—	—
Net periodic benefit cost	$5	$11	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$26	$25	$1	$1
Interest cost	31	40	1	1
Expected return on assets	(85)	(78)	—	—
Amortization of prior service benefit	(3)	(3)	(2)	(2)
Amortization of actuarial loss	41	36	—	—
Net periodic benefit cost	$10	$20	$—	$—

During the six months ended June 30, 2020 and 2019, we made contributions to our pension and other postretirement benefit plans of $46 million and $38 million, respectively. During the remainder of 2020, we expect to contribute an additional amount of approximately $41 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

Dividends on Common Stock

During the quarters ended June 30, 2020 and June 30, 2019, we paid $36 million and $38 million, respectively, or $0.1625 per share each, to common stockholders. During the quarters ended March 31, 2020 and March 31, 2019, we paid dividends of $37 million and $39 million, respectively, or $0.1625 per share each, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2020	$(369)	$(1,031)	$8	$4	$(1,388)	$26	$(1,362)
Other comprehensive (loss) income before reclassifications, gross	(52)	8	—	—	(44)	—	(44)
Tax expense	(4)	(2)	—	—	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	75	—	—	75	—	75
Tax expense	—	(17)	—	—	(17)	—	(17)
Net current-period other comprehensive (loss) income	(56)	64	—	—	8	—	8
Ending balance, June 30, 2020	$(425)	$(967)	$8	$4	$(1,380)	$26	$(1,354)
(a)	Amounts are net of tax of $72 and $68 as of June 30, 2020 and January 1, 2020, respectively.

(b)	Amounts are net of tax of $129 and $148 as of June 30, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2019	$(371)	$(994)	$8	$5	$(1,352)	$36	$(1,316)
Other comprehensive income before reclassifications, gross	19	—	—	—	19	—	19
Tax benefit	1	—	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	31	—	—	31	—	31
Tax expense	—	(6)	—	—	(6)	—	(6)
Net current-period other comprehensive income	20	25	—	—	45	—	45
Ending balance, June 30, 2019	$(351)	$(969)	$8	$5	$(1,307)	$36	$(1,271)
(a)	Amounts are net of tax of $70 and $71 as of June 30, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $129 and $135 as of June 30, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

	Three months ended June 30,
	2020	2019
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
	other	other	where net income
Details about Accumulated Other	comprehensive loss	comprehensive loss	is presented
Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(3)	(b)
Actuarial loss	19	19	(b)(d)
	17	16	Total before tax
	(3)	(3)	Income tax expense
Total reclassifications for the period	$14	$13	Net of tax

	Six months ended June 30,
	2020	2019
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(5)	$(6)	(b)
Settlement loss	41	—	(c)
Actuarial loss	39	37	(b)(d)
	75	31	Total before tax
	(17)	(6)	Income tax expense
Total reclassifications for the period	$58	$25	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 of pension and other post-employment benefit settlement losses during the six months ended June 30, 2020.

(d)	Amounts contain approximately $2 and nil of actuarial losses related to discontinued operations for the three months ended June 30, 2020 and 2019, respectively, and $3 and $1 of actuarial losses related to discontinued operations for the six months ended June 30, 2020 and 2019.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2020	$(374)	$(1,012)	$8	$—	$(1,378)	$26	$(1,352)
Other comprehensive (loss) income before reclassifications, gross	(53)	8	—	—	(45)	—	(45)
Tax expense	(4)	(2)	—	—	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	77	—	—	77	—	77
Tax expense	—	(17)	—	—	(17)	—	(17)
Net current-period other comprehensive (loss) income	(57)	66	—	—	9	—	9
Ending balance, June 30, 2020	$(431)	$(946)	$8	$—	$(1,369)	$26	$(1,343)
(a)	Amounts are net of tax of $59 and $55 as of June 30, 2020 and January 1, 2020 respectively.

(b)	Amounts are net of tax of $155 and $174 as of June, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2019	$(376)	$(977)	$8	$1	$(1,344)	$36	$(1,308)
Other comprehensive income before reclassifications, gross	19	—	—	—	19	—	19
Tax benefit	1	—	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	33	—	—	33	—	33
Tax expense	—	(7)	—	—	(7)	—	(7)
Net current-period other comprehensive income	20	26	—	—	46	—	46
Ending balance, June 30, 2019	$(356)	$(951)	$8	$1	$(1,298)	$36	$(1,262)
(a)	Amounts are net of tax of $56 and $57 as of June 30, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $154 and $161 as of June 30, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

	Three months ended June 30,
	2020	2019
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
	other	other	where net income
Details about Accumulated Other	comprehensive loss	comprehensive loss	is presented
Comprehensive Loss Components(a):
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(3)	(b)
Actuarial loss	20	20	(b)(d)
	18	17	Total before tax
	(3)	(4)	Income tax expense
Total reclassifications for the period	$15	$13	Net of tax

	Six months ended June 30,
	2020	2019
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(5)	$(6)	(b)
Settlement loss	41	—	(c)
Actuarial loss	41	39	(b)(d)
	77	33	Total before tax
	(17)	(7)	Income tax expense
Total reclassifications for the period	$60	$26	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 of pension and other post-employment benefit settlement losses during the six months ended June 30, 2020.

(d)	Amounts contain approximately $2 and nil of actuarial losses related to discontinued operations for the three months ended June 30, 2020 and 2019, respectively, and $3 and $1 of actuarial losses related to discontinued operations for the six months ended June 30, 2020 and 2019.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

We are a party to various proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. Except as otherwise disclosed in this report, we do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2020 and 2019, our capital expenditures for EHS matters totaled $12 million and $15 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $4 million for environmental liabilities for both June 30, 2020 and December 31, 2019. Of these amounts, $1 million was classified as accrued liabilities in our condensed consolidated balance sheets as of both June 30, 2020 and December 31, 2019, and $3 million was classified as other noncurrent liabilities in our condensed consolidated balance sheets as of both June 30, 2020 and December 31, 2019. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

Under the Resource Conservation and Recovery Act ("RCRA") in the U.S. and similar state laws, we may be required to remediate contamination originating from our properties as a condition to our hazardous waste permit. Some of our manufacturing sites have an extended history of industrial chemical manufacturing and use, including on-site waste disposal. We are aware of soil, groundwater or surface contamination from past operations at some of our sites, and we may find contamination at other sites in the future. For example, our Geismar, Louisiana facility is the subject of ongoing remediation requirements imposed under RCRA. Similar laws exist in a number of locations in which we currently operate, or previously operated, manufacturing facilities, such as Australia, India, France, Hungary and Italy.

North Maybe Canyon Mine Remediation

The North Maybe Canyon Mine site is a CERCLA site and involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by several companies, including a predecessor company to us. In 2004, the U.S. Forest Service notified us that we are a CERCLA potentially responsible party (“PRP”) for contamination originating from the site. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial Investigation/Feasibility Study of a portion of the site and are currently engaged in that process. During the first six months of 2020, there have been no significant developments, and, at this time, we are unable to reasonably estimate our potential liabilities at this site.

17. STOCK-BASED COMPENSATION PLANS

As of June 30, 2020, we had approximately 7 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Huntsman Corporation compensation cost	$7	$7	$14	$15
Huntsman International compensation cost	7	7	13	14

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $1 million and $2 million for the six months ended June 30, 2020 and 2019, respectively.

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

During each of the three months ended June 30, 2020 and 2019, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of June 30, 2020 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2020	5,025	$19.08
Granted	750	21.54
Exercised	(255)	11.29
Forfeited	(25)	24.38
Outstanding at June 30, 2020	5,495	19.75	6.2	$10
Exercisable at June 30, 2020	4,043	18.54	5.1	10

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2020 was $8.27 per option. As of June 30, 2020, there was $10 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

The total intrinsic value of stock options exercised during each of the six months ended June 30, 2020 and 2019 was approximately $2 million. Cash received from stock options exercised during each of the six months ended June 30, 2020 and 2019 was approximately $1 million. The cash tax benefit from stock options exercised during each of the six months ended June 30, 2020 and 2019 was approximately $1 million and nil, respectively.

Nonvested Shares

Nonvested shares granted under the stock-based compensation plans consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2020 and 2019, the weighted-average expected volatility rate was 34.0% and 34.6%, respectively, and the weighted average risk-free interest rate was 1.4% and 2.5%, respectively. For the performance share unit awards granted in the six months ended June 30, 2020 and 2019, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of June 30, 2020 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2020	1,640		$24.61	427	$24.80
Granted	833		21.93	238	21.53
Vested	(569)	(1)(2)	25.17	(218)	24.64
Forfeited	(4)		25.49	(10)	23.82
Nonvested at June 30, 2020	1,900		23.27	437	23.12
(1)	As of June 30, 2020, a total of 426,856 restricted stock units were vested but not yet issued, of which 37,761 vested during the six months ended June 30, 2020. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 174,200 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2019. During the six months ended June 30, 2020, an additional 165,489 performance share unit awards with a grant date fair value of $26.99 vested above the target in accordance the performance criteria of these awards.

As of June 30, 2020, there was $31 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during each of the six months ended June 30, 2020 and 2019 was $24 million.

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

During the six months ended June 30, 2020 and 2019, there was no tax benefit or expense recognized in connection with the loss of $106 million and gain of $58 million, respectively, on fair value adjustments to our Venator investment, recorded as part of non-operating income from continuing operations. As of December 31, 2019, we have recognized the portion of our Venator investment tax basis in excess of book that we ultimately expect to be able to utilize; therefore, no incremental tax benefit has been recognized on the year-to-date fair value loss. As a significant, unusual, non-operating item, this amount was treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Effective January 1, 2019, Switzerland reduced certain cantonal income tax rates resulting in a decrease in our net deferred tax assets and a corresponding noncash income tax expense of $32 million for the six months ended June 30, 2019.

Huntsman Corporation

We recorded income tax benefit (expense) from continuing operations of $6 million and $(83) million for the six months ended June 30, 2020 and 2019, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. The decrease in pretax income, as well as the one-time reduction in our Switzerland net deferred tax assets related to the 2019 tax rate change, resulted in income tax benefit during the first six months of 2020 as compared to income tax expense during the same period of 2019.

Huntsman International

Huntsman International recorded income tax benefit (expense) from continuing operations of $6 million and $(81) million for the six months ended June 30, 2020 and 2019, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. The decrease in pretax income, as well as the one-time reduction in our Switzerland net deferred tax assets related to the 2019 tax rate change, resulted in income tax benefit during the first six months of 2020 as compared to income tax expense during the same period of 2019.

19. EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing net income available to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Basic and diluted earnings per share is determined using the following information (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(67)	$75	$(139)	$171
Net (loss) income attributable to Huntsman Corporation	(62)	110	643	$229
Denominator:
Weighted average shares outstanding	219.7	230.6	221.4	231.9
Dilutive shares:
Stock-based awards	—	1.5	—	1.7
Total weighted average shares outstanding, including dilutive shares	219.7	232.1	221.4	233.6

Additional stock-based awards of 6.6 million and 3.8 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2020 and 2019, respectively, and 6.3 million and 3.5 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2020 and 2019, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019 because the effect would be anti-dilutive.

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

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, polyols, TPU and other polyurethane-related products
Performance Products	Specialty amines, ethyleneamines, maleic anhydride and technology licenses
Advanced Materials	Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting, curing and toughening agents; epoxy, acrylic and polyurethane-based formulations
Textile Effects	Textile chemicals, dyes and digital inks

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

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Polyurethanes	$730	$1,014	$1,618	$1,938
Performance Products	228	299	520	599
Advanced Materials	192	275	433	547
Textile Effects	102	215	282	404
Corporate and eliminations	(5)	(19)	(13)	(35)
Total	$1,247	$1,784	$2,840	$3,453

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$31	$156	$115	$280
Performance Products	29	42	87	87
Advanced Materials	30	55	78	108
Textile Effects	(4)	28	16	50
Corporate and other(2)	(32)	(36)	(77)	(76)
Total	54	245	219	449
Reconciliation of adjusted EBITDA to net (loss) income:
Interest expense, net—continuing operations	(21)	(29)	(39)	(59)
Income tax benefit (expense)—continuing operations	13	(38)	6	(83)
Income tax expense—discontinued operations	(1)	(14)	(239)	(19)
Depreciation and amortization—continuing operations	(69)	(69)	(136)	(136)
Depreciation and amortization—discontinued operations	—	(23)	—	(46)
Net income attributable to noncontrolling interests	3	8	6	20
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(8)	—	(21)	(1)
EBITDA from discontinued operations(3)	6	72	1,021	123
Fair value adjustments to Venator investment	4	(18)	(106)	58
Loss on early extinguishment of debt	—	—	—	(23)
Certain legal settlements and related expenses	(4)	—	(6)	—
(Loss) gain on sale of businesses/assets	(1)		1	—
Income from transition services arrangements	5	—	5	—
Certain nonrecurring information technology project implementation costs	(1)	—	(2)	—
Amortization of pension and postretirement actuarial losses	(19)	(16)	(37)	(33)
Plant incident remediation costs	(1)	—	(1)	—
Restructuring, impairment and plant closing and transition costs	(19)	—	(22)	(1)
Net (loss) income	$(59)	$118	$649	$249

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2020	2019	2020	2019
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$31	$156	$115	$280
Performance Products	29	42	87	87
Advanced Materials	30	55	78	108
Textile Effects	(4)	28	16	50
Corporate and other(2)	(30)	(35)	(74)	(73)
Total	56	246	222	452
Reconciliation of adjusted EBITDA to net (loss) income:
Interest expense, net—continuing operations	(21)	(33)	(41)	(68)
Income tax benefit (expense)—continuing operations	13	(37)	6	(81)
Income tax expense—discontinued operations	(1)	(14)	(239)	(19)
Depreciation and amortization—continuing operations	(69)	(69)	(136)	(136)
Depreciation and amortization—discontinued operations	—	(23)	—	(46)
Net income attributable to noncontrolling interests	3	8	6	20
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(8)	—	(21)	(1)
EBITDA from discontinued operations(3)	6	72	1,021	123
Fair value adjustments to Venator investment	4	(18)	(106)	58
Loss on early extinguishment of debt	—	—	—	(23)
Certain legal settlements and related expenses	(4)	—	(6)	—
(Loss) gain on sale of businesses/assets	(1)	—	1	—
Income from transition services arrangements	5	—	5	—
Certain nonrecurring information technology project implementation costs	(1)	—	(2)	—
Amortization of pension and postretirement actuarial losses	(21)	(17)	(39)	(35)
Plant incident remediation costs	(1)	—	(1)	—
Restructuring, impairment and plant closing and transition costs	(19)	—	(22)	(1)
Net (loss) income	$(59)	$115	$648	$243
(1)	We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net (loss) income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) (loss) gain on sale of businesses/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; and (k) restructuring, impairment, plant closing and transition costs.

(2)	Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(3)	Includes the gain on the sale of our Chemical Intermediates Businesses in 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, digital inks, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues from continuing operations for the six months ended June 30, 2020 and 2019 were $2,840 million and $3,453 million, respectively.

Recent Developments

Acquisition of CVC Thermoset Specialties

On May 18, 2020, we completed the CVC Thermoset Specialties Acquisition, for $306 million, subject to customary closing adjustments, in an all-cash transaction funded from available liquidity. The acquired business is being integrated into our Advanced Materials segment. See “Note 3. Business Combinations and Acquisitions—Acquisition of CVC Thermoset Specialties” to our condensed consolidated financial statements.

Restructuring Programs

In July 2020, management approved a preliminary restructuring plan to optimize our downstream footprint in our Polyurethanes segment. In connection with this program, we expect to record restructuring expenses of between approximately $23 million and $31 million through 2021.

COVID-19 Update

The recent outbreak of the coronavirus disease (COVID-19) has spread from China to many other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. We are a company operating in a “critical infrastructure” industry, as defined by the U.S. Department of Homeland Security. Consistent with federal and international guidelines and with state and local orders to date, we have largely continued to operate our manufacturing facilities across our footprint, with additional precautions in place to ensure the safety of our employees. As of June 30, 2020, there have not been any significant interruptions in our ability to provide our products and support to our customers. However, the COVID-19 pandemic has significantly impacted economic conditions throughout the United States and the world, including in the markets in which we operate. Demand for our products has declined at a rapid pace, which has had a meaningful adverse impact on our revenues and financial results in the second quarter 2020. Although demand improved through the quarter in most of our core markets, it remains significantly below the prior year.

There continues to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic, and the extent of local, regional and worldwide economic, social, and political disruption. Given such uncertainties, it is difficult to estimate the magnitude COVID-19 may impact our future business, but we expect any adverse impact to continue for some time. The following is a summary of our recent and anticipated actions in response to COVID-19.

Balance Sheet and Liquidity

We believe our existing cash balances and amounts available under our credit facility will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. On June 30, 2020, we had $1.3 billion in cash and cash equivalents, in addition to $1.2 billion availability under our 2018 Revolving Credit Facility. In April 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

Capital Expenditures

We have significantly reduced planned discretionary capital expenditures for the current year. Among other reductions, we have deferred a portion of capital spending on a new MDI splitter in Geismar, Louisiana for six months leaving roughly $40 million of capital spend in 2020 with the remaining spend of approximately $120 million in 2021 and 2022. During 2020, we expect to spend between approximately $225 million and $235 million on capital expenditures for continuing operations.

Expense Management

In response to the reduction in revenue, we have implemented, and expect to continue to implement, cost saving initiatives, including:

●	suspended merit and general wage increases that customarily occur at the end of the first quarter;
●	implemented a temporary hiring freeze for all non-business critical positions;
●	accelerated integration efforts related to the integration of Icynene-Lapolla and CVC Thermoset Specialties in order to more expeditiously capture related synergies;
●	implemented a restructuring program in our Polyurethanes segment, primarily related to workforce reductions, to reorganize our spray polyurethane foam business to better position this business for efficiencies and growth in coming years;
●	approved an additional preliminary restructuring program in our Polyurethanes segment to optimize our downstream footprint;
●	implemented a restructuring program in our Performance Products segment, primarily related to workforce reductions, in response to the sale of our Chemical Intermediates Businesses to Indorama;
●	implemented restructuring programs in our Advanced Materials segment, primarily related to workforce reductions in connection with the CVC Thermoset Specialties Acquisition; and
●	implemented restructuring programs in our Textile Effects segment to rationalize and realign structurally across various functions and certain locations within the segment.

For more information regarding our 2020 restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

Health and Safety

In the second quarter 2020, we closed a number of our corporate offices around the world and required certain of our employees (including those located at our corporate headquarters in The Woodlands, Texas) to work remotely on a temporary basis. While we have re-opened some of our offices, many of our employees continue to work remotely.

Asset Carrying Value

As of June 30, 2020, we did not have any impairment with respect to our goodwill or long-lived assets. Because the full extent of the impact of the COVID-19 pandemic and efforts to slow its spread are unknown at this time, we will continue to monitor and timely identify any triggering events that may require additional impairment testing.

Outlook

We expect the following factors to impact our operating segments in the third quarter of 2020:

Polyurethanes:

●	Adjusted EBITDA expected to decrease approximately 30% year over year
●	Total sales volumes remain depressed year over year
●	Improving trends in automotive markets and growth in spray polyurethane foam and in China

●	Component MDI and polymeric systems margins remain depressed

Performance Products:

●	Lower adjusted EBITDA year over year, but relatively flat compared to the second quarter of 2020 despite typical seasonality
●	Stable margins and improving sales volume trends in performance amines
●	Improving trends in maleic anhydride in North America

Advanced Materials:

●	Lower adjusted EBITDA year over year and lower compared to the second quarter of 2020
●	Improving trends in industrial markets, offset by continued declines in aerospace as industry supply chains align to lower OEM output rates

Textile Effects:

●	Positive adjusted EBITDA in the third quarter of 2020
●	Sales volumes remain depressed year over year, but improving compared to the second quarter of 2020

In the second quarter of 2020, our adjusted effective tax rate was 18%. For 2020, our adjusted effective tax rate is expected to be approximately 20%. We expect our forward adjusted effective tax rate will be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 18. Income Taxes” to our condensed consolidated financial statements.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
Revenues	$1,247	$1,784	(30)%	$2,840	$3,453	(18)%
Cost of goods sold	1,085	1,411	(23)%	2,381	2,721	(12)%
Gross profit	162	373	(57)%	459	732	(37)%
Operating expenses	212	221	(4)%	452	464	(3)%
Restructuring, impairment and plant closing costs	19	—	NM	22	1	NM
Operating (loss) income	(69)	152	NM	(15)	267	NM
Interest expense, net	(21)	(29)	(28)%	(39)	(59)	(34)%
Equity in income of investment in unconsolidated affiliates	2	12	(83)%	4	22	(82)%
Fair value adjustments to Venator investment	4	(18)	NM	(106)	58	NM
Loss on early extinguishment of debt	—	—	—	—	(23)	(100)%
Other income, net	7	4	75%	17	9	89%
(Loss) income from continuing operations before income taxes	(77)	121	NM	(139)	274	NM
Income tax benefit (expense)	13	(38)	NM	6	(83)	NM
(Loss) income from continuing operations	(64)	83	NM	(133)	191	NM
Income from discontinued operations, net of tax	5	35	(86)%	782	58	NM
Net (loss) income	(59)	118	NM	649	249	161%
Reconciliation of net (loss) income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(3)	(8)	(63)%	(6)	(20)	(70)%
Interest expense, net from continuing operations	21	29	(28)%	39	59	(34)%
Income tax (benefit) expense from continuing operations	(13)	38	NM	(6)	83	NM
Income tax expense from discontinued operations	1	14	(93)%	239	19	NM
Depreciation and amortization of continuing operations	69	69	—	136	136	—
Depreciation and amortization of discontinued operations	—	23	(100)%	—	46	(100)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	8	—		21	1
EBITDA from discontinued operations(1)	(6)	(72)		(1,021)	(123)
Fair value adjustments to Venator investment	(4)	18		106	(58)
Loss on early extinguishment of debt	—	—		—	23
Certain legal settlements and related expenses	4	—		6	—
Loss (gain) on sale of businesses/assets	1	—		(1)	—
Income from transition services arrangements	(5)	—		(5)	—
Certain nonrecurring information technology project implementation costs	1	—		2	—
Amortization of pension and postretirement actuarial losses	19	16		37	33
Plant incident remediation costs	1	—		1	—
Restructuring, impairment and plant closing and transition costs(2)	19	—		22	1
Adjusted EBITDA(3)	$54	$245	(78)%	$219	$449	(51)%

Net cash provided by operating activities from continuing operations				$45	$177	(75)%
Net cash provided by (used in) investing activities from continuing operations				1,152	(100)	NM
Net cash used in financing activities				(417)	(48)	769%
Capital expenditures from continuing operations				(116)	(118)	(2)%

Huntsman International

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
Revenues	$1,247	$1,784	(30)%	$2,840	$3,453	(18)%
Cost of goods sold	1,085	1,411	(23)%	2,381	2,721	(12)%
Gross profit	162	373	(57)%	459	732	(37)%
Operating expenses	211	220	(4)%	449	461	(3)%
Restructuring, impairment and plant closing costs	19	—	NM	22	1	NM
Operating (loss) income	(68)	153	NM	(12)	270	NM
Interest expense, net	(21)	(33)	(36)%	(41)	(68)	(40)%
Equity in income of investment in unconsolidated affiliates	2	12	(83)%	4	22	(82)%
Fair value adjustments to Venator investment	4	(18)	NM	(106)	58	NM
Loss on early extinguishment of debt	—	—	—	—	(23)	(100)%
Other income, net	6	3	100%	15	7	114%
(Loss) income from continuing operations before income taxes	(77)	117	NM	(140)	266	NM
Income tax expense	13	(37)	NM	6	(81)	NM
(Loss) income from continuing operations	(64)	80	NM	(134)	185	NM
Income from discontinued operations, net of tax	5	35	(86)%	782	58	NM
Net (loss) income	(59)	115	NM	648	243	167%
Reconciliation of net (loss) income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(3)	(8)	(63)%	(6)	(20)	(70)%
Interest expense, net from continuing operations	21	33	(36)%	41	68	(40)%
Income tax expense from continuing operations	(13)	37	NM	(6)	81	NM
Income tax expense from discontinued operations	1	14	(93)%	239	19	NM
Depreciation and amortization of continuing operations	69	69	—	136	136	—
Depreciation and amortization of discontinued operations	—	23	(100)%	—	46	(100)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	8	—		21	1
EBITDA from discontinued operations(1)	(6)	(72)		(1,021)	(123)
Fair value adjustments to Venator investment	(4)	18		106	(58)
Loss on early extinguishment of debt	—	—		—	23
Certain legal settlements and related expenses	4	—		6	—
Loss (gain) on sale of businesses/assets	1	—		(1)	—
Income from transition services arrangements	(5)	—		(5)	—
Certain nonrecurring information technology project implementation costs	1	—		2	—
Amortization of pension and postretirement actuarial losses	21	17		39	35
Plant incident remediation costs	1	—		1	—
Restructuring, impairment and plant closing and transition costs(2)	19	—		22	1
Adjusted EBITDA(3)	$56	$246	(77)%	$222	$452	(51)%

Net cash provided by operating activities from continuing operations				$44	$169	(74)%
Net cash provided by (used in) investing activities from continuing operations				1,430	(104)	NM
Net cash used in financing activities				(695)	(36)	NM
Capital expenditures from continuing operations				(116)	(118)	(2)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	June 30, 2020			June 30, 2019
	Gross	Tax and other(4)	Net	Gross	Tax and other(4)	Net
Reconciliation of net (loss) income to adjusted net (loss) income
Net (loss) income			$(59)			$118
Net income attributable to noncontrolling interests			(3)			(8)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$8	$—	8	$—	$—	—
Income from discontinued operations(1)(5)	(6)	1	(5)	(72)	37	(35)
Fair value adjustments to Venator investment	(4)	—	(4)	18	—	18
Certain legal settlements and related expenses	4	(1)	3	—	—	—
Loss on sale of businesses/assets	1	—	1	—	—	—
Income from transition services arrangements	(5)	1	(4)	—	—	—
Certain nonrecurring information technology project implementation costs	1	—	1	—	—	—
Amortization of pension and postretirement actuarial losses	19	(4)	15	16	(4)	12
U.S. Tax Reform impact on income tax expense	—	—	—	—	3	3
Plant incident remediation costs	1	—	1	—	—	—
Restructuring, impairment and plant closing and transition costs(2)	19	(3)	16	—	—	—
Adjusted net (loss) income(3)			$(30)			$108

Weighted average shares-basic			219.7			230.6
Weighted average shares-diluted			219.7			232.1

Basic net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.30)			$0.33
Income from discontinued operations			0.02			0.15
Net (loss) income			$(0.28)			$0.48

Diluted net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.30)			$0.32
Income from discontinued operations			0.02			0.15
Net (loss) income			$(0.28)			$0.47

Other non-GAAP measures:
Diluted adjusted net (loss) income per share(3)			$(0.14)			$0.47

	Six months			Six months
	ended			ended
	June 30, 2020			June 30, 2019
	Gross	Tax and other(4)	Net	Gross	Tax and other(4)	Net
Reconciliation of net income to adjusted net income
Net income			$649			$249
Net income attributable to noncontrolling interests			(6)			(20)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$21	$(3)	18	$1	$—	1
Income from discontinued operations(1)(5)	(1,021)	239	(782)	(123)	65	(58)
Fair value adjustments to Venator investment	106	—	106	(58)	—	(58)
Loss on early extinguishment of debt	—	—	—	23	(5)	18
Certain legal settlements and related expenses	6	(1)	5	—	—	—
Gain on sale of businesses/assets	(1)	—	(1)	—	—	—
Income from transition services arrangements	(5)	1	(4)	—	—	—
Certain nonrecurring information technology project implementation costs	2	—	2	—	—	—
Amortization of pension and postretirement actuarial losses	37	(8)	29	33	(8)	25
U.S. Tax Reform impact on income tax expense	—	—	—	—	3	3
Significant activities related to deferred tax assets and liabilities(6)	—	—	—	—	32	32
Plant incident remediation costs	1	—	1	—	—	—
Restructuring, impairment and plant closing and transition (credits) costs(2)	22	(4)	18	1	—	1
Adjusted net income(3)			$35			$193

Weighted average shares-basic			221.4			231.9
Weighted average shares-diluted			221.4			233.6

Basic net income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.63)			$0.74
Income from discontinued operations			3.53			0.25
Net income			$2.90			$0.99

Diluted net income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.63)			$0.73
Income from discontinued operations			3.53			0.25
Net income			$2.90			$0.98

Other non-GAAP measures:
Diluted adjusted net income per share(3)			$0.16			$0.83

Net cash provided by operating activities from continuing operations			$45			$177
Capital expenditures from continuing operations			(116)			(118)
Free cash flow from continuing operations(3)			$(71)			$59

Other cash flow measure:
Taxes paid on sale of Chemical Intermediates Businesses(7)			$(10)			$—

NM—Not meaningful

(1)Includes the gain on the sale of our Chemical Intermediates Businesses in 2020.

(2)	Includes costs associated with transition activities relating to the migration of our information system data centers and the transition of our Textile Effects segment’s production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our condensed consolidated statements of operations.

(3)	See “—Non-GAAP Financial Measures.”

(4)	The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach.

(5)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(6)	During the first quarter of 2019, we recorded $32 million of deferred tax expense due to the reduction of tax rates in Switzerland. We eliminated the effect of these significant changes in tax valuation allowances and deferred tax assets and liabilities from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period.

(7)	Represents the taxes paid in connection with the sale of the Chemical Intermediates Businesses.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net (loss) income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) (loss) gain on sale of businesses/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; and (k) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net (loss) income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) income from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal settlements and related expenses; (f) loss (gain) on sale of businesses/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) U.S. Tax Reform impact on income tax expense; (k) significant activities related to deferred tax assets and liabilities; (l) plant incident remediation costs; and (m) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

We believe adjusted net income is useful to investors in assessing the businesses’ ongoing financial performance and provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends.

Free Cash Flow

We believe free cash flow is an important indicator of our liquidity as it measures the amount of cash we generate. Management internally uses a free cash flow measure: (a) to evaluate our liquidity, (b) evaluate strategic investments, (c) plan stock buyback and dividend levels and (d) evaluate our ability to incur and service debt. We have historically defined free cash flow as cash flows provided by operating activities and used in investing activities, excluding acquisition/disposition activities and including non-recurring separation costs. Starting with the quarter ended March 31, 2020, we updated our definition of free cash flow to a presentation more consistent with today’s market standard of net cash provided by operating activities less capital expenditures. Using our updated definition, our free cash flow for the years ended December 31, 2019, 2018 and 2017 were $382 million, $453 million and $438 million, respectively. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

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

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates and Businesses and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The decrease of $142 million in net income attributable to Huntsman Corporation and the decrease of $139 million in net income attributable to Huntsman International from continuing operations, respectively, was the result of the following items:

●	Revenues for the three months ended June 30, 2020 decreased by $537 million, or 30%, as compared with the 2019 period. The decrease was primarily due to lower sales volumes in all our segments and lower average selling prices in our Polyurethanes and Performance Products segments, and lower sales volumes in all our segments. See “—Segment Analysis” below.

●	Gross profit for the three months ended June 30, 2020 decreased by $211 million, or 57%, compared to the 2019 period. The decrease resulted from lower gross margins in all our segments. See “—Segment Analysis” below.

●	Restructuring, impairment and plant closing costs for the three months ended June 30, 2020 increased to $19 million from nil in the 2019 period. For more information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Our interest expense, net and the interest expense, net of Huntsman International for the three months ended June 30, 2020 decreased by $8 million and $12 million, respectively, or 28% and 36%, respectively, as compared with the 2019 period, primarily related to repayments of outstanding borrowings on our 2018 Revolving Credit Facility and other prepayable debt.

●	For the three months ended June 30, 2020, we recorded a gain of $4 million in fair value adjustments to our investment in Venator as a result of recording our equity method investment in Venator at fair value compared to a loss of $18 million in the 2019 period. See “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	Our income tax benefit for the three months ended June 30, 2020 increased to an income tax benefit of $13 million from an income tax expense of $38 million in the 2019 period. The income tax benefit of Huntsman International for the three months ended June 30, 2020 increased to an income tax benefit $13 million from an income tax expense of $37 million in the 2019 period. The increase in income tax benefit was primarily due to the decrease in pretax income. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Three months		Percent
	ended		Change
	June 30,		Favorable
(Dollars in millions)	2020	2019	(Unfavorable)
Revenues
Polyurethanes	$730	$1,014	(28)%
Performance Products	228	299	(24)%
Advanced Materials	192	275	(30)%
Textile Effects	102	215	(53)%
Corporate and eliminations	(5)	(19)	NM
Total	$1,247	$1,784	(30)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$31	$156	(80)%
Performance Products	29	42	(31)%
Advanced Materials	30	55	(45)%
Textile Effects	(4)	28	NM
Corporate and other	(32)	(36)	11%
Total	$54	$245	(78)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$31	$156	(80)%
Performance Products	29	42	(31)%
Advanced Materials	30	55	(45)%
Textile Effects	(4)	28	NM
Corporate and other	(30)	(35)	14%
Total	$56	$246	(77)%

NM—Not meaningful

(1)	For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended June 30, 2020 vs 2019
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(7)%	(2)%	(3)%	(16)%
Performance Products	(7)%	(1)%	4%	(20)%
Advanced Materials	3%	(3)%	1%	(31)%
Textile Effects	1%	(1)%	(5)%	(48)%

	Three months ended June 30, 2020 vs March 31, 2020
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(4)%	(1)%	(6)%	(7)%
Performance Products	(4)%	—	1%	(19)%
Advanced Materials	3%	(2)%	(3)%	(18)%
Textile Effects	2%	(1)%	(1)%	(43)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended June 30, 2020 compared to the same period of 2019 was due to lower MDI average selling prices and lower overall polyurethanes sales volumes. MDI average selling prices decreased across most major markets in relation to the global economic slowdown resulting from the COVID-19 pandemic. Overall polyurethanes sales volumes decreased primarily in relation to the global economic slowdown and the resulting decrease in demand across most major markets, partially offset by growth in China during the second quarter of 2020 and additional sales volumes in connection with the Icynene-Lapolla Acquisition. The decrease in segment adjusted EBITDA was primarily due to lower component and polymeric systems margins largely driven by lower MDI pricing and lower polyurethanes sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended June 30, 2020 compared to the same period of 2019 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs. Sales volumes decreased primarily in relation to the global economic slowdown. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, partially offset by higher margins in our performance amines business and lower fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended June 30, 2020 compared to the same period in 2019 was due to lower sales volumes while overall average selling prices remained unchanged. Sales volumes decreased significantly across all markets and regions, except in our global power market, primarily in relation to the global economic slowdown and customer destocking. Average selling prices increased in local currencies, offset by the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, partially offset by lower fixed costs.

Textile Effects

The decrease in revenues in our Textile Effects segment for the three months ended June 30, 2020 compared to the same period of 2019 was due to lower sales volumes and sales mix changes. Sales volumes decreased primarily due to significantly weaker demand in relation to the global economic slowdown. Average selling prices in local currencies increased mainly due to geographical mix change, offset by the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and lower capitalization of indirect costs because of reduced production, partially offset by lower raw material costs and lower fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2020, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $4 million to a loss of $32 million from a loss of $36 million for the same period of 2019. For the three months ended June 30, 2020, adjusted EBITDA from Corporate and other for Huntsman International increased by $5 million to a loss of $30 million from a loss of $35 million for the same period of 2019. The increase in adjusted EBITDA from Corporate and other resulted primarily from a benefit from a LIFO inventory reserve adjustment and a decrease in corporate overhead costs, partially offset by a decrease in unallocated foreign currency exchange gain.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates and Businesses and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The decrease of $310 million in net income attributable to Huntsman Corporation and the decrease of $305 million in net income attributable to Huntsman International from continuing operations, respectively, was the result of the following items:

●	Revenues for the six months ended June 30, 2020 decreased by $613 million, or 18%, as compared with the 2019 period. The decrease was primarily due to lower sales volumes in all our segments and lower average selling prices in all our segments, except for our Advanced Materials segment. See “—Segment Analysis” below.

●	Gross profit for the six months ended June 30, 2020 decreased by $273 million, or 37%, compared to the 2019 period. The decrease resulted from lower gross margins in all our segments. See “—Segment Analysis” below.

●	Restructuring, impairment and plant closing costs for the six months ended June 30, 2020 increased to $22 million from $1 million in the 2019 period. For more information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Our interest expense, net and the interest expense, net of Huntsman International for the six months ended June 30, 2020 decreased by $20 million and $27 million, respectively, or 34% and 40%, respectively, as compared with the 2019 period, primarily related to repayments of outstanding borrowings on our 2018 Revolving Credit Facility and other prepayable debt.

●	Equity in income of investment in unconsolidated affiliates for the six months ended June 30, 2020 decreased to $4 million from $22 million in the 2019 period. The decrease was primarily attributable to a decrease in income at our PO/MTBE joint venture with Sinopec, of which we hold a 49% interest.

●	For the six months ended June 30, 2020, we recorded a loss of $106 million in fair value adjustments to our investment in Venator as a result of recording our equity method investment in Venator at fair value compared to a gain of $58 million in the 2019 period. See “Note 4. Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	Loss on early extinguishment of debt for the six months ended June 30, 2020 was nil compared to $23 million in the 2019 period due to the early repayment in full of our 2020 Senior Notes in the first quarter of 2019. See “Note. 7. Debt—Notes” to our condensed consolidated financial statements.

●	Our income tax benefit for the six months ended June 30, 2020 increased to an income tax benefit of $6 million from an income tax expense of $83 million in the 2019 period. The income tax benefit of Huntsman International for the six months ended June 30, 2020 increased to an income tax benefit of $6 million from an income tax expense of $81 million in the 2019 period. The increase in income tax benefit was primarily due to the decrease in pretax income as well as the one-time reduction in our Switzerland net deferred tax assets related to the 2019 tax rate change. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Six months		Percent
	ended		Change
	June 30,		Favorable
	2020	2019	(Unfavorable)
Revenues
Polyurethanes	$1,618	$1,938	(17)%
Performance Products	520	599	(13)%
Advanced Materials	433	547	(21)%
Textile Effects	282	404	(30)%
Corporate and eliminations	(13)	(35)	NM
Total	$2,840	$3,453	(18)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$115	$280	(59)%
Performance Products	87	87	—
Advanced Materials	78	108	(28)%
Textile Effects	16	50	(68)%
Corporate and other	(77)	(76)	(1)%
Total	$219	$449	(51)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$115	$280	(59)%
Performance Products	87	87	—
Advanced Materials	78	108	(28)%
Textile Effects	16	50	(68)%
Corporate and other	(74)	(73)	(1)%
Total	$222	$452	(51)%

NM—Not meaningful

(1)	For more information, including reconciliation of segment adjusted EBITDA to net (loss) income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Six months ended June 30, 2020 vs June 30, 2019
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(6)%	(2)%	—	(9)%
Performance Products	(5)%	(1)%	4%	(11)%
Advanced Materials	1%	(2)%	1%	(21)%
Textile Effects	(3)%	(1)%	(2)%	(24)%
(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the six months ended June 30, 2020 compared to the same period of 2019 was due to lower MDI average selling prices and lower overall polyurethanes sales volumes. MDI average selling prices decreased across most major markets in relation to the global economic slowdown resulting from the COVID-19 pandemic. Overall polyurethanes sales volumes decreased primarily in relation to the global economic slowdown and the resulting decrease in demand across most major markets, partially offset by additional sales volumes in connection with the Icynene-Lapolla Acquisition. The decrease in segment adjusted EBITDA was primarily due to lower component and polymeric systems margins largely driven by lower MDI pricing and lower polyurethanes sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for the six months ended June 30, 2020 compared to the same period of 2019 was due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw material costs. Sales volumes decreased primarily in relation to the global economic slowdown. Segment adjusted EBITDA was relatively unchanged primarily due to higher margins in our performance amines business and lower fixed costs, offset by lower sales volumes.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2020 compared to the same period in 2019 was due to lower sales volumes and lower average selling prices. Sales volumes decreased significantly across all markets and regions, except in our global power market, primarily in relation to the global economic slowdown and customer destocking. Average selling prices increased in local currencies, more than offset by the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, partially offset by lower fixed costs.

Textile Effects

The decrease in revenues in our Textile Effects segment for the six months ended June 30, 2020 compared to the same period of 2019 was due to lower average selling prices and lower sales volumes. Average selling prices decreased as a result of competitive market pressures and the impact of a stronger U.S. dollar against major international currencies. Sales volumes decreased primarily due to significantly weaker demand in relation to the global economic slowdown. The decrease in segment adjusted EBITDA was primarily due to lower sales revenues and lower capitalization of indirect costs because of reduced production, partially offset by lower raw material costs and lower fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2020, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $1 million to a loss of $77 million from a loss of $76 million for the same period of 2019. For the six months ended June 30, 2020, adjusted EBITDA from Corporate and other for Huntsman International decreased by $1 million to a loss of $74 million from a loss of $73 million for the same period of 2019. The decrease in adjusted EBITDA from Corporate and other resulted primarily from a charge from a LIFO inventory reserve adjustment and an increase in corporate overhead costs, partially offset by a decrease in unallocated foreign currency exchange loss.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2020 and 2019 was $45 million and $177 million, respectively. The decrease in net cash provided by operating activities from continuing operations during the six months ended June 30, 2020 compared with the same period in 2019, was primarily attributable to decreased operating income as described in “—Results of Operations” above, partially offset by a

$119 million favorable variance in operating assets and liabilities for the six months ended June 30, 2020 as compared with the same period of 2019.

Net cash provided by (used in) investing activities from continuing operations for the six months ended June 30, 2020 and 2019 was $1,152 million and $(100) million, respectively. During the six months ended June 30, 2020 and 2019, we paid $116 million and $118 million for capital expenditures, respectively. During the six months ended June 30, 2020, we received approximately $1.9 billion for the sale of our Chemical Intermediates Businesses and paid $652 million for the acquisition of businesses, net of cash acquired. During the six months ended June 30, 2019, we received $16 million in proceeds from the settlement of the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A.

Net cash used in financing activities for the six months ended June 30, 2020 and 2019 was $417 million and $48 million, respectively. The increase in net cash used in financing activities was primarily due to repayments on our 2018 Revolving Credit Facility in the first quarter of 2020.

Free cash flow from continuing operations for the six months ended June 30, 2020 and 2019 was a use of cash of $71 million and a source of cash of $59 million, respectively.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	June 30,	Less		December 31,	Increase	Percent
	2020	Acquisitions(1)	Subtotal	2019	(Decrease)	Change
Cash and cash equivalents	$1,254	$(7)	$1,247	$525	$722	138%
Accounts and notes receivable, net	835	(49)	786	953	(167)	(18)%
Inventories	885	(75)	810	914	(104)	(11)%
Other current assets	130	(1)	129	155	(26)	(17)%
Current assets held for sale(2)	—	—	—	1,208	(1,208)	(100)%
Total current assets	3,104	(132)	2,972	3,755	(783)	(21)%
Accounts payable	610	(20)	590	822	(232)	(28)%
Accrued liabilities	723	(10)	713	420	293	70%
Current portion of debt	650	—	650	212	438	207%
Current operating lease liabilities	44	—	44	42	2	5%
Current liabilities held for sale(2)	—	—	—	512	(512)	(100)%
Total current liabilities	2,027	(30)	1,997	2,008	(11)	(1)%
Working capital	$1,077	$(102)	$975	$1,747	$(772)	(44)%
(1)	Represents combined amounts related to the Icynene-Lapolla Acquisition and the CVC Thermoset Specialties Acquisition. For more information, see “Note 3. Business Combinations and Acquisitions” to our condensed consolidated financial statements.

(2)	Represents amounts related to the sale of our Chemical Intermediates Businesses. The assets and liabilities held for sale are classified as current as of December 31, 2019 because we completed the sale of our Chemical Intermediates Businesses on January 3, 2020. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements.

Our working capital decreased by $772 million as a result of the net impact of the following significant changes:

●	The increase in cash and cash equivalents of $722 million resulted from the matters identified on our condensed consolidated statements of cash flows.

●	Accounts receivable decreased by $167 million due to lower revenues in the second quarter of 2020 compared to the fourth quarter of 2019, offset in part by some delays in customer payments due to the global economic slowdown.

●	Inventories decreased by $104 million primarily due to lower inventory volumes.

●	Accounts payable decreased by $232 million primarily due to lower inventory purchases.

●	Accrued liabilities increased by $293 million primarily due to an increase in current income taxes payable related to taxes payable on the sale of our Chemical Intermediates Businesses.

●	Current portion of debt increased by $438 million primarily due to the current classification of our 5.125% senior notes which are due in April 2021 (“2021 Senior Notes”).

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

Short-Term and Long-Term Liquidity

We depend upon our cash, 2018 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2020, we had $2,566 million of combined cash and unused borrowing capacity, consisting of $1,254 million in cash, $1,194 million in availability under our 2018 Revolving Credit Facility and $118 million in availability under our A/R Programs. We believe our existing cash balances, together with funds generated from operations and amounts available under our credit facility, will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

●	Cash proceeds from our accounts receivable and inventory, net of accounts payable, was approximately $62 million for the six months ended June 30, 2020, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●	During 2020, we expect to spend between approximately $225 million and $235 million on capital expenditures for continuing operations. We have deferred a portion of capital spending on a new MDI splitter in Geismar, Louisiana for six months leaving roughly $40 million of capital spend in 2020 with the remaining spend of approximately $120 million in 2021 and 2022. We expect to fund spending on all capital expenditures with cash provided by operations.

●	During the six months ended June 30, 2020, we made contributions to our pension and postretirement benefit plans of $46 million. During the remainder of 2020, we expect to contribute an additional amount of approximately $41 million to these plans.

●	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

●	Beginning in December 2018, our ownership in Venator decreased to approximately 49%, and we began accounting for our remaining interest in Venator as an equity method investment using the fair value option. Accordingly, in the six months ended June 30, 2020, we recorded a gain of $4 million to record our equity method investment in Venator at fair value. Under the fair value option to account for our equity method investment in Venator, amounts recorded in “Fair value adjustments to Venator investment” could fluctuate depending upon the change in market value of Venator common stock. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama. See “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements. During the first quarter of 2020, we received proceeds from the sale of $1.915 billion and received an additional $8 million in July 2020 related to this sale. With respect to the gain on this sale, during the first six months of 2020, we paid income taxes of $10 million, and we expect to pay additional income taxes of approximately $365 million during the second half of 2020. We have used and expect to use the net proceeds from this sale to: 1) invest in complementary strategic acquisitions that develop our technology and product portfolio, 2) continue investing in organic, internal opportunities, 3) prepay certain prepayable debt, and 4) to repurchase shares opportunistically and pay a competitive dividend.

●	In connection with the January 3, 2020, sale of our Chemical Intermediates Businesses to Indorama, we assigned to Indorama an insurance claim related to damages we incurred from a recent fire at a neighboring third-party property near the Port Neches, Texas site. We agreed with Indorama that we will receive the first $50 million of the potential insurance recovery when and if paid. During the first six months of 2020, we received $30 million of insurance recovery progress payments and received the remaining $20 million in July 2020. In addition, we agreed with Indorama to cover certain reinstatement costs pertaining to our damaged assets at the third-party site. We currently do not expect these costs to be material.

●	We expect to incur a cash tax liability in connection with the potential foreign exchange gain to be recognized at the repayment of our 2021 Senior Notes. As of June 30, 2020, this liability was estimated to be approximately $26 million. The final amount of the cash tax liability will depend on the foreign exchange rate, as well as our income tax rate, at the time when the notes are repaid or deemed repaid for U.S. income tax purposes.

●	In July 2020, management approved a preliminary restructuring plan to optimize our downstream footprint in our Polyurethanes segment. In connection with this program, we expect to record restructuring expenses of between approximately $23 million and $31 million through 2021.

As of June 30, 2020, we had $650 million classified as current portion of debt, including $499 million of our 2021 Senior Notes, $103 million on our 2019 Term Loan, debt at our variable interest entities of $47 million and certain other short-term facilities and scheduled amortization payments totaling $1 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of June 30, 2020, we had approximately $370 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to limited foreign withholding taxes.

Critical Accounting Policies

Our critical accounting policies are presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity prices. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We also hedge our net investment in certain European operations. See “Note 9. Derivative Instruments and Hedging Activities” to our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2020.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
April	262	$15.10	—	$420,000,000
May	519	16.00	—	420,000,000
June	—	—	—	420,000,000
Total	781	$15.70	—
(1)	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we elected to temporarily suspend share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
3.1		Sixth Amended and Restated Bylaws of Huntsman Corporation, dated as of June 16, 2020.	8-K	3.1	June 19, 2020
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2020	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)