Form 10-Q
period 2020-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2020-10-29
CIK 1307954, 1089748

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On October 20, 2020, 220,791,483 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED SEPTEMBER 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$1,168	$525
Accounts and notes receivable (net of allowance for doubtful accounts of $26 and $19, respectively), ($207 and $221 pledged as collateral, respectively)(a)	881	940
Accounts receivable from affiliates	8	13
Inventories(a)	819	914
Other current assets	125	155
Current assets held for sale	—	1,208
Total current assets	3,001	3,755
Property, plant and equipment, net(a)	2,477	2,383
Investment in unconsolidated affiliates	448	535
Intangible assets, net(a)	403	197
Goodwill	523	276
Deferred income taxes	295	292
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	430	396
Other noncurrent assets(a)	486	452
Total assets	$8,097	$8,320

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$696	$765
Accounts payable to affiliates	29	57
Accrued liabilities(a)	583	420
Current portion of debt(a)	567	212
Current operating lease liabilities(a)	46	42
Current liabilities held for sale	—	512
Total current liabilities	1,921	2,008
Long-term debt(a)	1,557	2,177
Deferred income taxes	50	29
Noncurrent operating lease liabilities(a)	403	384
Other noncurrent liabilities(a)	789	898
Total liabilities	4,720	5,496
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 258,304,485 and 257,405,496 shares issued and 219,827,393 and 224,295,868 shares outstanding, respectively	3	3
Additional paid-in capital	4,042	4,008
Treasury stock, 38,477,091 and 33,112,572 shares, respectively	(731)	(635)
Unearned stock-based compensation	(23)	(17)
Retained earnings	1,260	690
Accumulated other comprehensive loss	(1,329)	(1,362)
Total Huntsman Corporation stockholders’ equity	3,222	2,687
Noncontrolling interests in subsidiaries	155	137
Total equity	3,377	2,824
Total liabilities and equity	$8,097	$8,320
(a)	At September 30, 2020 and December 31, 2019, respectively, $2 and nil of cash and cash equivalents, $6 and $13 of accounts and notes receivable (net), $28 and $35 of inventories, $168 and $180 of property, plant and equipment (net), $23 and $20 of other noncurrent assets, $99 and $100 of accounts payable, $15 and $10 of accrued liabilities, $47 and $36 of current portion of debt, $5 and $4 of current operating lease liabilities, $3 and $29 of long-term debt, $16 and $11 of noncurrent operating lease liabilities and $79 and $87 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Trade sales, services and fees, net	$1,487	$1,653	$4,262	$5,044
Related party sales	23	34	88	96
Total revenues	1,510	1,687	4,350	5,140
Cost of goods sold	1,231	1,347	3,612	4,068
Gross profit	279	340	738	1,072
Operating expenses:
Selling, general and administrative	178	193	563	585
Research and development	33	35	101	109
Restructuring, impairment and plant closing costs (credits)	12	(43)	34	(42)
Other operating (income) expense, net	(3)	3	(4)	1
Total operating expenses	220	188	694	653
Operating income	59	152	44	419
Interest expense, net	(24)	(27)	(63)	(86)
Equity in income of investment in unconsolidated affiliates	21	19	25	41
Fair value adjustments to Venator investment	6	(148)	(100)	(90)
Loss on early extinguishment of debt	—	—	—	(23)
Other income, net	10	7	27	16
Income (loss) from continuing operations before income taxes	72	3	(67)	277
Income tax expense	(15)	(30)	(9)	(113)
Income (loss) from continuing operations	57	(27)	(76)	164
Income from discontinued operations, net of tax	—	68	782	126
Net income	57	41	706	290
Net income attributable to noncontrolling interests	(9)	(11)	(15)	(31)
Net income attributable to Huntsman Corporation	$48	$30	$691	$259

Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.22	$(0.17)	$(0.41)	$0.58
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.30	3.54	0.54
Net income attributable to Huntsman Corporation common stockholders	$0.22	$0.13	$3.13	$1.12
Weighted average shares	219.8	227.4	220.8	230.3

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.22	$(0.17)	$(0.41)	$0.58
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.30	3.54	0.54
Net income attributable to Huntsman Corporation common stockholders	$0.22	$0.13	$3.13	$1.12
Weighted average shares	221.3	227.4	220.8	232.0

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$48	$(38)	$(91)	$133
Income from discontinued operations, net of tax	—	68	782	126
Net income	$48	$30	$691	$259

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$57	$41	$706	$290
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	14	(40)	(42)	(20)
Pension and other postretirement benefits adjustments	14	11	78	36
Other, net	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	28	(30)	36	15
Comprehensive income	85	11	742	305
Comprehensive income attributable to noncontrolling interests	(12)	(5)	(18)	(25)
Comprehensive income attributable to Huntsman Corporation	$73	$6	$724	$280

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2020	224,295,868	$3	$4,008	$(635)	$(17)	$690	$(1,362)	$137	$2,824
Net income	—	—	—	—	—	705	—	3	708
Other comprehensive loss	—	—	—	—	—	—	(21)	—	(21)
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—	—
Vesting of stock awards	943,026	—	4	—	—	—	—	—	4
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of stock awards	(283,975)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	57,209	—	2	—	—	(2)	—	—	—
Treasury stock repurchased	(5,364,519)	—	—	(96)	—	—	—	—	(96)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance, March 31, 2020	219,647,609	$3	$4,034	$(731)	$(30)	$1,350	$(1,383)	$140	$3,383
Net (loss) income	—	—	—	—	—	(62)	—	3	(59)
Other comprehensive income	—	—	—	—	—	—	29	—	29
Vesting of stock awards	8,448	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(1,093)	—	—	—	—	—	—	—	—
Stock options exercised	92,057	—	1	—	—	—	—	—	1
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(36)	—	—	(36)
Balance, June 30, 2020	219,747,021	3	4,037	(731)	(26)	1,252	(1,354)	143	3,324
Net income	—	—	—	—	—	48	—	9	57
Other comprehensive income	—	—	—	—	—	—	25	3	28
Vesting of stock awards	2,890	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	3	—	—	—	5
Repurchase and cancellation of stock awards	(710)	—	—	—	—	(1)	—	—	(1)
Stock options exercised	78,192	—	3	—	—	(3)	—	—	—
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(36)	—	—	(36)
Balance, September 30, 2020	219,827,393	$3	$4,042	$(731)	$(23)	$1,260	$(1,329)	$155	$3,377

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2019	232,994,172	$3	$3,984	$(427)	$(16)	$292	$(1,316)	$229	$2,749
Net income	—	—	—	—	—	119	—	12	131
Other comprehensive income	—	—	—	—	—	—	52	2	54
Issuance of nonvested stock awards	—	—	16	—	(16)	—	—	—	—
Vesting of stock awards	1,619,502	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(483,053)	—	—	—	—	(12)	—	—	(12)
Stock options exercised	78,054	—	1	—	—	—	—	—	1
Treasury stock repurchased	(1,525,767)	—	—	(34)	—	—	—	—	(34)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(39)	—	—	(39)
Balance, March 31, 2019	232,682,908	3	4,010	(461)	(28)	360	(1,264)	243	2,863
Net income	—	—	—	—	—	110	—	8	118
Other comprehensive loss	—	—	—	—	—	—	(7)	(2)	(9)
Vesting of stock awards	6,701	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(1,732)	—	—	—	—	—	—	—	—
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Stock options exercised	27,180	—	1	—	—	—	—	—	1
Treasury stock repurchased	(4,014,487)	—	—	(81)	—	—	—	—	(81)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(38)	—	—	(38)
Balance, June 30, 2019	228,700,570	3	4,013	(542)	(24)	432	(1,271)	209	2,820
Net income	—	—	—	—	—	30	—	11	41
Other comprehensive loss	—	—	—	—	—	—	(39)	9	(30)
Acquisition of noncontrolling interests, net of tax	—	—	(6)	—	—	—	—	(73)	(79)
Vesting of stock awards	11,488	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	3	—	—	—	5
Repurchase and cancellation of stock awards	(2,273)	—	—	—	—	—	—	—	—
Stock options exercised	36,953	—	—	—	—	—	—	—	—
Treasury stock repurchased	(4,056,078)	—	—	(81)	—	—	—	—	(81)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(38)	—	—	(38)
Balance, September 30, 2019	224,690,660	$3	$4,009	$(623)	$(21)	$424	$(1,310)	$156	$2,638

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2020	2019
Operating Activities:
Net income	$706	$290
Less: Income from discontinued operations, net of tax	(782)	(126)
(Loss) income from continuing operations	(76)	164
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(25)	(41)
Unrealized losses on fair value adjustments to Venator investment	100	91
Cash received from return on investment in unconsolidated subsidiary	18	17
Depreciation and amortization	206	201
Noncash lease expense	46	41
Gain on disposal of businesses/assets, net	—	(49)
Loss on early extinguishment of debt	—	23
Noncash restructuring and impairment charges	5	3
Deferred income taxes	(16)	64
Stock-based compensation	20	22
Other, net	4	12
Changes in operating assets and liabilities:
Accounts and notes receivable	103	69
Inventories	154	19
Prepaid expenses	23	4
Other current assets	4	26
Other noncurrent assets	(47)	(73)
Accounts payable	(85)	(16)
Accrued liabilities	(22)	(57)
Taxes paid on sale of Chemical Intermediates Businesses	(188)	—
Other noncurrent liabilities	(114)	(86)
Net cash provided by operating activities from continuing operations	110	434
Net cash (used in) provided by operating activities from discontinued operations	(22)	222
Net cash provided by operating activities	88	656

Investing Activities:
Capital expenditures	(170)	(181)
Cash received from sale of business	1,923	—
Acquisition of a businesses, net of cash acquired	(653)	—
Proceeds from sale of assets	—	49
Cash received from forward swap contract related to the sale of investment in Venator	—	16
Other, net	5	5
Net cash provided by (used in) investing activities from continuing operations	1,105	(111)
Net cash used in investing activities from discontinued operations	—	(31)
Net cash provided by (used in) investing activities	1,105	(142)

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months
	ended
	September 30,
	2020	2019
Financing Activities:
Net repayments on revolving loan facilities	$(153)	$(104)
Repayments of long-term debt	(17)	(662)
Proceeds from issuance of long-term debt	—	742
Repayments of short-term debt	(109)	—
Borrowings on short-term debt	—	101
Repayments of notes payable	(32)	(21)
Borrowings on notes payable	—	2
Debt issuance costs paid	—	(7)
Cash paid for noncontrolling interests	—	(100)
Dividends paid to common stockholders	(109)	(115)
Dividends paid to noncontrolling interests	(24)	(40)
Repurchase and cancellation of stock awards	(7)	(12)
Proceeds from issuance of common stock	2	2
Repurchase of common stock	(96)	(196)
Costs of early extinguishment of debt	—	(21)
Other, net	(1)	—
Net cash used in financing activities	(546)	(431)
Effect of exchange rate changes on cash	(4)	(5)
Increase in cash, cash equivalents and restricted cash	643	78
Cash, cash equivalents and restricted cash at beginning of period	525	340
Cash, cash equivalents and restricted cash at end of period	$1,168	$418

Supplemental cash flow information:
Cash paid for interest	$49	$65
Cash paid for income taxes	242	102

As of September 30, 2020 and 2019, the amount of capital expenditures in accounts payable was $54 million and $48 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$1,167	$525
Accounts and notes receivable (net of allowance for doubtful accounts of $26 and $19, respectively), ($207 and $221 pledged as collateral, respectively)(a)	881	940
Accounts receivable from affiliates	45	410
Inventories(a)	819	914
Other current assets	122	161
Current assets held for sale	—	1,208
Total current assets	3,034	4,158
Property, plant and equipment, net(a)	2,477	2,383
Investment in unconsolidated affiliates	448	535
Intangible assets, net(a)	403	197
Goodwill	523	276
Deferred income taxes	295	292
Notes receivable from affiliate	34	34
Operating lease right-of-use assets	430	396
Other noncurrent assets(a)	487	452
Total assets	$8,131	$8,723

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$696	$765
Accounts payable to affiliates	30	143
Accrued liabilities(a)	573	417
Notes payable to affiliates	—	100
Current portion of debt(a)	567	212
Current operating lease liabilities(a)	46	42
Current liabilities held for sale	—	512
Total current liabilities	1,912	2,191
Long-term debt(a)	1,557	2,177
Notes payable to affiliates	—	280
Deferred income taxes	51	29
Noncurrent operating lease liabilities(a)	403	384
Other noncurrent liabilities(a)	782	890
Total liabilities	4,705	5,951
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,694	3,675
Retained earnings	894	312
Accumulated other comprehensive loss	(1,317)	(1,352)
Total Huntsman International LLC members’ equity	3,271	2,635
Noncontrolling interests in subsidiaries	155	137
Total equity	3,426	2,772
Total liabilities and equity	$8,131	$8,723
(a)	At September 30, 2020 and December 31, 2019, respectively, $2 and nil of cash and cash equivalents, $6 and $13 of accounts and notes receivable (net), $28 and $35 of inventories, $168 and $180 of property, plant and equipment (net), $23 and $20 of other noncurrent assets, $99 and $100 of accounts payable, $15 and $10 of accrued liabilities, $47 and $36 of current portion of debt, $5 and $4 of current operating lease liabilities, $3 and $29 of long-term debt, $16 and $11 of noncurrent operating lease liabilities and $79 and $87 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Trade sales, services and fees, net	$1,487	$1,653	$4,262	$5,044
Related party sales	23	34	88	96
Total revenues	1,510	1,687	4,350	5,140
Cost of goods sold	1,231	1,347	3,612	4,068
Gross profit	279	340	738	1,072
Operating expenses:
Selling, general and administrative	177	192	559	581
Research and development	33	35	101	109
Restructuring, impairment and plant closing costs (credits)	12	(43)	34	(42)
Other operating (income) expense, net	(3)	3	(4)	1
Total operating expenses	219	187	690	649
Operating income	60	153	48	423
Interest expense, net	(24)	(31)	(65)	(99)
Equity in income of investment in unconsolidated affiliates	21	19	25	41
Fair value adjustments to Venator investment	6	(148)	(100)	(90)
Loss on early extinguishment of debt	—	—	—	(23)
Other income, net	10	6	25	13
Income (loss) from continuing operations before income taxes	73	(1)	(67)	265
Income tax expense	(15)	(29)	(9)	(110)
Income (loss) from continuing operations	58	(30)	(76)	155
Income from discontinued operations, net of tax	—	68	782	126
Net income	58	38	706	281
Net income attributable to noncontrolling interests	(9)	(11)	(15)	(31)
Net income attributable to Huntsman International LLC	$49	$27	$691	$250

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$58	$38	$706	$281
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustment	15	(41)	(42)	(21)
Pension and other postretirement benefits adjustments	14	12	80	38
Other, net	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	29	(30)	38	16
Comprehensive income	87	8	744	297
Comprehensive income attributable to noncontrolling interests	(12)	(5)	(18)	(25)
Comprehensive income attributable to Huntsman International LLC	$75	$3	$726	$272

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2020	2,728	$3,675	$312	$(1,352)	$137	$2,772
Net income	—	—	704	—	3	707
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive loss	—	—	—	(20)	—	(20)
Contribution from parent	—	6	—	—	—	6
Balance, March 31, 2020	2,728	3,681	$979	(1,372)	140	3,428
Net (loss) income	—	—	(62)	—	3	(59)
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive income	—	—	—	29	—	29
Contribution from parent	—	7	—	—	—	7
Balance, June 30, 2020	2,728	3,688	881	(1,343)	143	3,369
Net income	—	—	49	—	9	58
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive income	—	—	—	26	3	29
Contribution from parent	—	6	—	—	—	6
Balance, September 30, 2020	2,728	$3,694	$894	$(1,317)	$155	$3,426

	Huntsman International LLC Members
	Members'		(Accumulated	Accumulated other	Noncontrolling
	equity		deficit)	comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2019	2,728	$3,658	$(91)	$(1,308)	$229	$2,488
Net income	—	—	116	—	12	128
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive income	—	—	—	52	2	54
Contribution from parent	—	7	—	—	—	7
Balance, March 31, 2019	2,728	3,665	(12)	(1,256)	243	2,640
Net income	—	—	107	—	8	115
Dividends paid to parent	—	—	(38)	—	—	(38)
Other comprehensive loss	—	—	—	(6)	(2)	(8)
Contribution from parent	—	7	—	—	—	7
Dividends declared to noncontrolling interests	—	—	—	—	(40)	(40)
Balance, June 30, 2019	2,728	3,672	57	(1,262)	209	2,676
Net income	—	—	27	—	11	38
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive income	—	—	—	(39)	9	(30)
Acquisition of noncontrolling interests, net of tax	—	(6)	—	—	(73)	(79)
Treasury stock repurchased	—	—	—	—	—	—
Contribution from parent	—	7	—	—	—	7
Balance, September 30, 2019	2,728	$3,673	$47	$(1,301)	$156	$2,575

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2020	2019
Operating Activities:
Net income	$706	$281
Less: Income from discontinued operations, net of tax	(782)	(126)
(Loss) income from continuing operations	(76)	155
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(25)	(41)
Unrealized losses on fair value adjustments to Venator investment	100	91
Cash received from return on investment in unconsolidated subsidiary	18	17
Depreciation and amortization	206	201
Noncash lease expense	46	41
Gain on disposal of businesses/assets, net	—	(49)
Loss on early extinguishment of debt	—	23
Noncash restructuring and impairment charges	5	3
Deferred income taxes	(17)	63
Noncash compensation	19	21
Other, net	8	24
Changes in operating assets and liabilities:
Accounts and notes receivable	103	69
Inventories	154	19
Prepaid expenses	24	5
Other current assets	11	24
Other noncurrent assets	(47)	(73)
Accounts payable	(87)	(28)
Accrued liabilities	(29)	(57)
Taxes paid on sale of Chemical Intermediates Businesses	(188)	—
Other noncurrent liabilities	(112)	(84)
Net cash provided by operating activities from continuing operations	113	424
Net cash (used in) provided by operating activities from discontinued operations	(22)	222
Net cash provided by operating activities	91	646

Investing Activities:
Capital expenditures	(170)	(181)
Proceeds from sale of businesses/assets	—	49
Cash received from sale of business	1,923	—
Acquisition of businesses, net of cash acquired	(653)	—
Decrease (increase) in receivable from affiliate	275	(3)
Cash received from forward swap contract related to the sale of investment in Venator	—	16
Other, net	4	6
Net cash provided by (used in) investing activities from continuing operations	1,379	(113)
Net cash used in investing activities from discontinued operations	—	(31)
Net cash provided by (used in) investing activities	1,379	(144)

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months
	ended
	September 30,
	2020	2019
Financing Activities:
Net repayments on revolving loan facilities	$(153)	$(104)
Repayments of long-term debt	(17)	(662)
Proceeds from issuance of long-term debt	—	742
Repayments of short-term debt	(109)	—
Borrowings on short-term debt	—	101
Repayments of notes payable to affiliate	(380)	(197)
Repayments of notes payable	(32)	(21)
Dividends paid to noncontrolling interests	(23)	(40)
Debt issuance costs paid	—	(7)
Cash paid for noncontrolling interests	—	(100)
Dividends paid to parent	(109)	(112)
Costs of early extinguishment of debt	—	(21)
Other	(1)	1
Net cash used in financing activities	(824)	(420)
Effect of exchange rate changes on cash	(4)	(5)
Increase in cash, cash equivalents and restricted cash	642	77
Cash, cash equivalents and restricted cash at beginning of period	525	340
Cash, cash equivalents and restricted cash at end of period	$1,167	$417

Supplemental cash flow information:
Cash paid for interest	$49	$65
Cash paid for income taxes	242	102

As of September 30, 2020 and 2019, the amount of capital expenditures in accounts payable was $54 million and $48 million, respectively. During the nine months ended September 30, 2020 and 2019, Huntsman Corporation contributed $19 million and $21 million, respectively, related to stock-based compensation for continuing operations.

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

Recent Developments

Sale of India-Based Do-It-Yourself Consumer Adhesives Business

In October 2020, we announced that we have entered into a definitive agreement to sell our India-based do-it-yourself consumer adhesives (“DIY”) business, part of the Advanced Materials segment, to Pidilite Industries Ltd. in an all-cash transaction valued at up to $285 million, excluding customary working capital and other adjustments. Under the terms of the agreement, we will receive approximately $257 million in cash at closing and up to approximately $28 million of additional cash under an earnout within 18 months if the business achieves sales revenue in line with 2019. The transaction is expected to close in November 2020. We estimate cash taxes of just under 10% with this transaction.

Sale of Venator Interest

In August 2020, we entered into a definitive agreement with funds advised by SK Capital Partners, LP to sell approximately 42.5 million of ordinary shares we hold in Venator Materials PLC (“Venator”) for a cash purchase price of approximately $100 million, including a 30-month option for the sale of the remaining approximate 9.5 million ordinary shares we hold in Venator at $2.15 per share. The transaction is subject to regulatory approvals and is expected to close near year end 2020. The sale of the Venator shares facilitates an estimated cash tax savings of approximately $150 million anticipated by offsetting an expected capital loss on the sale of Venator shares against the capital gain realized on the sale of our chemical intermediates businesses, which included PO/MTBE, and our surfactants businesses (collectively, our “Chemical Intermediates Businesses”) that closed this year in January. See “Note 4. Discontinued Operations and Business Disposition—Separation and Deconsolidation of Venator.”

In connection with the 2017 initial public offering of Venator, we recorded a receivable of approximately $34 million related to certain income tax benefits that will be reduced upon completion of the sale of Venator shares to SK Capital Partners, LP due to a tax change of control limitation on certain Venator tax net operating losses. Accordingly, we expect to write off a significant portion of this receivable when the transaction closes.

COVID-19 Update

The recent outbreak of the coronavirus disease (“COVID-19”) has spread from China to many other countries, including the United States (“U.S.”). In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of September 30, 2020, there have not been any significant interruptions in our ability to provide our products and support to our customers. However, the COVID-19 pandemic has significantly impacted economic conditions throughout the U.S. and the world, including the markets in which we operate. Demand for our products declined at a rapid pace in the second quarter 2020, which led to a meaningful adverse impact on our revenues and financial results. Although we have experienced improved conditions in most of our core markets in the third quarter of 2020, demand for our products remained modestly down compared to the same period of 2019.

In response to the impact of COVID-19, we have implemented, and may continue to implement, cost saving initiatives, including:

●	suspended merit and general wage increases that customarily occur at the end of the first quarter;
●	implemented a temporary hiring freeze for all non-business critical positions;
●	accelerated integration efforts related to the integration of Icynene-Lapolla and CVC Thermoset Specialties in order to more expeditiously capture related synergies;
●	implemented restructuring programs in our Polyurethanes segment to reorganize our spray polyurethane foam business to better position this business for efficiencies and growth in coming years and to optimize our downstream footprint;

●	implemented a restructuring program in our Performance Products segment, primarily related to workforce reductions, in response to the sale of our Chemical Intermediates Businesses to Indorama;
●	implemented restructuring programs in our Advanced Materials segment, primarily related to workforce reductions in connection with the CVC Thermoset Specialties Acquisition and the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes; and
●	implemented restructuring programs in our Textile Effects segment to rationalize and realign structurally across various functions and certain locations within the segment.

For more information regarding our 2020 restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs”.

There continues to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic and the extent of local, regional and worldwide economic, social and political disruption. Given such uncertainties, it is difficult to estimate the magnitude COVID-19 may impact our future business, but we expect any adverse impact to continue for some time.

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

3. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of CVC Thermoset Specialties

On May 18, 2020, we completed our acquisition of CVC Thermoset Specialties (“CVC Thermoset Specialties Acquisition”), a North American specialty chemical manufacturer serving the industrial composites, adhesives and coatings markets. We acquired the business for $306 million from Emerald Performance Materials LLC, which is majority owned by affiliates of American Securities LLC, in an all-cash transaction funded from available liquidity. The acquired business is being integrated into our Advanced Materials segment. Transaction costs related to this acquisition were approximately nil and $5 million as of the three and nine months ended September 30, 2020, respectively, and were recorded in other operating expenses, net in our condensed consolidated statements of operations.

We have accounted for the CVC Thermoset Specialties Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the CVC Thermoset Specialties Acquisition	$306

Accounts receivable	$12
Inventories	39
Property, plant and equipment	88
Intangible assets	60
Goodwill	119
Accounts payable	(7)
Deferred income taxes	(5)
Total fair value of net assets acquired	$306

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

The acquired business had revenues and net loss of $25 million and $4 million, respectively, for the period from the date of acquisition to September 30, 2020.

If this acquisition were to have occurred on January 1, 2019, the following estimated pro forma revenues, net income and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2019	2020	2019
Revenues	$1,714	$4,382	$5,228
Net (loss) income	61	707	327
Net (loss) income attributable to Huntsman Corporation	50	692	296

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2019	2020	2019
Revenues	$1,714	$4,382	$5,228
Net (loss) income	58	707	318
Net (loss) income attributable to Huntsman International	47	692	287

Acquisition of Icynene-Lapolla

On February 20, 2020, we completed our acquisition of Icynene-Lapolla, a leading North American manufacturer and distributor of spray polyurethane foam insulation systems for residential and commercial applications (“Icynene-Lapolla Acquisition”). We acquired the business from an affiliate of FFL Partners, LLC for $353 million in an all-cash transaction funded from available liquidity. The acquired business was integrated into our Polyurethanes segment. Transaction costs related to this acquisition were approximately nil and $14 million for the three and nine months ended September 30, 2020, respectively, and were recorded in other operating expenses, net in our condensed consolidated statements of operations.

We have accounted for the Icynene-Lapolla Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the Icynene-Lapolla Acquisition	$353

Cash	$7
Accounts receivable	37
Inventories	36
Prepaid expenses and other current assets	1
Property, plant and equipment	7
Intangible assets	165
Goodwill	134
Other noncurrent assets	3
Accounts payable	(13)
Accrued liabilities	(10)
Deferred income taxes	(14)
Total fair value of net assets acquired	$353

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

The acquired business had revenues and net income of $139 million and $4 million, respectively, for the period from the date of acquisition to September 30, 2020.

If this acquisition were to have occurred on January 1, 2019, the following estimated pro forma revenues, net income and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2019	2020	2019
Revenues	$1,746	$4,380	$5,312
Net income	36	702	280
Net income attributable to Huntsman Corporation	25	687	249

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2019	2020	2019
Revenues	$1,746	$4,380	$5,312
Net income	33	702	271
Net income attributable to Huntsman International	22	687	240

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama Ventures Holdings L.P. (“Indorama”) in a transaction valued at approximately $2 billion, comprised of a cash purchase price of approximately $1.92 billion and the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. In connection with this sale, we received proceeds of $1.92 billion and recognized a net after-tax gain of $748 million in the first nine months of 2020. Additionally, in connection with this sale, we entered into long-term supply agreements with Indorama for certain raw materials at market prices supplied by our former Chemical Intermediates Businesses.

During the first nine months of 2020, we paid $188 million of income taxes with respect to the gain on the sale of our Chemical Intermediates Businesses. If the sale of approximately 42.5 million ordinary shares we hold in Venator to SK Capital Partners, LP is completed on or before December 31, 2020, we anticipate to offset an expected capital loss on the sale of the Venator shares against the capital gain realized on the sale of our Chemical Intermediates Businesses, and, accordingly, we expect to pay additional income taxes of approximately $37 million during the fourth quarter of 2020 in connection with the sale of our Chemical Intermediates Businesses. If the sale of these Venator shares does not close on or before December 31, 2020, then we expect to pay additional income taxes of approximately $187 million during the fourth quarter of 2020 in connection with the sale of our Chemical Intermediates Businesses and would realize the benefit of approximately $150 million related to the capital loss on the sale of Venator shares in late 2021 or early 2022. For more information on the sale of ordinary shares we hold in Venator to SK Capital Partners, LP, see “Note 1. Recent Developments – Sale of Venator Interest.”

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in our condensed consolidated balance sheets (dollars in millions):

December 31,
2019
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$145
Inventories	105
Total current assets
Property, plant and equipment, net	720
Operating lease right-of-use assets	69
Deferred income taxes	4
Other noncurrent assets	165
Total assets held for sale(1)	$1,208
Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$152
Accrued liabilities	26
Current operating lease liabilities	20
Total current liabilities
Deferred income taxes	135
Noncurrent operating lease liabilities	51
Other noncurrent liabilities	128
Total noncurrent liabilities
Total liabilities held for sale(1)	$512
(1)	The assets and liabilities held for sale were classified as current as of December 31, 2019 because the sale of our Chemical Intermediates Businesses was completed on January 3, 2020.

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income of discontinued operations as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Major line items constituting pretax income of discontinued operations(1):
Trade sales, services and fees, net(2)	$—	$400	$7	$1,183
Cost of goods sold(2)	—	292	11	976
Gain on sale of the Chemical Intermediates Businesses	—	—	978	—
Insurance proceeds	—	—	48	—
Other expense items, net	—	15	1	37
Income from discontinued operations before income taxes	—	93	1,021	170
Income tax expense	—	(25)	(239)	(44)
Net income attributable to discontinued operations	$—	$68	$782	$126
(1)	Discontinued operations include our Chemical Intermediates Businesses, our Australian styrenics operations and our North American polymers and base chemicals operations for all periods presented.

(2)	Includes eliminations of trade sales, services and fees, net and cost of sales between continuing operations and discontinued operations.

Separation and Deconsolidation of Venator

In August 2017, we separated our Titanium Dioxide and Performance Additives business and conducted an initial public offering of ordinary shares of Venator. Following a series of public offerings and sales of Venator ordinary shares, beginning in December 2018, our ownership in Venator decreased to approximately 49%, and we began accounting for our remaining interest in Venator as an equity method investment using the fair value option. For the three months ended September 30, 2020 and 2019, we recorded a gain of $6 million and a loss of $148 million, respectively, and for the nine months ended September 30, 2020 and 2019, we recorded a loss of $100 million and $91 million, respectively. These gains and losses were recorded in “Fair value adjustments to Venator investment” on our condensed consolidated statements of operations.

In August 2020, we entered into a definitive agreement to sell approximately 42.5 million of ordinary shares we hold in Venator, including a 30-month option for the sale of the remaining approximate 9.5 million ordinary shares we hold in Venator at $2.15 per share. See “Note 1. General—Recent Developments—Sale of Venator Interest.”

Summarized financial information of Venator for the three and nine months ended September 30, 2020 and 2019 is as follows (in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$474	$526	$1,462	$1,666
Gross profit	20	62	126	205
(Loss) income from continuing operations	(39)	(17)	(48)	3
Net (loss) income	(39)	(17)	(48)	3
Net loss attributable to Venator	(42)	(18)	(54)	(1)

5. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2020	2019
Raw materials and supplies	$174	$175
Work in progress	44	49
Finished goods	624	718
Total	842	942
LIFO reserves	(23)	(28)
Net inventories	$819	$914

As of September 30, 2020 and December 31, 2019, approximately 7% and 9%, respectively, of inventories were recorded using the LIFO cost method, respectively.

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

During the nine months ended September 30, 2020, there were no changes in our variable interest entities.

Sasol-Huntsman was our 50%-owned joint venture with Sasol that owned and operated a maleic anhydride facility in Moers, Germany. On September 30, 2019, we acquired the 50% noncontrolling interest that we did not own in

Sasol-Huntsman. As such, as of September 30, 2019, Sasol-Huntsman became our wholly-owned subsidiary and was no longer accounted for as a variable interest entity.

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest September 30, 2020, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of September 30, 2020 and our consolidated balance sheet as of December 31, 2019 (dollars in millions):

	September 30,	December 31,
	2020	2019
Current assets	$36	$50
Property, plant and equipment, net	168	180
Operating lease right-of-use assets	20	16
Other noncurrent assets	136	132
Deferred income taxes	30	30
Total assets	$390	$408
Current liabilities	$165	$151
Long-term debt	3	29
Noncurrent operating lease liabilities	16	11
Other noncurrent liabilities	79	87
Total liabilities	$263	$278

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and nine months ended September 30, 2020 and 2019 are as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020(1)	2019	2020(1)	2019
Revenues	$—	$28	$—	$95
Income from continuing operations before income taxes	—	3	1	16
Net cash provided by operating activities	3	12	17	72
(1)	As of September 30, 2019, Sasol-Huntsman was no longer accounted for as a variable interest entity. Therefore, this financial data excludes information for Sasol-Huntsman.

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

2020 Restructuring Activities

Beginning in the second quarter of 2020, our Polyurethanes segment implemented a restructuring program to reorganize its spray polyurethane foam business to better position this business for efficiencies and growth in coming years. In connection with this restructuring program, we recorded restructuring expense of approximately $6 million in the nine months ended September 30, 2020 related primarily to workforce reductions and accelerated depreciation.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. In connection with this restructuring program, we recorded restructuring expense of approximately $1 million in the third quarter of 2020, and we expect to record further restructuring expenses of between approximately $23 million and $30 million through 2021.

Beginning in the second quarter of 2020, our Performance Products segment implemented a restructuring program, primarily related to workforce reductions, in response to the sale of our Chemical Intermediates Businesses to

Indorama. In connection with this restructuring program, we recorded restructuring expense of approximately $4 million in the nine months ended September 30, 2020.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs, primarily related to workforce reductions in connection with the CVC Thermoset Specialties Acquisition and the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded restructuring expense of approximately $10 million in the nine months ended September 30, 2020.

During 2020, our Textile Effects segment implemented restructuring programs to rationalize and realign structurally across various functions and certain locations within the segment. In connection with these restructuring programs, we recorded restructuring expense of approximately $10 million in the nine months ended September 30, 2020 related primarily to workforce reductions.

2019 Restructuring Activities

In September 2011, we initiated a restructuring program in our Textile Effects segment to close its production facilities and business support offices in Basel, Switzerland. In July 2019, we sold the production and business support offices in Basel. Accordingly, during the third quarter of 2019, we received proceeds of $49 million related to this sale and recognized a corresponding gain on disposal of assets of $49 million. This gain was recorded as a credit to restructuring, impairment and plant closing costs during the third quarter of 2019.

8. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

Huntsman Corporation

	September 30,	December 31,
	2020	2019
Senior Credit Facilities:
Revolving facility	$—	$40
Amounts outstanding under A/R programs	52	167
Term loan	—	103
Senior notes	2,003	1,963
Variable interest entities	50	65
Other	19	51
Total debt	$2,124	$2,389
Total current portion of debt	$567	$212
Long-term portion of debt	1,557	2,177
Total debt	$2,124	$2,389

Huntsman International

	September 30,	December 31,
	2020	2019
Senior Credit Facilities:
Revolving facility	$—	$40
Amounts outstanding under A/R programs	52	167
Term loan	—	103
Senior notes	2,003	1,963
Variable interest entities	50	65
Other	19	51
Total debt, excluding debt to affiliates	$2,124	$2,389
Total current portion of debt	$567	$212
Long-term portion of debt	1,557	2,177
Total debt, excluding debt to affiliates	2,124	2,389
Notes payable to affiliates-current	—	100
Notes payable to affiliates-noncurrent	—	280
Total debt	$2,124	$2,769

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. For September 30, 2020 and December 31, 2019, the amount of debt issuance costs directly reducing the debt liability was $9 million and $11 million, respectively. We record the amortization of debt issuance costs as interest expense.

Revolving Credit Facility

As of September 30, 2020, our $1.2 billion senior unsecured revolving credit facility (“2018 Revolving Credit Facility”) was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
2018 Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 1.50%	2023
(1)	On September 30, 2020, we had an additional $6 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2018 Revolving Credit Facility.

(2)	Interest rates on borrowings under the 2018 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of September 30, 2020 was 1.50% above LIBOR.

Term Loan Credit Facility

On September 24, 2019, Huntsman International entered into a 364-day term loan facility (the “2019 Term Loan”), pursuant to which Huntsman International borrowed an aggregate principal amount of €92 million (or $101 million equivalent). We used the net proceeds from the 2019 Term Loan to finance our acquisition of the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. On September 22, 2020, we repaid the 2019 Term Loan in full at maturity.

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

Information regarding our A/R Programs as of September 30, 2020 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2022	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	April 2022	€100	€45		Applicable rate plus 1.30%
		(or approximately $117)	(or approximately $52)
(1)	The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)	The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. The applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(3)	As of September 30, 2020, we had approximately $4 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of September 30, 2020 and December 31, 2019, $207 million and $221 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2020, we had approximately $139 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2020, we have designated approximately €715 million (approximately $834 million) of euro-denominated debt as a hedge of our net investment. For the nine months ended September 30, 2020 and September 30, 2019, the amount recognized on the hedge of our net investment was a loss of $31 million and a gain of $23 million, respectively, and was recorded in other comprehensive income in our condensed consolidated statements of comprehensive income.

In connection with the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A., we recorded a forward swap. In February 2019, we settled this forward swap and received $16 million from the counterparty.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$24	$24	$28	$28
Long-term debt (including current portion)	(2,124)	(2,314)	(2,389)	(2,544)

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2020, and current estimates of fair value may differ significantly from the amounts presented herein.

During the nine months ended September 30, 2020, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

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

The following tables disaggregate our revenue from continuing operations by major source for the three months ended September 30, 2020 and 2019 (dollars in millions):

2020	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$350	$104	$52	$12	$(5)	$513
Europe	253	57	70	20	—	400
Asia Pacific	264	63	57	86	—	470
Rest of world	69	14	20	24	—	127
	$936	$238	$199	$142	$(5)	$1,510

Major Product Groupings
MDI urethanes	$936					$936
Differentiated		$238				238
Specialty			$178			178
Non-specialty			21			21
Textile chemicals, dyes and digital inks				$142		142
Eliminations					$(5)	(5)
	$936	$238	$199	$142	$(5)	$1,510

2019	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$362	$132	$74	$15	$(19)	$564
Europe	272	74	93	29	(2)	466
Asia Pacific	287	60	69	104	—	520
Rest of world	72	15	20	31	(1)	137
	$993	$281	$256	$179	$(22)	$1,687

Major Product Groupings
MDI urethanes	$993					$993
Differentiated		$281				281
Specialty			$222			222
Non-specialty			34			34
Textile chemicals, dyes and digital inks				$179		179
Eliminations					$(22)	(22)
	$993	$281	$256	$179	$(22)	$1,687

The following tables disaggregate our revenue from continuing operations by major source for the nine months ended September 30, 2020 and 2019 (dollars in millions):

2020	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,015	$333	$167	$36	$(16)	$1,535
Europe	681	184	243	71	(1)	1,178
Asia Pacific	673	194	164	251	—	1,282
Rest of world	185	47	58	66	(1)	355
	$2,554	$758	$632	$424	$(18)	$4,350

Major Product Groupings
MDI urethanes	$2,554					$2,554
Differentiated		$758				758
Specialty			$561			561
Non-specialty			71			71
Textile chemicals, dyes and digital inks				$424		424
Eliminations					$(18)	(18)
	$2,554	$758	$632	$424	$(18)	$4,350

2019	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,094	$404	$224	$48	$(44)	$1,726
Europe	802	249	322	99	(8)	1,464
Asia Pacific	803	179	201	336	(1)	1,518
Rest of world	232	48	56	100	(4)	432
	$2,931	$880	$803	$583	$(57)	$5,140

Major Product Groupings
MDI urethanes	$2,931					$2,931
Differentiated		$880				880
Specialty			$683			683
Non-specialty			120			120
Textile chemicals, dyes and digital inks				$583		583
Eliminations					$(57)	(57)
	$2,931	$880	$803	$583	$(57)	$5,140
(1)	Geographic information for revenues is based upon countries into which product is sold.

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

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$13	$14	$—	$—
Interest cost	15	19	1	1
Expected return on assets	(44)	(40)	—	—
Amortization of prior service benefit	(2)	(1)	(2)	(1)
Amortization of actuarial loss	21	17	1	—
Net periodic benefit cost	$3	$9	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$39	$39	$1	$1
Interest cost	46	59	2	2
Expected return on assets	(129)	(118)	—	—
Amortization of prior service benefit	(5)	(4)	(4)	(4)
Amortization of actuarial loss	60	51	1	1
Net periodic benefit cost	$11	$27	$—	$—

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$13	$14	$—	$—
Interest cost	15	19	1	1
Expected return on assets	(44)	(40)	—	—
Amortization of prior service benefit	(2)	(1)	(2)	(1)
Amortization of actuarial loss	21	17	1	—
Net periodic benefit cost	$3	$9	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$39	$39	$1	$1
Interest cost	46	59	2	2
Expected return on assets	(129)	(118)	—	—
Amortization of prior service benefit	(5)	(4)	(4)	(4)
Amortization of actuarial loss	62	53	1	1
Net periodic benefit cost	$13	$29	$—	$—

During the nine months ended September 30, 2020 and 2019, we made contributions to our pension and other postretirement benefit plans of $73 million and $67 million, respectively. During the remainder of 2020, we expect to contribute an additional amount of approximately $16 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we suspended share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

Dividends on Common Stock

During the quarters ended September 30, 2020 and September 30, 2019, we paid $36 million and $38 million, respectively, or $0.1625 per share each, to common stockholders. During the quarters ended June 30, 2020 and June 30, 2019, we paid $36 million and $38 million, respectively, or $0.1625 per share each, to common stockholders. During the quarters ended March 31, 2020 and March 31, 2019, we paid dividends of $37 million and $39 million, respectively, or $0.1625 per share each, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2020	$(369)	$(1,031)	$8	$4	$(1,388)	$26	$(1,362)
Other comprehensive (loss) income before reclassifications, gross	(42)	8	—	—	(34)	(3)	(37)
Tax expense	—	(2)	—	—	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	93	—	—	93	—	93
Tax expense	—	(21)	—	—	(21)	—	(21)
Net current-period other comprehensive (loss) income	(42)	78	—	—	36	(3)	33
Ending balance, September 30, 2020	$(411)	$(953)	$8	$4	$(1,352)	$23	$(1,329)
(a)	Amounts are net of tax of $68 as of both September 30, 2020 and January 1, 2020.

(b)	Amounts are net of tax of $125 and $148 as of September 30, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman Corporation
Beginning balance, January 1, 2019	$(371)	$(994)	$8	$5	$(1,352)	$36	$(1,316)
Other comprehensive income before reclassifications, gross	(19)	—	—	(1)	(20)	6	(14)
Tax expense	(1)	—	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	46	—	—	46	—	46
Tax expense	—	(10)	—	—	(10)	—	(10)
Net current-period other comprehensive income	(20)	36	—	(1)	15	6	21
Acquisition of noncontrolling interest	—	—	—	—	—	(15)	(15)
Ending balance, September 30, 2019	$(391)	$(958)	$8	$4	$(1,337)	$27	$(1,310)
(a)	Amounts are net of tax of $72 and $71 as of September 30, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $125 and $135 as of September 30, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

	Three months ended September 30,
	2020	2019
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(2)	(b)
Actuarial loss	21	17	(b)(d)
	18	15	Total before tax
	(4)	(4)	Income tax expense
Total reclassifications for the period	$14	$11	Net of tax

	Nine months ended September 30,
	2020	2019
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(9)	$(8)	(b)
Settlement loss	41	—	(c)
Actuarial loss	61	54	(b)(d)
	93	46	Total before tax
	(21)	(10)	Income tax expense
Total reclassifications for the period	$72	$36	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 of pension and other post-employment benefit settlement losses during the nine months ended September 30, 2020.

(d)	Amounts contain approximately $1 of actuarial losses related to discontinued operations for both the three months ended September 30, 2020 and 2019, and $4 of actuarial losses related to discontinued operations for both the nine months ended September 30, 2020 and 2019.

Huntsman International

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2020	$(374)	$(1,012)	$8	$—	$(1,378)	$26	$(1,352)
Other comprehensive (loss) income before reclassifications, gross	(42)	8	—	—	(34)	(3)	(37)
Tax expense	—	(2)	—	—	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	95	—	—	95	—	95
Tax expense	—	(21)	—	—	(21)	—	(21)
Net current-period other comprehensive (loss) income	(42)	80	—	—	38	(3)	35
Ending balance, September 30, 2020	$(416)	$(932)	$8	$—	$(1,340)	$23	$(1,317)
(a)	Amounts are net of tax of $55 as of both September 30, 2020 and January 1, 2020.

(b)	Amounts are net of tax of $150 and $174 as of September 30, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

	Foreign currency translation adjustment(a)	Pension and other postretirement benefits adjustments(b)	Other comprehensive income of unconsolidated affiliates	Other, net	Total	Amounts attributable to noncontrolling interests	Amounts attributable to Huntsman International
Beginning balance, January 1, 2019	$(376)	$(977)	$8	$1	$(1,344)	$36	$(1,308)
Other comprehensive income before reclassifications, gross	(20)	—	—	(1)	(21)	6	(15)
Tax expense	(1)	—	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	48	—	—	48	—	48
Tax expense	—	(10)	—	—	(10)	—	(10)
Net current-period other comprehensive income	(21)	38	—	(1)	16	6	22
Acquisition of noncontrolling interest	—	—	—	—	—	(15)	(15)
Ending balance, September 30, 2019	$(397)	$(939)	$8	$—	$(1,328)	$27	$(1,301)
(a)	Amounts are net of tax of $59 and $57 as of September 30, 2019 and January 1, 2019, respectively.

(b)	Amounts are net of tax of $151 and $161 as of September 30, 2019 and January 1, 2019, respectively.

(c)	See table below for details about these reclassifications.

	Three months ended September 30,
	2020	2019
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(2)	(b)
Actuarial loss	22	17	(b)(d)
	19	15	Total before tax
	(4)	(3)	Income tax expense
Total reclassifications for the period	$15	$12	Net of tax

	Nine months ended September 30,
	2020	2019
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(9)	$(8)	(b)
Settlement loss	41	—	(c)
Actuarial loss	63	56	(b)(d)
	95	48	Total before tax
	(21)	(10)	Income tax expense
Total reclassifications for the period	$74	$38	Net of tax
(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 of pension and other post-employment benefit settlement losses during the nine months ended September 30, 2020.

(d)	Amounts contain approximately $1 of actuarial losses related to discontinued operations for both the three months ended September 30, 2020 and 2019, and $4 of actuarial losses related to discontinued operations for both the nine months ended September 30, 2020 and 2019.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For each of the nine months ended September 30, 2020 and 2019, our capital expenditures for EHS matters totaled $17 million. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $4 million for environmental liabilities for both September 30, 2020 and December 31, 2019. Of these amounts, $1 million was classified as accrued liabilities in our condensed consolidated balance sheets as of both September 30, 2020 and December 31, 2019, and $3 million was classified as other noncurrent liabilities in our condensed consolidated balance sheets as of both September 30, 2020 and December 31, 2019. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

North Maybe Canyon Mine Remediation

The North Maybe Canyon Mine site is a CERCLA site and involves a former phosphorous mine near Soda Springs, Idaho, which is believed to have been operated by several companies, including a predecessor company to us. In 2004, the U.S. Forest Service notified us that we are a CERCLA potentially responsible party (“PRP”) for contamination originating from the site. In February 2010, we and Wells Cargo (another PRP) agreed to conduct a Remedial Investigation/Feasibility Study of a portion of the site and are currently engaged in that process. During the first nine months of 2020, there have been no significant developments, and, at this time, we are unable to reasonably estimate our potential liabilities at this site.

17. STOCK-BASED COMPENSATION PLANS

As of September 30, 2020, we had approximately 7 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Huntsman Corporation compensation cost	$6	$7	$20	$22
Huntsman International compensation cost	6	7	19	21

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $3 million and $7 million for the nine months ended September 30, 2020 and 2019, respectively.

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

	Three months			Nine months
	ended			ended
	September 30,			September 30,
	2020		2019	2020		2019
Dividend yield	3.1%		NA	3.0%		2.9%
Expected volatility	53.7%		NA	53.1%		54.0%
Risk-free interest rate	0.4%		NA	1.4%		2.5%
Expected life of stock options granted during the period	5.9	years	NA	5.9	years	5.9	years

During the three months ended September 30, 2019, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of September 30, 2020 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2020	5,025	$19.08
Granted	788	21.52
Exercised	(484)	13.05
Forfeited	(168)	24.19
Outstanding at September 30, 2020	5,161	19.85	6.1	$17
Exercisable at September 30, 2020	3,713	18.61	5.0	17

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2020 was $8.25 per option. As of September 30, 2020, there was $9 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was approximately $4 million and $2 million, respectively. Cash received from stock options exercised during each of the nine months ended September 30, 2020 and 2019 was approximately $2 million and $1 million, respectively. The cash tax benefit from stock options exercised during each of the nine months ended September 30, 2020 and 2019 was approximately $1 million and nil, respectively.

Nonvested Shares

Nonvested shares granted under the stock-based compensation plans consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2020 and 2019, the weighted-average expected volatility rate was 34.0% and 34.6%, respectively, and the weighted average risk-free interest rate was 1.4% and 2.5%, respectively. For the performance share unit awards granted in the nine months ended September 30, 2020 and 2019, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of September 30, 2020 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2020	1,640		$24.61	427	$24.80
Granted	848		21.92	238	21.53
Vested	(571)	(1)(2)	25.19	(218)	24.64
Forfeited	(41)		26.65	(36)	23.66
Nonvested at September 30, 2020	1,876		23.17	411	23.09
(1)	As of September 30, 2020, a total of 426,856 restricted stock units were vested but not yet issued, of which 37,761 vested during the nine months ended September 30, 2020. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 174,200 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2019. During the nine months ended September 30, 2020, an additional 165,489 performance share unit awards with a grant date fair value of $26.99 vested above the target in accordance the performance criteria of these awards.

As of September 30, 2020, there was $27 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The value of share awards that vested during each of the nine months ended September 30, 2020 and 2019 was $24 million.

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

During the nine months ended September 30, 2020 and 2019, there was no tax benefit or expense recognized in connection with the loss of $100 million and loss of $90 million, respectively, on fair value adjustments to our Venator investment, recorded as part of non-operating income from continuing operations. As of December 31, 2019, we have recognized the portion of our Venator investment tax basis in excess of book that we ultimately expect to be able to utilize; therefore, no incremental tax benefit has been recognized on the year-to-date fair value loss. As a significant, unusual, non-operating item, this amount was treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Effective January 1, 2019, Switzerland reduced certain cantonal income tax rates resulting in a decrease in our net deferred tax assets and a corresponding noncash income tax expense of $32 million for the nine months ended September 30, 2019.

Huntsman Corporation

We recorded income tax expense from continuing operations of $9 million and $113 million for the nine months ended September 30, 2020 and 2019, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. The decrease in pretax income, as well as the one-time tax expense in 2019 due to the reduction in our Switzerland net deferred tax assets related to the 2019 tax rate change, resulted in lower income tax expense during the first nine months of 2020 as compared to the same period of 2019.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $9 million and $110 million for the nine months ended September 30, 2020 and 2019, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. The decrease in pretax income, as well as the one-time tax expense in 2019 due to the reduction in our Switzerland net deferred tax assets related to the 2019 tax rate change, resulted in lower income tax expense during the first nine months of 2020 as compared to the same period of 2019.

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

Basic and diluted earnings per share is determined using the following information (in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Income (loss) from continuing operations attributable to Huntsman Corporation	$48	$(38)	$(91)	$133
Net income attributable to Huntsman Corporation	48	30	691	259
Denominator:
Weighted average shares outstanding	219.8	227.4	220.8	230.3
Dilutive shares:
Stock-based awards	1.5	—	—	1.7
Total weighted average shares outstanding, including dilutive shares	221.3	227.4	220.8	232.0

Additional stock-based awards of 3.8 million and 5.2 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2020 and 2019, respectively, and 6.1 million and 3.6 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2020 and 2019, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 because the effect would be anti-dilutive.

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

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Polyurethanes	$936	$993	$2,554	$2,931
Performance Products	238	281	758	880
Advanced Materials	199	256	632	803
Textile Effects	142	179	424	583
Corporate and eliminations	(5)	(22)	(18)	(57)
Total	$1,510	$1,687	$4,350	$5,140

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$156	$146	$271	$426
Performance Products	36	38	123	125
Advanced Materials	25	51	103	159
Textile Effects	8	16	24	66
Corporate and other(2)	(37)	(36)	(114)	(112)
Total	188	215	407	664
Reconciliation of adjusted EBITDA to net income:
Interest expense, net—continuing operations	(24)	(27)	(63)	(86)
Income tax expense—continuing operations	(15)	(30)	(9)	(113)
Income tax expense—discontinued operations	—	(25)	(239)	(44)
Depreciation and amortization—continuing operations	(70)	(65)	(206)	(201)
Depreciation and amortization—discontinued operations	—	(13)	—	(59)
Net income attributable to noncontrolling interests	9	11	15	31
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(9)	(3)	(30)	(4)
EBITDA from discontinued operations(3)	—	106	1,021	229
Fair value adjustments to Venator investment	6	(148)	(100)	(90)
Loss on early extinguishment of debt	—	—	—	(23)
Certain legal and other settlements and related income (expenses)	4	(1)	(2)	(1)
Gain on sale of businesses/assets	—	—	1	—
Income from transition services arrangements	1	—	6	—
Certain nonrecurring information technology project implementation costs	(1)	(1)	(3)	(1)
Amortization of pension and postretirement actuarial losses	(20)	(16)	(57)	(49)
Plant incident remediation costs	—	(5)	(1)	(5)
Restructuring, impairment and plant closing and transition (costs) credits	(12)	43	(34)	42
Net income	$57	$41	$706	$290

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2020	2019	2020	2019
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$156	$146	$271	$426
Performance Products	36	38	123	125
Advanced Materials	25	51	103	159
Textile Effects	8	16	24	66
Corporate and other(2)	(36)	(35)	(110)	(108)
Total	189	216	411	668
Reconciliation of adjusted EBITDA to net income:
Interest expense, net—continuing operations	(24)	(31)	(65)	(99)
Income tax expense—continuing operations	(15)	(29)	(9)	(110)
Income tax expense—discontinued operations	—	(25)	(239)	(44)
Depreciation and amortization—continuing operations	(70)	(65)	(206)	(201)
Depreciation and amortization—discontinued operations	—	(13)	—	(59)
Net income attributable to noncontrolling interests	9	11	15	31
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(9)	(3)	(30)	(4)
EBITDA from discontinued operations(3)	—	106	1,021	229
Fair value adjustments to Venator investment	6	(148)	(100)	(90)
Loss on early extinguishment of debt	—	—	—	(23)
Certain legal and other settlements and related income (expenses)	4	(1)	(2)	(1)
Gain on sale of businesses/assets	—	—	1	—
Income from transition services arrangements	1	—	6	—
Certain nonrecurring information technology project implementation costs	(1)	(1)	(3)	(1)
Amortization of pension and postretirement actuarial losses	(20)	(17)	(59)	(52)
Plant incident remediation costs	—	(5)	(1)	(5)
Restructuring, impairment and plant closing and transition (costs) credits	(12)	43	(34)	42
Net income	$58	$38	$706	$281
(1)	We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net (loss) income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related expenses; (f) (loss) gain on sale of businesses/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; and (k) restructuring, impairment, plant closing and transition costs.

(2)	Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(3)	Includes the gain on the sale of our Chemical Intermediates Businesses in 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, digital inks, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues from continuing operations for the nine months ended September 30, 2020 and 2019 were $4,350 million and $5,140 million, respectively.

Recent Developments

Reduced Operating Rates at our Geismar, Louisiana MDI Facility

On October 15, 2020, we announced that due to a mechanical failure at a third-party raw material supplier, our Geismar, Louisiana MDI facility is experiencing a partial outage which is estimated to last approximately five weeks. We currently estimate that this partial outage will negatively impact our fourth quarter 2020 adjusted EBITDA by approximately $15 million. Refer to “—Non-GAAP Financial Measures” and “Forward-Looking Statements” for a discussion of our use of adjusted EBITDA and forward-looking statements in this Form 10-Q.

Sale of India-Based Do-It-Yourself Consumer Adhesives Business

In October 2020, we announced that we have entered into a definitive agreement to sell our India-based DIY business, part of the Advanced Materials segment, to Pidilite Industries Ltd. in an all-cash transaction valued at up to $285 million, excluding customary working capital and other adjustments. Under the terms of the agreement, we will receive approximately $257 million in cash at closing and up to approximately $28 million of additional cash under an earnout within 18 months if the business achieves sales revenue in line with 2019. The transaction is expected to close in November 2020. We estimate cash taxes of just under 10% with this transaction.

Sale of Venator Interest

In August 2020, we entered into a definitive agreement with funds advised by SK Capital Partners, LP to sell approximately 42.5 million of ordinary shares we hold in Venator for a cash purchase price of approximately $100 million, including a 30-month option for the sale of the remaining approximate 9.5 million ordinary shares we hold in Venator at $2.15 per share. The transaction is subject to regulatory approvals and is expected to close near year end 2020. The sale of the Venator shares facilitates an estimated cash tax savings of approximately $150 million anticipated by offsetting an expected capital loss on the sale of Venator shares against the capital gain realized on the sale of our Chemical Intermediates Businesses that closed this year in January. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

In connection with the 2017 initial public offering of Venator, we recorded a receivable of approximately $34 million related to certain income tax benefits that will be reduced upon completion of the sale of Venator shares to SK Capital Partners, LP due to a tax change of control limitation on certain Venator tax net operating losses. Accordingly, we expect to write off a significant portion of this receivable when the transaction closes.

COVID-19 Update

The recent outbreak of COVID-19 has spread from China to many other countries, including the U.S. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of September 30, 2020, there have not been any significant interruptions in our ability to provide our products and support to our customers. However, the COVID-19 pandemic has significantly impacted economic conditions throughout the United States and the world, including the markets in which we operate. Demand for our products declined at a rapid pace in the second quarter 2020, which led to a meaningful adverse impact on our revenues and financial results. Although we have experienced improved conditions in most of our core markets in the third quarter of 2020, demand for our products remained modestly down compared to the same period of 2019.

In response to the impact of COVID-19, we have implemented, and may continue to implement, cost saving initiatives, including:

●	suspended merit and general wage increases that customarily occur at the end of the first quarter;
●	implemented a temporary hiring freeze for all non-business critical positions;
●	accelerated integration efforts related to the integration of Icynene-Lapolla and CVC Thermoset Specialties in order to more expeditiously capture related synergies;
●	implemented restructuring programs in our Polyurethanes segment to reorganize our spray polyurethane foam business to better position this business for efficiencies and growth in coming years and to optimize our downstream footprint;
●	implemented a restructuring program in our Performance Products segment, primarily related to workforce reductions, in response to the sale of our Chemical Intermediates Businesses to Indorama;
●	implemented restructuring programs in our Advanced Materials segment, primarily related to workforce reductions in connection with the CVC Thermoset Specialties Acquisition and the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes; and
●	implemented restructuring programs in our Textile Effects segment to rationalize and realign structurally across various functions and certain locations within the segment.

For more information regarding our 2020 restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

There continues to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic and the extent of local, regional and worldwide economic, social and political disruption. Given such uncertainties, it is difficult to estimate the magnitude COVID-19 may impact our future business, but we expect any adverse impact to continue for some time.

Outlook

We expect the following factors to impact our operating segments in the fourth quarter of 2020:

Polyurethanes:

●	Fourth quarter 2020 adjusted EBITDA nearly in line with third quarter 2020, including an approximate $15 million impact from reduced operating rates at our Geismar, Louisiana MDI facility
●	Positive trends in our construction and automotive markets
●	Higher margins in our component MDI and polymeric systems from third quarter 2020 to fourth quarter 2020
●	Integration of our spray polyurethane foam business is on track to deliver annualized synergies of approximately $20 million in early 2021

Performance Products:

●	Lower adjusted EBITDA year over year, but relatively flat compared to third quarter 2020 despite typical seasonality
●	Stable volumes and margins in performance amines
●	Improving trends in maleic anhydride

Advanced Materials:

●	Slightly lower adjusted EBITDA from third quarter 2020 to fourth quarter 2020, but modestly higher with pro forma effect for the sale of our India-based DIY business

●	Improving trends in industrial markets
●	Aerospace demand remains depressed in line with third quarter 2020 levels

Textile Effects:

●	Recovery trends continue with higher adjusted EBITDA in fourth quarter 2020 from third quarter 2020
●	Favorable trends in sustainable solutions
●	Visible recovery in home, athletic leisure and sportswear apparel and automotive textiles

In the third quarter of 2020, our adjusted effective tax rate was 23%. For 2020, our adjusted effective tax rate is expected to be approximately 20% to 22%. We expect our forward adjusted effective tax rate will be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 18. Income Taxes” to our condensed consolidated financial statements.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
Revenues	$1,510	$1,687	(10)%	$4,350	$5,140	(15)%
Cost of goods sold	1,231	1,347	(9)%	3,612	4,068	(11)%
Gross profit	279	340	(18)%	738	1,072	(31)%
Operating expenses	208	231	(10)%	660	695	(5)%
Restructuring, impairment and plant closing costs (credits)	12	(43)	NM	34	(42)	NM
Operating income	59	152	(61)%	44	419	(89)%
Interest expense, net	(24)	(27)	(11)%	(63)	(86)	(27)%
Equity in income of investment in unconsolidated affiliates	21	19	11%	25	41	(39)%
Fair value adjustments to Venator investment	6	(148)	NM	(100)	(90)	11%
Loss on early extinguishment of debt	—	—	—	—	(23)	(100)%
Other income, net	10	7	43%	27	16	69%
Income (loss) from continuing operations before income taxes	72	3	NM	(67)	277	NM
Income tax expense	(15)	(30)	(50)%	(9)	(113)	(92)%
Income (loss) from continuing operations	57	(27)	NM	(76)	164	NM
Income from discontinued operations, net of tax	—	68	(100)%	782	126	521%
Net income	57	41	39%	706	290	143%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(9)	(11)	(18)%	(15)	(31)	(52)%
Interest expense, net from continuing operations	24	27	(11)%	63	86	(27)%
Income tax expense from continuing operations	15	30	(50)%	9	113	(92)%
Income tax expense from discontinued operations	—	25	(100)%	239	44	443%
Depreciation and amortization of continuing operations	70	65	8%	206	201	2%
Depreciation and amortization of discontinued operations	—	13	(100)%	—	59	(100)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	9	3		30	4
EBITDA from discontinued operations(1)	—	(106)		(1,021)	(229)
Fair value adjustments to Venator investment	(6)	148		100	90
Loss on early extinguishment of debt	—	—		—	23
Certain legal and other settlements and related (income) expenses	(4)	1		2	1
Gain on sale of businesses/assets	—	—		(1)	—
Income from transition services arrangements	(1)	—		(6)	—
Certain nonrecurring information technology project implementation costs	1	1		3	1
Amortization of pension and postretirement actuarial losses	20	16		57	49
Plant incident remediation costs	—	5		1	5
Restructuring, impairment and plant closing and transition costs (credits)(2)	12	(43)		34	(42)
Adjusted EBITDA(3)	$188	$215	(13)%	$407	$664	(39)%

Net cash provided by operating activities from continuing operations				$110	$434	(75)%
Net cash provided by (used in) investing activities from continuing operations				1,105	(111)	NM
Net cash used in financing activities				(546)	(431)	27%
Capital expenditures from continuing operations				(170)	(181)	(6)%

Huntsman International

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
Revenues	$1,510	$1,687	(10)%	$4,350	$5,140	(15)%
Cost of goods sold	1,231	1,347	(9)%	3,612	4,068	(11)%
Gross profit	279	340	(18)%	738	1,072	(31)%
Operating expenses	207	230	(10)%	656	691	(5)%
Restructuring, impairment and plant closing costs (credits)	12	(43)	NM	34	(42)	NM
Operating income	60	153	(61)%	48	423	(89)%
Interest expense, net	(24)	(31)	(23)%	(65)	(99)	(34)%
Equity in income of investment in unconsolidated affiliates	21	19	11%	25	41	(39)%
Fair value adjustments to Venator investment	6	(148)	NM	(100)	(90)	11%
Loss on early extinguishment of debt	—	—	—	—	(23)	(100)%
Other income, net	10	6	67%	25	13	92%
Income (loss) from continuing operations before income taxes	73	(1)	NM	(67)	265	NM
Income tax expense	(15)	(29)	(48)%	(9)	(110)	(92)%
Income (loss) from continuing operations	58	(30)	NM	(76)	155	NM
Income from discontinued operations, net of tax	—	68	(100)%	782	126	521%
Net income	58	38	53%	706	281	151%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(9)	(11)	(18)%	(15)	(31)	(52)%
Interest expense, net from continuing operations	24	31	(23)%	65	99	(34)%
Income tax expense from continuing operations	15	29	(48)%	9	110	(92)%
Income tax expense from discontinued operations	—	25	(100)%	239	44	443%
Depreciation and amortization of continuing operations	70	65	8%	206	201	2%
Depreciation and amortization of discontinued operations	—	13	(100)%	—	59	(100)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	9	3		30	4
EBITDA from discontinued operations(1)	—	(106)		(1,021)	(229)
Fair value adjustments to Venator investment	(6)	148		100	90
Loss on early extinguishment of debt	—	—		—	23
Certain legal and other settlements and related (income) expenses	(4)	1		2	1
Gain on sale of businesses/assets	—	—		(1)	—
Income from transition services arrangements	(1)	—		(6)	—
Certain nonrecurring information technology project implementation costs	1	1		3	1
Amortization of pension and postretirement actuarial losses	20	17		59	52
Plant incident remediation costs	—	5		1	5
Restructuring, impairment and plant closing and transition costs (credits)(2)	12	(43)		34	(42)
Adjusted EBITDA(3)	$189	$216	(13)%	$411	$668	(38)%

Net cash provided by operating activities from continuing operations				$113	$424	(73)%
Net cash provided by (used in) investing activities from continuing operations				1,379	(113)	NM
Net cash used in financing activities				(824)	(420)	96%
Capital expenditures from continuing operations				(170)	(181)	(6)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	September 30, 2020			September 30, 2019
	Gross	Tax and other(4)	Net	Gross	Tax and other(4)	Net
Reconciliation of net income to adjusted net income
Net income			$57			$41
Net income attributable to noncontrolling interests			(9)			(11)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$9	$(3)	6	$3	$(1)	2
Income from discontinued operations(1)(5)	—	—	—	(106)	38	(68)
Fair value adjustments to Venator investment	(6)	—	(6)	148	—	148
Certain legal and other settlements and related (income) expenses	(4)	1	(3)	1	—	1
Income from transition services arrangements	(1)	—	(1)	—	—	—
Certain nonrecurring information technology project implementation costs	1	—	1	1	—	1
Amortization of pension and postretirement actuarial losses	20	(4)	16	16	(5)	11
Plant incident remediation costs	—	—	—	5	(1)	4
Restructuring, impairment and plant closing and transition costs (credits)(2)	12	(3)	9	(43)	9	(34)
Adjusted net income(3)			$70			$95

Weighted average shares-basic			219.8			227.4
Weighted average shares-diluted			221.3			227.4

Basic net (loss) income attributable to Huntsman Corporation per share:
Income (loss) from continuing operations			$0.22			$(0.17)
Income from discontinued operations			—			0.30
Net income			$0.22			$0.13

Diluted net (loss) income attributable to Huntsman Corporation per share:
Income (loss) from continuing operations			$0.22			$(0.17)
Income from discontinued operations			—			0.30
Net income			$0.22			$0.13

Other non-GAAP measures:
Diluted adjusted net income per share(3)			$0.32			$0.41

	Nine months			Nine months
	ended			ended
	September 30, 2020			September 30, 2019
	Gross	Tax and other(4)	Net	Gross	Tax and other(4)	Net
Reconciliation of net income to adjusted net income
Net income			$706			$290
Net income attributable to noncontrolling interests			(15)			(31)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$30	$(6)	24	$4	$(1)	3
Income from discontinued operations(1)(5)	(1,021)	239	(782)	(229)	103	(126)
Fair value adjustments to Venator investment	100	—	100	90	—	90
Loss on early extinguishment of debt	—	—	—	23	(5)	18
Certain legal and other settlements and related expenses	2	—	2	1	—	1
Gain on sale of businesses/assets	(1)	—	(1)	—	—	—
Income from transition services arrangements	(6)	1	(5)	—	—	—
Certain nonrecurring information technology project implementation costs	3	—	3	1	—	1
Amortization of pension and postretirement actuarial losses	57	(12)	45	49	(13)	36
U.S. Tax Reform impact on income tax expense	—	—	—	—	3	3
Significant activities related to deferred tax assets and liabilities(6)	—	—	—	—	32	32
Plant incident remediation costs	1	—	1	5	(1)	4
Restructuring, impairment and plant closing and transition costs (credits)(2)	34	(7)	27	(42)	9	(33)
Adjusted net income(3)			$105			$288

Weighted average shares-basic			220.8			230.3
Weighted average shares-diluted			220.8			232.0

Basic net income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.41)			$0.58
Income from discontinued operations			3.54			0.54
Net income			$3.13			$1.12

Diluted net income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.41)			$0.58
Income from discontinued operations			3.54			0.54
Net income			$3.13			$1.12

Other non-GAAP measures:
Diluted weighted average shares-adjusted			222.0			232.0
Diluted adjusted net income per share(3)			$0.47			$1.24

Net cash provided by operating activities from continuing operations			$110			$434
Capital expenditures from continuing operations			(170)			(181)
Free cash flow from continuing operations(3)			$(60)			$253

Other cash flow measure:
Taxes paid on sale of Chemical Intermediates Businesses(7)			$(188)			$—

NM—Not meaningful

(1)Includes the gain on the sale of our Chemical Intermediates Businesses in 2020.

(2)	Includes costs associated with transition activities relating to the migration of our information system data centers and the transition of our Textile Effects segment’s production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our condensed consolidated statements of operations.

(3)	See “—Non-GAAP Financial Measures.”

(4)	The income tax impacts, if any, of each adjusting item represent a ratable allocation of the total difference between the unadjusted tax expense and the total adjusted tax expense, computed without consideration of any adjusting items using a with and without approach.

(5)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(6)	During the first quarter of 2019, we recorded $32 million of deferred tax expense due to the reduction of tax rates in Switzerland. We eliminated the effect of these significant changes in tax valuation allowances and deferred tax assets and liabilities from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period.

(7)	Represents the taxes paid in connection with the sale of the Chemical Intermediates Businesses. For more information, see “Note 4. Discontinued Operations and Business Disposition —Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related (income) expenses; (f) gain on sale of businesses/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; and (k) restructuring, impairment and plant closing and transition costs (credits). We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) income from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related (income) expenses; (f) gain on sale of businesses/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) U.S. Tax Reform impact on income tax expense; (k) significant activities related to deferred tax assets and liabilities; (l) plant incident remediation costs; and (m) restructuring, impairment and plant closing and transition costs (credits). Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates and Businesses and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The increase of $86 million in net income attributable to

Huntsman Corporation and the increase of $90 million in net income attributable to Huntsman International from continuing operations, respectively, was the result of the following items:

●	Revenues for the three months ended September 30, 2020 decreased by $177 million, or 10%, as compared with the 2019 period. The decrease was primarily due to lower sales volumes in all our segments and lower average selling prices in our Polyurethanes and Textile Effects segments. See “—Segment Analysis” below.

●	Gross profit for the three months ended September 30, 2020 decreased by $61 million, or 18%, compared to the 2019 period. The decrease resulted from lower gross profits in all our segments. See “—Segment Analysis” below.

●	Operating expenses for the three months ended September 30, 2020 decreased by $23 million, or 10%, as compared with the 2019 period, primarily related to lower selling, general and administrative costs resulting from cost suppression measures and actions taken to address the economic impacts of COVID-19.

●	Restructuring, impairment and plant closing costs (credits) for the three months ended September 30, 2020 increased to costs of $12 million from credits of $43 million in the 2019 period. For more information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Our interest expense, net and the interest expense, net of Huntsman International for the three months ended September 30, 2020 decreased by $3 million and $7 million, respectively, or 11% and 23%, respectively, as compared with the 2019 period, primarily related to repayments of outstanding borrowings on our 2018 Revolving Credit Facility and other prepayable debt.

●	For the three months ended September 30, 2020, we recorded a gain of $6 million in fair value adjustments to our investment in Venator as a result of recording our equity method investment in Venator at fair value compared to a loss of $148 million in the 2019 period. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	Our income tax expense for the three months ended September 30, 2020 decreased to an income tax expense of $15 million from an income tax expense of $30 million in the 2019 period. The income tax expense of Huntsman International for the three months ended September 30, 2020 decreased to an income tax expense of $15 million from an income tax expense of $29 million in the 2019 period. The decrease in income tax expense was primarily due to the decrease in pretax income, exclusive of the fair value adjustments to our investment in Venator. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Three months		Percent
	ended		Change
	September 30,		Favorable
(Dollars in millions)	2020	2019	(Unfavorable)
Revenues
Polyurethanes	$936	$993	(6)%
Performance Products	238	281	(15)%
Advanced Materials	199	256	(22)%
Textile Effects	142	179	(21)%
Corporate and eliminations	(5)	(22)	NM
Total	$1,510	$1,687	(10)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$156	$146	7%
Performance Products	36	38	(5)%
Advanced Materials	25	51	(51)%
Textile Effects	8	16	(50)%
Corporate and other	(37)	(36)	(3)%
Total	$188	$215	(13)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$156	$146	7%
Performance Products	36	38	(5)%
Advanced Materials	25	51	(51)%
Textile Effects	8	16	(50)%
Corporate and other	(36)	(35)	(3)%
Total	$189	$216	(13)%

NM—Not meaningful

(1)	For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended September 30, 2020 vs 2019
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(5)%	1%	(2)%	—
Performance Products	(3)%	1%	6%	(19)%
Advanced Materials	—	(1)%	(10)%	(11)%
Textile Effects	(7)%	(2)%	1%	(13)%

	Three months ended September 30, 2020 vs June 30, 2020
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	3%	2%	3%	20%
Performance Products	—	2%	2%	—
Advanced Materials	(1)%	2%	(14)%	17%
Textile Effects	(22)%	2%	6%	53%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended September 30, 2020 compared to the same period of 2019 was primarily due to lower MDI average selling prices. MDI average selling prices decreased across most major markets in relation to the global economic slowdown resulting from the COVID-19 pandemic. Overall polyurethanes sales volumes were roughly flat, when including sales volumes in connection with the Icynene-Lapolla Acquisition. The increase in segment adjusted EBITDA was primarily due to lower raw material costs and lower fixed costs as well as additional sales volumes in connection with the Icynene-Lapolla Acquisition, partially offset by lower MDI pricing.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended September 30, 2020 compared to the same period of 2019 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily in relation to the global economic slowdown. Average selling prices decreased primarily due to lower raw material costs. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, partially offset by higher margins in our performance amines business and lower fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended September 30, 2020 compared to the same period in 2019 was due to lower sales volumes and lower overall average selling prices. Sales volumes decreased across all markets and regions, except in our global power market, primarily in relation to the global economic slowdown and customer destocking. Despite local currency average selling prices remaining unchanged, overall average selling prices decreased due to the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, partially offset by lower fixed costs.

Textile Effects

The decrease in revenues in our Textile Effects segment for the three months ended September 30, 2020 compared to the same period of 2019 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to weaker demand in relation to the global economic slowdown. Average selling prices decreased as a result of product mix change, competitive market pressures and the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales revenues and lower capitalization of indirect costs because of reduced production, partially offset by lower raw material costs and lower fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2020, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $1 million to a loss of $37 million from a loss of $36 million for the same period of 2019. For the three months ended September 30, 2020, adjusted EBITDA from Corporate and other for Huntsman International decreased by $1 million to a loss of $36 million from a loss of $35 million for the same period of 2019. The decrease in adjusted EBITDA from Corporate and other resulted primarily from an increase in unallocated foreign currency exchange losses, partially offset by a decrease in corporate overhead costs and a benefit from a LIFO inventory reserve adjustment.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates and Businesses and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The decrease of $224 million in net income attributable to Huntsman Corporation and the decrease of $215 million in net income attributable to Huntsman International from continuing operations, respectively, was the result of the following items:

●	Revenues for the nine months ended September 30, 2020 decreased by $790 million, or 15%, as compared with the 2019 period. The decrease was primarily due to lower sales volumes in all our segments and lower average selling prices in all our segments. See “—Segment Analysis” below.

●	Gross profit for the nine months ended September 30, 2020 decreased by $334 million, or 31%, compared to the 2019 period. The decrease resulted from lower gross profits in all our segments. See “—Segment Analysis” below.

●	Operating expenses for the nine months ended September 30, 2020 decreased by $35 million, or 5%, as compared with the 2019 period, primarily related to lower selling, general and administrative costs resulting from cost suppression measures and actions taken to address the economic impacts of COVID-19.

●	Restructuring, impairment and plant closing costs (credits) for the nine months ended September 30, 2020 increased to costs of $34 million from credits of $42 million in the 2019 period. For more information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Our interest expense, net and the interest expense, net of Huntsman International for the nine months ended September 30, 2020 decreased by $23 million and $34 million, respectively, or 27% and 34%, respectively, as compared with the 2019 period, primarily related to repayments of outstanding borrowings on our 2018 Revolving Credit Facility and other prepayable debt.

●	Equity in income of investment in unconsolidated affiliates for the nine months ended September 30, 2020 decreased to $25 million from $41 million in the 2019 period. The decrease was primarily attributable to a decrease in income at our PO/MTBE joint venture with Sinopec, of which we hold a 49% interest.

●	For the nine months ended September 30, 2020, we recorded a loss of $100 million in fair value adjustments to our investment in Venator as a result of recording our equity method investment in Venator at fair value compared to a loss of $90 million in the 2019 period. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	Loss on early extinguishment of debt for the nine months ended September 30, 2020 was nil compared to $23 million in the 2019 period due to the early repayment in full of our 2020 Senior Notes in the first quarter of 2019. See “Note 8. Debt—Direct and Subsidiary Debt” to our condensed consolidated financial statements.

●	Our income tax expense for the nine months ended September 30, 2020 decreased to an income tax expense of $9 million from an income tax expense of $113 million in the 2019 period. The income tax expense of Huntsman International for the nine months ended September 30, 2020 decreased to an income tax expense of $9 million from an income tax expense of $110 million in the 2019 period. The decrease in income tax expense was primarily due to the decrease in pretax income, exclusive of the fair value adjustments to our investment in Venator, as well as the one-time tax expense in 2019 due to the reduction in our Switzerland net deferred tax assets related to the 2019 tax rate change. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Nine months		Percent
	ended		Change
	September 30,		Favorable
	2020	2019	(Unfavorable)
Revenues
Polyurethanes	$2,554	$2,931	(13)%
Performance Products	758	880	(14)%
Advanced Materials	632	803	(21)%
Textile Effects	424	583	(27)%
Corporate and eliminations	(18)	(57)	NM
Total	$4,350	$5,140	(15)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$271	$426	(36)%
Performance Products	123	125	(2)%
Advanced Materials	103	159	(35)%
Textile Effects	24	66	(64)%
Corporate and other	(114)	(112)	(2)%
Total	$407	$664	(39)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$271	$426	(36)%
Performance Products	123	125	(2)%
Advanced Materials	103	159	(35)%
Textile Effects	24	66	(64)%
Corporate and other	(110)	(108)	(2)%
Total	$411	$668	(38)%

NM—Not meaningful

(1)	For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Nine months ended September 30, 2020 vs 2019
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(6)%	(1)%	—	(6)%
Performance Products	(5)%	(1)%	5%	(13)%
Advanced Materials	1%	(2)%	(2)%	(18)%
Textile Effects	(2)%	(2)%	(2)%	(21)%
(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the nine months ended September 30, 2020 compared to the same period of 2019 was due to lower MDI average selling prices and lower overall polyurethanes sales volumes. MDI average selling prices decreased across most major markets in relation to the global economic slowdown resulting from the COVID-19 pandemic. Overall polyurethanes sales volumes decreased primarily in relation to the global economic slowdown and the resulting decrease in demand across most major markets, partially offset by additional sales volumes in connection with the Icynene-Lapolla Acquisition. The decrease in segment adjusted EBITDA was primarily due to lower component and polymeric systems margins largely driven by lower MDI pricing and lower polyurethanes sales volumes, partially offset by lower raw material costs and lower fixed costs.

Performance Products

The decrease in revenues in our Performance Products segment for the nine months ended September 30, 2020 compared to the same period of 2019 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily in relation to the global economic slowdown. Average selling prices decreased primarily related to lower raw material costs. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, mostly offset by higher margins in our performance amines business and lower fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the nine months ended September 30, 2020 compared to the same period in 2019 was due to lower sales volumes and lower average selling prices. Sales volumes decreased significantly across all markets and regions, except in our global power market, primarily in relation to the global economic slowdown and customer destocking. Average selling prices increased in local currencies, more than offset by the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, partially offset by lower fixed costs.

Textile Effects

The decrease in revenues in our Textile Effects segment for the nine months ended September 30, 2020 compared to the same period of 2019 was due to lower average selling prices and lower sales volumes. Average selling prices decreased as a result of product mix change, competitive market pressures and the impact of a stronger U.S. dollar against major international currencies. Sales volumes decreased primarily due to significantly weaker demand in relation to the global economic slowdown. The decrease in segment adjusted EBITDA was primarily due to lower sales revenues and lower capitalization of indirect costs because of reduced production, partially offset by lower raw material costs and lower fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2020, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $2 million to a loss of $114 million from a loss of $112 million for the same period of 2019. For the nine months ended September 30, 2020, adjusted EBITDA from Corporate and other for Huntsman International decreased by $2 million to a loss of $110 million from a loss of $108 million for the same period of 2019. The decrease in adjusted EBITDA from Corporate and other resulted primarily from a charge from a LIFO inventory reserve adjustment, partially offset by an increase in unallocated foreign currency exchange gains.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2020 and 2019 was $110 million and $434 million, respectively. The decrease in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2020 compared with the same period in 2019, was primarily attributable to decreased operating income as described in “—Results of Operations” above and a

$58 million unfavorable variance in operating assets and liabilities for the nine months ended September 30, 2020 as compared with the same period of 2019.

Net cash provided by (used in) investing activities from continuing operations for the nine months ended September 30, 2020 and 2019 was $1,105 million and $(111) million, respectively. During the nine months ended September 30, 2020 and 2019, we paid $170 million and $181 million for capital expenditures, respectively. During the nine months ended September 30, 2020, we received approximately $1.92 billion for the sale of our Chemical Intermediates Businesses and paid $653 million for the acquisition of businesses, net of cash acquired. During the nine months ended September 30, 2019, we received $49 million in proceeds from the sale of assets in connection with the closure of certain Textile Effects facilities and offices in Basel, Switzerland, and we received $16 million in proceeds from the settlement of the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A.

Net cash used in financing activities for the nine months ended September 30, 2020 and 2019 was $546 million and $431 million, respectively. The increase in net cash used in financing activities was primarily due to the repayment in full of our 2019 Term Loan in the third quarter of 2020 as well as the proceeds from the issuance of our 2029 Senior Notes in the first quarter of 2019, partially offset by the repayment of our 2020 Senior Notes in the first quarter of 2019, a decrease in repurchases of common stock during the nine months ended September 30, 2020 and cash paid to acquire the 50% noncontrolling interest that we did not own in the Sasol-Huntsman joint venture in the third quarter of 2019.

Free cash flow from continuing operations for the nine months ended September 30, 2020 and 2019 was a use of cash of $60 million and a source of cash of $253 million, respectively.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	September 30,	Less		December 31,	Increase	Percent
	2020	Acquisitions(1)	Subtotal	2019	(Decrease)	Change
Cash and cash equivalents	$1,168	$(7)	$1,161	$525	$636	121%
Accounts and notes receivable, net	889	(49)	840	953	(113)	(12)%
Inventories	819	(75)	744	914	(170)	(19)%
Other current assets	125	(1)	124	155	(31)	(20)%
Current assets held for sale(2)	—	—	—	1,208	(1,208)	(100)%
Total current assets	3,001	(132)	2,869	3,755	(886)	(24)%
Accounts payable	725	(20)	705	822	(117)	(14)%
Accrued liabilities	583	(10)	573	420	153	36%
Current portion of debt	567	—	567	212	355	167%
Current operating lease liabilities	46	—	46	42	4	10%
Current liabilities held for sale(2)	—	—	—	512	(512)	(100)%
Total current liabilities	1,921	(30)	1,891	2,008	(117)	(6)%
Working capital	$1,080	$(102)	$978	$1,747	$(769)	(44)%
(1)	Represents combined amounts related to the Icynene-Lapolla Acquisition and the CVC Thermoset Specialties Acquisition. For more information, see “Note 3. Business Combinations and Acquisitions” to our condensed consolidated financial statements.

(2)	Represents amounts related to the sale of our Chemical Intermediates Businesses. The assets and liabilities held for sale were classified as current as of December 31, 2019 because we completed the sale of our Chemical Intermediates Businesses on January 3, 2020. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements.

Our working capital decreased by $769 million as a result of the net impact of the following significant changes:

●	The increase in cash and cash equivalents of $636 million resulted from the matters identified on our condensed consolidated statements of cash flows.

●	Accounts receivable decreased by $113 million due to lower revenues in the third quarter of 2020 compared to the fourth quarter of 2019.

●	Inventories decreased by $170 million primarily due to lower inventory costs and volumes.

●	Other current assets decreased by $31 million primarily due to a reduction in prepaid insurance.

●	Accounts payable decreased by $117 million primarily due to lower inventory purchases.

●	Accrued liabilities increased by $153 million primarily due to an increase in current income taxes payable related to remaining taxes payable on the sale of our Chemical Intermediates Businesses.

●	Current portion of debt increased by $355 million primarily due to the current classification of our 5.125% senior notes which are due in April 2021 (“2021 Senior Notes”), offset in part by our repayment of the 2019 Term Loan in full at maturity.

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

Short-Term and Long-Term Liquidity

We depend upon our cash, 2018 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2020, we had $2,467 million of combined cash and unused borrowing capacity, consisting of $1,168 million in cash, $1,194 million in availability under our 2018 Revolving Credit Facility and $105 million in availability under our A/R Programs. We believe our existing cash balances, together with funds generated from operations and amounts available under our credit facility, will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

●	Cash proceeds from our accounts receivable and inventory, net of accounts payable, was approximately $172 million for the nine months ended September 30, 2020, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●	During 2020, we expect to spend between approximately $250 million to $255 million on capital expenditures. We have deferred a portion of capital spending on a new MDI splitter in Geismar, Louisiana for nine months leaving approximately $50 million to $55 million of capital spend in 2020 with the remaining spend of approximately $105 million in 2021 and 2022, excluding capitalized interest. We expect to fund spending on all capital expenditures with cash provided by operations.

●	During the nine months ended September 30, 2020, we made contributions to our pension and postretirement benefit plans of $73 million. During the remainder of 2020, we expect to contribute an additional amount of approximately $16 million to these plans.

●	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we suspended share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

●	In August 2020, we entered into a definitive agreement with funds advised by SK Capital Partners, LP to sell approximately 42.5 million of ordinary shares we hold in Venator for a cash purchase price of approximately $100 million, including a 30-month option for the sale of the remaining approximate 9.5 million ordinary shares we hold in Venator at $2.15 per share. The transaction is subject to regulatory approvals and is expected to close near year end 2020. The sale of the Venator shares facilitates an estimated cash tax savings of approximately $150 million anticipated by offsetting an expected capital loss on the sale of Venator shares against the capital gain realized on the sale of our Chemical Intermediates Businesses that closed this year in January. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our condensed consolidated financial statements.

●	On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama. See “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements. During 2020, we received proceeds from the sale of $1.92 billion. During the first nine months of 2020, we paid $188 million of income taxes with respect to the gain on the sale of our Chemical Intermediates Businesses. If the sale of approximately 42.5 million ordinary shares we hold in Venator to SK Capital Partners, LP is completed on or before December 31, 2020, we anticipate to offset an expected capital loss on the sale of the Venator shares against the capital gain realized on the sale of our Chemical Intermediates Businesses, and, accordingly, we expect to pay additional income taxes of approximately $37 million during the fourth quarter of 2020 in connection with the sale of our Chemical Intermediates Businesses. If the sale of these Venator shares does not close on or before December 31, 2020, then we expect to pay additional income taxes of approximately $187 million during the fourth quarter of 2020 in connection with the sale of our Chemical Intermediates Businesses and would realize the benefit of approximately $150 million related to the capital loss on the sale of Venator shares in late 2021 or early 2022. For more information on the sale of ordinary shares we hold in Venator to SK Capital Partners, LP, see “Note 1. Recent Developments – Sale of Venator Interest” to our condensed consolidated financial statements.

●	In connection with the January 3, 2020, sale of our Chemical Intermediates Businesses to Indorama, we assigned to Indorama an insurance claim related to damages we incurred from a recent fire at a neighboring third-party property near the Port Neches, Texas site. We agreed with Indorama that we will receive the first $50 million of the potential insurance recovery when and if paid. During the first nine months of 2020, we received in full $50 million of the insurance recovery progress payments.

●	During 2020, management implemented cost realignment and synergy plans. In connection with these plans, we expect to achieve annualized cost savings and synergy benefits of more than $100 million by the end of 2021 and incur cash restructuring and integration costs of approximately $100 million.

●	Our 2021 Senior Notes with an €445 million aggregate principal amount will mature on April 15, 2021. We may redeem the 2021 Senior Notes in whole or in part on or after January 15, 2021 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest. Upon repayment or redemption of the 2021 Senior Notes, we expect to incur a cash tax liability due to a potential foreign currency exchange gain to be recognized at repayment or redemption of the notes. As of September 30, 2020, this cash tax liability was estimated and accrued for approximately $21 million. The final amount of the liability will depend on the foreign exchange rate, as well as our income tax rate, at the time when the notes are repaid or redeemed.

●	In October 2020, we entered into a sale lease-back agreement to sell certain properties in Basel, Switzerland for approximately CHF 65 million (approximately $70 million) and to lease those properties for five years. This transaction is subject to customary closing conditions and is expected to close by year end 2020.

●	In October 2020, we announced that we have entered into a definitive agreement to sell our India-based DIY business, part of the Advanced Materials segment, to Pidilite Industries Ltd. in an all-cash transaction valued at up to $285 million, excluding customary working capital and other adjustments. Under the terms of the agreement, we will receive approximately $257 million in cash at closing and up to approximately $28 million of additional cash under an earnout within 18 months if the business achieves sales revenue in line with 2019. The transaction is expected to close in November 2020. We estimate cash taxes of just under 10% with this transaction.

As of September 30, 2020, we had $567 million classified as current portion of debt, including $519 million of our 2021 Senior Notes, debt at our variable interest entities of $47 million and certain other short-term facilities and scheduled amortization payments totaling $1 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of September 30, 2020, we had approximately $396 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2020.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs(1)	programs(1)
July	90	$16.91	—	$420,000,000
August	498	18.50	—	420,000,000
September	122	23.04	—	420,000,000
Total	710	$19.08	—
(1)	On February 7, 2018 and on May 3, 2018, our Board of Directors authorized our Company to repurchase up to an additional $950 million in shares of our common stock in addition to the $50 million remaining under our September 2015 share repurchase authorization. The share repurchase program will be supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we suspended share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
3.1		Sixth Amended and Restated Bylaws of Huntsman Corporation, dated as of June 16, 2020.	8-K	3.1	June 19, 2020
3.2	*	Amendment to Sixth Amended and Restated Bylaws of Huntsman Corporation, effective as of October 28, 2020.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2020	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)