Form 10-K
period 2020-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2021-02-12
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	42-1648585
333-85141	Huntsman International LLC 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	HUN	New York Stock Exchange
Huntsman International LLC	NONE	NONE	NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation/Huntsman International LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation	Yes ☒	No ☐
Huntsman International LLC	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation/Huntsman International LLC	Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Huntsman Corporation/Huntsman International LLC	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Huntsman Corporation/Huntsman International LLC	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Huntsman Corporation

Huntsman Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Companies ☐
Huntsman International LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Companies ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued.

Huntsman Corporation	Yes ☒	No ☐
Huntsman International LLC	Yes ☐	No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Huntsman Corporation/Huntsman International LLC	Yes ☐	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Huntsman Corporation/Huntsman International LLC	Yes ☐	No ☒

On June 30, 2020, the last business day of the registrants’ most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$3,796,763,992(1)
Huntsman International LLC	Units of Membership Interest	NA(2)

(1)	Based on the closing price of $17.97 per share of common stock as quoted on the New York Stock Exchange.
(2)	All units of membership interest are held by Huntsman Corporation, an affiliate.

On February 1, 2021, the number of shares outstanding of each of the registrant’s classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	221,000,456
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed within 120 days of Huntsman Corporation’s fiscal year ended December 31, 2020.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2020 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2020 ANNUAL REPORT ON FORM 10-K

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

Recent Developments

COVID-19 Update

The outbreak of the coronavirus disease (“COVID-19”) has spread from China to many other countries, including the United States (“U.S.”). In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of December 31, 2020, there have not been any significant interruptions in our ability to provide our products and support to our customers. However, the COVID-19 pandemic has significantly impacted economic conditions throughout the U.S. and the world, including the markets in which we operate. Demand for our products declined at a rapid pace in the second quarter 2020, which led to a meaningful adverse impact on our revenues and financial results. Although we have experienced improved conditions in most of our core markets in the second half of 2020, there continues to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic and the extent of local, regional and worldwide economic, social and political disruption. Given such uncertainties, it is difficult to estimate the magnitude COVID-19 may impact our future business, but we expect any adverse impact to continue for some time.

In response to the impact of COVID-19, we have implemented, and may continue to implement, cost saving initiatives, including:

●	suspended merit and general wage increases that customarily would have occurred at the end of the first quarter of 2020;

●	implemented a temporary hiring freeze for all non-business critical positions;

●	accelerated integration efforts related to the integration of Icynene-Lapolla and CVC Thermoset Specialties in order to more expeditiously capture related synergies;

●

implemented restructuring programs in our Polyurethanes segment to reorganize our spray polyurethane foam business to better position this business for efficiencies and growth in coming years and to optimize our downstream footprint;

●

implemented a restructuring program in our Performance Products segment, primarily related to workforce reductions, in response to the sale of our chemical intermediates businesses, which included PO/MTBE, and our surfactants businesses (collectively, "Chemical Intermediates Businesses" to Indorama Venture Holdings L.P. ("Indorama");

●

implemented restructuring programs in our Advanced Materials segment, primarily related to workforce reductions in connection with our acquisition of CVC Thermoset Specialties and the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes; and

●	implemented restructuring programs in our Textile Effects segment to rationalize and realign structurally across various functions and certain locations within the segment.

For more information regarding our 2020 restructuring activities, see “Note 13. Restructuring, Impairment and Plant Closing Costs (Credits)” to our consolidated financial statements.

Redemption of the 2021 Senior Notes

On January 15, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 5.125% senior notes due 2021 ("2021 Senior Notes") at the redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the redemption date. In connection with this redemption, we expect to incur an incremental cash tax liability of approximately $15 million in the first quarter of 2021 related to foreign currency exchange gains.

Acquisition of Gabriel Performance Products

On January 15, 2021, we completed the acquisition of Gabriel Performance Products ("Gabriel"), a North American specialty chemical manufacturer of specialty additives and epoxy curing agents for the coatings, adhesives, sealants and composite end-markets, from funds affiliated with Audax Private Equity in an all-cash transaction of approximately $250 million, subject to customary closing adjustments, funded from available liquidity. The acquired business will be integrated into our Advanced Materials segment.

Sale of Assets at our Basel, Switzerland Site

In November 2020, we entered into a sale and leaseback agreement to sell certain properties in Basel, Switzerland for approximately CHF 67 million (approximately $73 million) and to lease those properties back for five years. This transaction resulted in a pretax gain of approximately CHF 30 million (approximately $33 million).

Sale of India-Based Do-It-Yourself Consumer Adhesives Business

On November 3, 2020, we completed the sale of the India-based do-it-yourself consumer adhesives ("DIY") business, previously part of our Advanced Materials segment, to Pidilite Industries Ltd. and received cash of approximately $257 million. Under the terms of the agreement, we may receive up to approximately $28 million of additional cash under an earnout within 18 months if the business achieves certain sales revenue targets in line with the DIY business' 2019 performance. In connection with this sale, we recognized a pretax gain of $247 million in the fourth quarter of 2020, which was recorded in gain on sale of India-based DIY business in our consolidated statements of operations.

Sale of Venator Interest

On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator Materials PLC (“Venator”) to funds advised by SK Capital Partners, LP. We received approximately $99 million in cash, which included $8 million for a 30-month option described below. In addition to the cash proceeds received from the sale, we achieved immediate cash tax savings of approximately $150 million by offsetting the capital loss on the sale of Venator shares against the capital gain realized on the sale of our Chemical Intermediates Businesses. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements.

Concurrently with the sale of Venator ordinary shares, we entered into an option agreement, pursuant to which we granted an option to funds advised by SK Capital Partners, LP to purchase the remaining approximate 9.7 million ordinary shares we hold in Venator at $2.15 per share. The option will expire on June 23, 2023 and will not be exercisable so long as such exercise would result in a default or an "Event of Default" under Venator’s Term Loan Credit Agreement and Revolving Credit Agreement.

In connection with the 2017 initial public offering of Venator, we recorded a receivable of approximately $34 million related to certain income tax benefits that was reduced upon completion of the sale of Venator shares to SK Capital Partners, LP due to a change of control limitation on specific Venator tax attributes. Accordingly, we wrote off approximately $31 million of this receivable upon completion of the sale of the Venator ordinary shares in December 2020.

Other Significant Developments During 2020

Other significant developments that occurred during 2020 were as follows:

●

In May 2020, we completed the acquisition of CVC Thermoset Specialties, a North American specialty chemical manufacturer serving the industrial composites, adhesives and coatings markets ("CVC Thermoset Specialties Acquisition".) CVC Thermoset Specialties operates two manufacturing facilities located in Akron, Ohio and Maple Shade, New Jersey. The acquired business was integrated into our Advanced Materials segment. For more information, see “Note 3. Business Combinations and Acquisitions—Acquisition of CVC Thermoset Specialties” to our consolidated financial statements.

●	In February 2020, we completed our acquisition of Icynene-Lapolla, a leading North American manufacturer and distributor of spray polyurethane foam insulation systems for residential and commercial applications (“Icynene-Lapolla Acquisition”). The acquired business was integrated into our Polyurethanes segment. For more information, see “Note 3. Business Combinations and Acquisitions—Acquisition of Icynene-Lapolla” to our consolidated financial statements.

●	In January 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama Ventures Holdings L.P. (“Indorama”) in a transaction valued at approximately $2 billion, comprised of a cash purchase price of approximately $1.92 billion and the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our consolidated financial statements.

Overview

We are a global manufacturer of differentiated organic chemical products. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues for the years ended December 31, 2020, 2019 and 2018 were $6,018 million, $6,797 million and $7,604 million, respectively.

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. In August 2017, we separated our Titanium Dioxide and Performance Additives business (the “P&A Business”) through an initial public offering (“IPO”) of ordinary shares of Venator. In December 2020, we began to account for our remaining ownership of 9,688,761 Venator ordinary shares as an investment in equity securities that are marked to fair value with changes in fair value reported in earnings. For more information, see “Note 4. Discontinued Operations and Business Disposition—Separation and Deconsolidation of Venator” to our consolidated financial statements. On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama, and beginning in the third quarter of 2019, we reported the results of our Chemical Intermediates Businesses as discontinued operations. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our consolidated financial statements.

Our Products

All four of our segments produce differentiated organic chemical products. Growth in our differentiated products has been driven by the substitution of our products for other materials and by the level of global economic activity. Accordingly, the profitability of our differentiated products has been somewhat less influenced by the cyclicality that typically impacts the petrochemical industry.

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

MDI

Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. They are also used in refrigeration and appliance insulation, construction products, automotive, footwear, furniture, cushioning and specialized engineering applications.

Benzene =>Nitrobenzene and Aniline
Polyurethanes	Polyols	Polyols are combined with MDI and other isocyanates to create a broad spectrum of polyurethane products, such as rigid foam, flexible foam and other non-foam applications.	BMW, Electrolux, Firestone, Haier, Henkel, Lear, Louisiana Pacific, Norbord and Recticel	PO, polyester polyols and EO	Wanhua Chemical Group, BASF, Dow and Covestro
TPU

TPU is a high-quality, fully-formulated thermal plastic that can be tailored with unique qualities. It can be used in injection molding and small components for automotive and footwear. It is also extruded into films, wires and cables for use in the coatings, adhesives, sealants and elastomers markets.

Isocyanate (such as MDI) and a polyol

Performance Products	Amines

Amines are a family of intermediate chemicals that are valued for their properties as a reactive agent, emulsifier, dispersant, detergent, solvent or corrosion inhibitor. Amines are used in polyurethane foam, fuel and lubricant additives, paints and coatings, composites, gas treatment, construction materials and semiconductors.

		Afton, Bayer, Chevron Oronite, DuPont, Evonik, Hexion, Infineum, Ingevity, Lubrizol, Olin, PPG, Sherwin-Williams and Quadra	EO, PO, glycols, ethylene dichloride, caustic soda, ammonia, hydrogen, methylamines and acrylonitrile	BASF, Delamine, Dow, Eastman, Evonik, Nouryon and Tosoh
Maleic anhydride

Maleic anhydride is an intermediate chemical used primarily to produce unsaturated polyester resins (UPRs). UPRs are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and food acidulants.

		Andercol, Chevron Oronite, Cranston, Dixie, Ingevity, Lubrizol, MFG Chemical, Polynt-Reichhold and Tate & Lyle	Normal butane	Lanxess, INEOS, Bartek and AOC

Advanced Materials	Technologically- advanced epoxy, acrylic and polyurethane and acrylonitrile-butadiene-based polymer formulations	Aerospace and industrial adhesives; composites for aerospace, automotive, oil and gas and wind power generation; electrical power transmission and electric vehicles; automotive industrial and consumer electronics; civil engineering.	Azelis, Bodo Moeller, Bosch, Freeman, Hilti, Schneider, Siemens, Speed Fair, Syngenta and Viasystems	BLR, epichlorohydrin, amines, polyols, isocyanates, acrylic materials, hardeners, fillers, butadiene and acrylonitrile	Henkel, Sika, 3M, DuPont, Hexion, Elantas, Olin, Xiongrum and Tayo
High performance thermoset resins and curing agents and toughening agents, and carbon nanotubes additives

High performance chemical building blocks sold to formulators who develop formulations for aerospace, automotive, oil and gas, coatings, construction, electronics and electrical insulation applications.

			Cytec, Hexcel and Toray	Epichlorohydrin, amines, phenols, aminophenols, fatty acids, butadiene and acrylonitrile	Hexion, Olin, Sumitomo, Evonik, BASF, Cardolite, and Kaneka
	Base liquid resins (BLR) and base solid resins	BLR is used internally and is the basic building block for many of our downstream products. Approximately 63% of what we produce is used internally and the rest is sold into the merchant market.	Akzo, Omya and Sherwin Williams	Epichlorohydrin, bisphenol A, BLR, MDA and phenol and aminophenols	Olin, Hexion, Kukdo and NanYa

Textile Effects	Chemicals and dyes	Textile dyes add color to textiles from cotton, polyester, wool, acrylic and nylon, while textile chemicals improve the performance characteristics of the textile. These are used in apparel, home and technical textiles. Apparel textiles includes performance apparel, casual wear, formal and intimate apparel. Home and institutional textiles include textiles that are used within the home or institutions such as hotels. Functional and technical textiles include automotive textiles, carpet, military fabrics protective wear, nonwoven and other technical fabrics.	Esquel Group, Fruit of the Loom, Guilford Mills, Hanesbrands, Kahatex, Nice Dyeing, Sage Automotive, Tencate, Toray Group, Welspun Group, Y.R.C. Textiles and Zaber and Zubair	Thousands of raw materials, with no one representing more than 5% of raw material costs	Dyes: Archroma, DyStar, Longsheng, Runtu and Jihua Chemicals: Archroma, Nicca, Transfar/Tannatex, CHT and Rudolf

Polyurethanes

General

We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, polyols and TPU (each discussed in more detail below under “—Products and Markets”). Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for specialty MDI and MDI-based polyurethane systems. Volume growth in our Polyurethanes segment has been driven primarily by global economic activity and the continued substitution of MDI-based products for other materials across a broad range of applications. We operate three major polyurethane manufacturing facilities in the U.S., Europe and China. We also operate 30 strategically located downstream facilities, 26 of them are polyurethane formulation facilities, commonly referred to in the chemical industry as “systems houses,” located in close proximity to our customers worldwide, which enables us to focus on customer support, technical service and a differentiated product offering. We also operate two specialty polyester polyol manufacturing facilities focused on the insulation market and three downstream TPU manufacturing facilities in the U.S., Europe and China.

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

We operate a world-scale integrated polyurethane formulations facility and a world-scale research and development campus in China to service our customers in the critical Chinese market, the largest MDI market in the world, and we will support the long-term demand growth that we believe this region will continue to experience. Additionally, we entered into an agreement with Sinopec to form a joint venture to build and operate a world-scale PO/MTBE plant in Nanjing, China utilizing proprietary PO/MTBE manufacturing technology. We own a 49% interest in the joint venture and account for our interest in the joint venture as an equity method investment.

In May 2020, we rebranded our leading spray polyurethane foam (“SPF”) business as Huntsman Building Solutions (“HBS”). HBS was formed through our acquisitions of Icynene-Lapolla in 2020 and Demilec in 2018. Our SPF products offer significant environmental benefits, as our proprietary manufacturing process transforms low quality PET plastic bottles into highly effective energy-saving polyurethane insulation. HBS offers attractive growth potential as the business turns our lower margin polymeric MDI, the other key ingredient in SPF formulations, into higher margin specialized SPF products.

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

Sales and Marketing

We market our polyurethane chemicals to over 7,000 customers in more than 90 countries. Our sales, marketing and technical resources are organized to support major regional markets and key end-use markets, some of which require a coordinated global approach, such as key accounts across the automotive sector. These key end-use markets include the commercial and residential insulation, appliance, automotive, footwear, furniture and coatings, adhesives, sealants and elastomers industries. We sell both directly and indirectly to customers, the latter via a network of distributors and agents who in turn sell our products to customers who cannot be served as cost effectively by our internal sales groups.

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

	MDI		Polyols	TPU	Aniline		Nitrobenzene
	(millions of pounds)
Caojing, China	825	(1)
Geismar, Louisiana	1,060		160		706	(2)	1,000	(2)
Houston, Texas			168
Jinshan, China				44
Kuan Yin, Taiwan			49
Osnabrück, Germany			26	59
Ringwood, Illinois				28
Rotterdam, The Netherlands	1,036		190
Wilton, U.K.					783		1,045
Total	2,921		593	131	1,489		2,045

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

Competition

Our major competitors in the polyurethane chemicals market include BASF, Covestro, Dow and Wanhua Chemical Group. While these competitors and others produce various types and quantities of polyurethane chemicals, we focus on MDI and MDI-based formulated polyurethane systems. Our downstream business is fragmented with different competitors in various markets and regions. Our competitors in downstream markets include Kingspan, Carlisle and Coim. Our polyurethane chemicals business competes in two basic ways: (1) where price is the dominant element of competition, our polyurethane chemicals business differentiates itself by its high level of customer support, including cooperation on technical and safety matters; and (2) elsewhere, we compete on the basis of product performance, our ability to react quickly to changing customer needs and providing customers with innovative solutions to their needs.

Performance Products

General

Our Performance Products segment has leading global positions in the manufacture and sale of amines and maleic anhydride and serves a wide variety of consumer and industrial end markets. Our Performance Products segment is organized by region and product family: amines and maleic anhydride (including licensing).

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

We believe we are the largest global producer of maleic anhydride, a highly versatile chemical intermediate that is used to produce UPRs, which are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and artificial sweeteners. We are also the leading licensor of maleic anhydride manufacturing technology.

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

Ethyleneamines	Chemical building block used in lubricant and fuel additives, epoxy hardeners, wet strength resins, chelating agents and fungicides
Specialty amines, including DGA™ Agent and JEFFCAT® catalysts	Gas treating, agricultural chemicals, personal care, lubricant and fuel additives, polyurethane foams, fabric softeners, paints and coatings, refinery processing and water treating

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

Our amines are used in a wide variety of mainly industrial applications, including composites, paints and coatings, polyurethane foam, fuel and lubricant additives, and solvents. Our key amines customers include Afton, Bayer, Chevron Oronite, DuPont, Evonik, Hexion, Infineum, Ingevity, Lubrizol, Olin, PPG, Sherwin-Williams and Quadra.

Maleic Anhydride (including licensing). Maleic anhydride is a highly versatile chemical intermediate that is used to produce UPRs, which are the main ingredient in fiberglass reinforced resins used for marine and automotive applications and commercial and residential construction products. Maleic anhydride is also used in the production of lubricants, food additives and artificial sweeteners.

Product Group	Applications
Maleic anhydride	Boat hulls, automotive, construction, lubricant and fuel additives, countertops, agrochemicals, paper and food additives
Maleic anhydride and other technology licensing	Maleic anhydride and 1-4 butanediol (BDO) and other process technologies

Maleic anhydride is produced by oxidizing either benzene or normal butane through the use of a catalyst. Our maleic anhydride technology is a proprietary fixed bed butane-based process with a solvent recovery and refining system. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride-based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which utilize PO, butadiene or acetylene as feedstocks. As a result, the growth in demand for BDO supports growing demand for our maleic anhydride technology. Generally, changes in price have resulted from a combination of changes in industry capacity utilization and underlying raw material costs.

We license our maleic anhydride technology and other technologies worldwide. Revenue from licensing comes from new plant commissioning, as well as current plant retrofits. Our licensing group also licenses technology on behalf of other Performance Products businesses and other segments.

Our key maleic anhydride customers include Andercol, Chevron Oronite, Cranston, Dixie, Ingevity, Lubrizol, MFG Chemical, Polynt-Reichhold and Tate & Lyle.

Sales and Marketing

We sell approximately 350 products to over 900 customers globally through our Performance Products regional sales and marketing organizations, which have extensive market knowledge, considerable chemical industry experience and well-established customer relationships.

In more specialty products for certain markets (e.g., lubricants, coatings, construction, agrochemicals, oilfield, automotive, gas treating and insulation), our marketing efforts are focused on how our product offerings perform in certain customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for ongoing differentiation in our development activities with our customers.

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

Manufacturing and Operations

Our Performance Products segment has the capacity to produce a variety of products at 10 manufacturing locations in North America, EAME, and Asia. These production capacities are as follows:

	North
Product Area	America	EAME		APAC	Total
	(millions of pounds)
Amines	705	227	(1)	107	1,039	(1)
Maleic anhydride	340	231		—	571

(1)	Includes 70 million pounds from AAC, our consolidated 50%-owned joint venture, located in Jubail, Saudi Arabia.

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

Joint Venture

We consolidate the results of AAC, our 50%-owned joint venture with the Zamil Group. AAC operates an ethyleneamines manufacturing plant in Jubail, Saudi Arabia. The plant has an approximate annual capacity of 70 million pounds. We purchase and sell all of the production from this joint venture.

Raw Materials

The main raw materials used in the production of our amines are EO, PO, glycols, EDC, caustic soda, ammonia, hydrogen, methylamines and acrylonitrile. The majority of these raw materials are available from multiple sources in the merchant market at competitive prices.

Maleic anhydride is produced by the reaction of normal butane with oxygen. The principal raw material is normal butane, which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge, to our facility in Geismar, Louisiana via pipeline and to our Moers, Germany site by railcar.

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

In our maleic anhydride market, we compete primarily on the basis of price, customer service, technical support and logistics management. Our competitors include Lanxess, INEOS, Bartek and AOC. In our maleic anhydride technology licensing market, our primary competitor is Conser. We compete primarily on the basis of technological performance and service.

Advanced Materials

General

Our Advanced Materials segment is a leading global manufacturer and marketer of technologically-advanced epoxy, acrylic and polyurethane and acrylonitrile butadiene-based polymer products. We focus on formulations and systems that are used to address customer-specific needs in a wide variety of industrial and consumer applications. Our products are used either as replacements for traditional materials or in applications where traditional materials do not meet demanding engineering specifications. For example, structural adhesives are used to replace metal rivets and advanced composites are used to replace traditional aluminum panels and other steel materials to lighten structures in aerospace, automotive and other transportation. Our Advanced Materials segment is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

We operate synthesis, formulating and production facilities in North America, Europe, Asia and South America. We sell to over 2,000 customers in the following end markets: aerospace, automotive, oil and gas, liquid natural gas transport, coatings and construction, printed circuit boards, consumer, industrial and automotive electronics, consumer and industrial appliances, wind power generation, electrical power transmission and distribution, recreational sports equipment, medical appliances and food and beverage packaging.

Products and Markets

Aerospace. Our Advanced Materials segment is a leading global supplier of advanced, high-performance materials for the fabrication and repair of aircraft components. We supply leading aerospace companies with innovations in composites, adhesives, laminating and repair systems, alongside innovative carbon nanotube technologies.

We offer a wide range of materials to the aerospace market under the ARALDITE®, EPIBOND®, EPOCAST®, URALANE® and MIRALON® brands. Many of these products are qualified under the specification of major aerospace original equipment manufacturers (“OEM”), complying with appropriate regulations governing large civil aircraft.

Transportation and Industrial. We offer to the automotive, recreational sports equipment and industrial composite markets, including leading automotive OEM’s and Tier 1 suppliers, high end composite formulations, specialty resins and toughening agents. Lightweight, strength, flexibility, shorter cycle time and fatigue resistance are key requirements of our industrial partners. Our Advanced Materials segment had numerous awards from the JEC Composite Association for innovation in the composite industry.

ARALDITE® is an important brand in high-performance adhesive technologies. We offer formulation expertise in various chemistries, including epoxies, polyurethanes, methacrylates, phenolics and acrylonitrile butadiene based polymer products. Our materials address requirements such as long open times for large area applications, fast-curing adhesives for early removal and rapid through-put, resistance to high temperature, water and chemicals, thixotropy for gap-filling or vertical applications, and toughness, impact-resistance and elasticity to cope with different thermal expansions when bonding larger structures. Our adhesives are used in a large variety of industrial applications.

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

The strong global push for e-vehicles opens new opportunities in e-motor thermal management and battery performance enhancement with our innovative encapsulants, toughening agents and carbon materials.

Coatings and Construction. We offer expertise in curing and toughening technologies and a portfolio of specialized resins and additives to the manufacturers of paints and construction materials. Our specialty resins and additives, including epoxy hardeners, acrylonitrile butadiene reactive liquid polymers and high solid or water based components, enable customers to address challenging industry requirements such as resistance to aggressive chemicals and high temperature, adhesion to difficult substrates, excellent mechanical properties, high drying speed and easy re-coatability, low temperature and sub-zero cure. Our product technologies enhance performance and productivity at low VOC and environmental impact in several coatings and construction applications, like heavy duty protection, marine, transportation, food packaging, flooring and chemical anchoring.

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

Manufacturing and Operations

We are a global business serving customers in three principal geographic regions: EAMEI, Asia and the Americas. To service our customers efficiently, we maintain manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers. The following table summarizes the plants that we operate:

Description of Facility
Location	Synthesis	Formulations
Akron, Ohio	✓
Bad Säckingen, Germany		✓
Bergkamen, Germany	✓
Duxford, U.K.	✓	✓
East Lansing, Michigan		✓
Ho Chi Minh City, Vietnam		✓
Los Angeles, California		✓
McIntosh, Alabama	✓	✓
Maple Shade, New Jersey	✓
Monthey, Switzerland	✓	✓
Pamplona, Spain	✓
Panyu, China(1)	✓	✓
Taboão da Serra, Brazil		✓

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

Competition

The markets in which our Advanced Materials segment competes are diverse and require an appropriate human capital and asset footprint to compete effectively. The competitive intensity, capital investment and development of proprietary technology and maintenance of product research and development are all market specific. We operate dedicated technology centers in Basel, Switzerland; The Woodlands, Texas; Merrimack, New Hampshire, and Shanghai, China in support of our product and technology development. Among our competitors are some of the world’s largest chemical companies with integrated raw material value chains to formulation companies that leverage intellectual and highly proprietary technology for problem solving.

Aerospace. Our leading market position is driven by our specialty resins, curing and toughening agents and formulations offerings backed by customer-specific certifications, quality and consistency. These products are value-added, and differentiated, backed by many years of reliable global supply and service. Our major competitors include Hexion, Sumitomo, Wakayama Seika, 3M, Henkel and Kaneka.

Transportation and Industrial. Our composite and adhesive markets are being driven by light weighting, cost effective production and assembling, and are serviced by our leading positions in systems formulations, curing and toughening technologies, backed by application and process manufacturing knowledge. Our product offering allows for reliable and competitive solutions, with a strong ARALDITE® brand reputation, a robust supply chain and a specialized distribution channel to fulfill customers’ expectant demand for service & quality. Our major competitors include DuPont, Hexion, Henkel, Sika, 3M and Kaneka.

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

Coatings and Construction. Our long-standing position in these markets is served by our specialty resins and additives. Our additives and specialty resins offerings, including epoxy hardeners, acrylonitrile butadiene reactive liquid polymers and high solid or water based components, are value-added products that allow our customers to differentiate their own products. Our major competitors include Evonik, Allnex, Hexion, BASF, EMS, Nissan, Kukdo and Kaneka.

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

Textile Effects

Our Textile Effects segment is a major global solutions provider in the wet processing of textiles across pretreatment, coloration, printing and finishing and provides a diverse portfolio of textile chemicals and dyes. Our textile solutions provide color and enhance the aesthetic, durability and performance of finished textiles, including functionality such as wrinkle resistance and water and stain repellence. Our Textile Effects segment is characterized by the breadth of our product offering and long-standing relationships with our customers and downstream brands and retailers and OEMs (e.g., in the automotive sector).

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

Markets. Textiles generally involve a complex matrix of fibers, colors, effects and functionality, and the resulting products range from fashion apparel to bulletproof vests, home and institutional textiles to carpet, and upholstery to automotive interiors. Our broad range of dyes and chemicals enhance both the aesthetic appearance of these products and the functionality needed to ensure that they perform in their end-use markets. Since the requirements for these markets vary dramatically, our business strategy focuses on three major end markets—apparel, home and institutional furnishings, and functional and technical textiles. We work to provide the right balance of products and service to meet the technical and environmental challenges in each of these markets.

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

Home and institutional textiles include bed linen, towels, curtains, carpets, upholstery, mattress ticking and other textiles that are used within the home or institutions, such as hotels. Dyes and chemicals technology for these applications enhance color and shape durability, comfort, prevent color fading and enable limitless design possibilities for consumers. Optical brighteners and other pretreatment products provide “bright white” effects for towels and sheeting.

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

Sales and Marketing

During 2020, approximately 62% of our sales were generated with approximately 1,400 direct customers through our global sales and technical services network and the remaining 38% is generated through our distribution partners. Our sales and technical services representatives work directly with our existing customers forming strong relationships and uncovering new opportunities. Demand for our products is subject to fabric trends and seasonal changes in connection with summer and winter fashion trends. Traditionally, sales generally peak in the second quarter of the year as textile mills prepare for the winter fashion trends which tend to use darker shades and heavier fabric, thereby using more of our products. However, in 2020, the seasonal tread was impacted by the COVID-19 pandemic when many countries around the world restricted people movement in the second quarter, resulting in the lowest sales quarter of the year.

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

Description of Facility
	Textile Chemicals		Textile Dyes
Location	Synthesis	Formulation	Synthesis	Formulation
Atotonilquillo, Mexico	✓	✓	✓	✓
Baroda, India		✓	✓	✓
Bogota, Colombia		✓
Charlotte, North Carolina		✓
Fraijanes, Guatemala		✓
Gandaria, Jakarta, Indonesia		✓		✓
Hangzhou, China		✓
Langweid am Leich, Germany	✓	✓
Panyu, China(1)	✓	✓
Samutsakorn (Mahachai), Thailand			✓	✓
Taboão da Serra, Brazil		✓

(1)	95%-owned and consolidated manufacturing joint venture with Guangzhou Sheng’an Package Company Limited.

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

Competition

We are a major global solutions provider for textile chemicals and dyes in our chosen markets. Competition within the textile chemicals and dyes markets is generally fragmented with few competitors who can offer complete solutions for the entire textile markets. Key competitors within dyes include Archroma, Longsheng, Runtu, Jihua and DyStar. Key competitors within textile chemicals include Archroma, Nicca, Transfar/Tannatex, CHT and Rudolf.

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

RESEARCH AND DEVELOPMENT

We support our businesses with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are located in The Woodlands, Texas; Everberg, Belgium; and Shanghai, China. Other regional development/technical service centers are located in Auburn Hills, Michigan (polyurethanes for the automotive industry); Derry, New Hampshire, Shanghai, China, Deggendorf, Germany and Ternate, Italy (polyurethanes); Basel, Switzerland and Panyu, China (advanced materials and textile effects); and Mumbai, India (textile effects).

INTELLECTUAL PROPERTY RIGHTS

Proprietary protection of our processes, apparatuses and other technology and inventions is important to our businesses. We own approximately 2,960 unexpired patents and have approximately 1,040 patent applications (including provisionals) currently pending. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

We have associated brand names with a number of our products, and we have approximately 4,490 trademark registrations and 460 pending trademark applications globally. These registrations and applications include extensions of protection under the Madrid system for the international registration of marks. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of our trademarks will not be diluted.

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

HUMAN CAPITAL MANAGEMENT

As of December 31, 2020, we employed approximately 9,000 associates in our operations around the world. Approximately 2,000 of these employees are located in the U.S., while approximately 7,000 are located in other countries.

We believe our employees are the foundation of our success. Our overall talent acquisition and retention strategy is designed to attract and retain diverse and qualified candidates to meet our performance goals on an ongoing basis and enable the success of our Company. Our key areas of focus include:

Health and Safety: Our global health and safety programs are designed around dedicated environmental, health and safety ("EHS") Standards and Procedures specifically tailored at the facility level to address the different jurisdictions and regulations, specific operating hazards and unique working environments. The Company’s objectives focus on regulatory compliance and protection of people and the environment. Compliance with the EHS Standards and Procedures are evaluated through site self-audits as well as regularly scheduled Corporate EHS audits. In addition, other management systems applicable to many of our sites include third party verification of Responsible Care® and ISO 14001. A key metric used to assess the safety performance of our operations is the OSHA Total Recordable Injury Rate (“TRIR”), which is based upon the number of recordable injuries per 100 employees. In the years ended December 31, 2020 and 2019, we had a TRIR of 0.28 and 0.49, respectively.

Ethics and Compliance: At Huntsman our commitment to our values of Honesty, Integrity, Respect and Responsibility unite us globally and fosters high ethical standards in our relationships with each other, with our customers and with all those we do business with. Our Business Conduct Guidelines, along with the policies and procedures referenced within the guidelines, provide guidance for all employees on topics such as anti-corruption and bribery, anti-trust and competition law, discrimination including our policy on harassment and retaliation, privacy, appropriate use of company assets, protecting confidential information and reporting concerns and violations. The guidelines are used to reinforce our commitment to operating in a fair, honest, responsible and ethical manner and to emphasize the importance of having an open and welcoming environment in which all employees feel empowered to do what is right. Should potential violations of the guidelines, policies, procedures or the law occur, employees are encouraged to voice concerns promptly and are reminded that we do not tolerate retaliation against anyone who reports a potential violation in good faith. All employees are required to complete the training on the Business Conduct Guidelines annually, and our Chief Compliance Officer reports matters related to the Business Conduct Guidelines to the Audit Committee of our Board of Directors on a quarterly basis.

Compensation and Benefits: Our policy is to competitively compensate our associates and to appropriately motivate associates to provide value to our shareholders. Our compensation philosophy is to align both short-term and long-term incentives with our strategic objectives and to take into account market forces, best practices, and the performance of our Company and the employee. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include a 401(k) plan with employer contributions; health benefits; business travel and life/disability insurance; supplemental voluntary insurance; and paid time off.

Training and Talent Development: We are committed to the continued development of our workforce. We provide technical and leadership training to our associates, customers and suppliers who work for or with our products and services. Training is provided in a number of formats to accommodate the learner’s style, pace, location, technological knowledge and access.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to occupational health and safety, process safety, pollution, protection of the environment and natural resources, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, or injunctions limiting or prohibiting our operations altogether. In addition, some environmental laws may impose liability on a strict, joint and several basis. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations and make significant environmental compliance expenditures. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities. Information related to EHS matters may also be found in other areas of this report including “—Item 1A. Risk Factors,” “Note 2. Summary of Significant Accounting Policies—Environmental Expenditures” to our consolidated financial statements and “Note 22. Environmental Health and Safety Matters” to our consolidated financial statements.

Environmental, Health and Safety Systems

We are committed to achieving and maintaining compliance with all applicable EHS legal requirements, and we have developed policies and management systems that are intended to identify the multitude of EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, improve the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. We cannot guarantee, however, that these policies and systems will always be effective or that we will be able to manage EHS legal requirements without incurring substantial costs. Although EHS legal requirements are constantly changing and are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and reducing overall risk to us. For the years ended December 31, 2020, 2019 and 2018, our capital expenditures for EHS matters totaled $28 million, $42 million and $32 million, respectively, and our estimated capital expenditures for 2021 is expected to be $47 million.

Environmental Remediation

We have incurred, and we may in the future incur, liabilities to investigate and clean up waste or contamination at our current or former facilities or facilities operated by third parties at which we may have disposed of waste or other materials. Similarly, we may incur costs for the cleanup of waste that was disposed of prior to the purchase of our businesses. Under some circumstances, the scope of our liabilities may extend to damages to natural resources.

In cases where our potential liabilities arise from historical contamination based on operations and other events occurring prior to our ownership of a business or specific facility, we frequently obtain an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liabilities. We cannot assure you, however, that the liabilities for all such matters subject to indemnity will be honored by the prior owner or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

Regulatory Matters

Greenhouse Gas Regulation and Climate Change

Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, which may be contributing to changes in the earth’s climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union (the “EU”), agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the EU GHG Emissions Trading System (“ETS”), established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, continues in its fourth phase. The EU parliament has used a process to formalize “backloading”—the withholding of GHG allowances during the trading period from 2014 to 2016 with additional allowances auctioned during 2019 to 2020—to prop up carbon prices. As backloading is only a temporary measure, a sustainable solution to the imbalance between supply and demand requires structural changes to the ETS. To that end, the European Commission established a market stability reserve to address the current surplus of allowances and improve the system’s resilience that started operating in 2019. In addition, the EU has set a binding target to reduce domestic GHG emissions by at least 40% below the 1990 level by 2030 and a binding target to increase the share of renewable energy to at least 32% of the EU’s energy consumption by 2030. The European Commission proposed to increase the greenhouse gas emission reduction target to at least 55% in September 2020, and expects to complete the associated legislative proposals by June 2021.

In addition, at the 2015 United Nations Framework Convention on Climate Change in Paris, the U.S. and nearly 200 other nations entered into an international climate agreement, which went into effect in November 2016 (the “Paris Agreement”). Although the agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement, and the U.S. completed the process of withdrawing from the Paris Agreement on November 4, 2020. In response to the U.S.’s withdrawal announcement, various corporations, investors, and U.S. state and local governments publicly pledged to further the goals of the Paris Agreement. On January 20, 2021, President Biden issued written notification to the United Nations of the U.S.’s intention to rejoin the Paris Agreement, which will become effective in 30 days.

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

Finally, it should be noted that most scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

AVAILABLE INFORMATION

We maintain an internet website at http://www.huntsman.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website as soon as reasonably practicable after we file these materials with the SEC. We also provide electronic or paper copies of our SEC filings free of charge upon request.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Our results of operations and financial condition have been and, we believe, will in the future be adversely impacted by the COVID-19 pandemic, and the duration and extent of such impact remains uncertain.

The outbreak of the coronavirus disease (COVID-19) has adversely affected the global economies and financial markets. Throughout 2020, the global economic downturn caused by COVID-19 significantly impacted the demand for our products and contributed to volatile supply and demand conditions affecting volumes for our products. In particular, demand for our products deteriorated at a rapid pace in the second quarter 2020, which had a meaningful adverse impact on our revenues and financial results for the quarter. Although we have experienced improved conditions in most of our core markets in the third and fourth quarters of 2020, there continues to be many uncertainties regarding the impact of the COVID-19 pandemic. Additionally, several of our key end markets, including aerospace and consumer textile, have been disproportionally impacted by the effects of COVID-19 and have experienced relatively slow recoveries.

In the first quarter of 2021, the number of known COVID-19 cases in the U.S. and certain key parts of Europe remains elevated. Additionally, multiple variants of the virus that causes COVID-19 have begun circulating globally, and there is evidence that these variants appear to spread more easily and quickly, which may lead to more cases of COVID-19. It is not currently known what the effect of these variants will have on the effectiveness of existing and future therapies and vaccines.

The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including:

●	the duration, scope, severity and geographic spread of the outbreak;

●

governmental, business and individual actions that have been and continue to be taken in response to the outbreak, including social distancing, work-at-home, stay-at-home and shelter-in-place orders and shutdowns, travel restrictions and quarantines;

●	the effect of the outbreak on our customers, suppliers, supply chain and other business partners;

●	our ability during the outbreak to provide our products and protect the health and well-being of our employees;

●

business disruptions caused by actual or potential plant, workplace and office closures, and an increased reliance on employees working from home, disruptions to or delays in ongoing product development, operations, staffing shortages, travel limitations, employee health issues, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, manufacturing sites and other important agencies and contractors;

●	the risk that we could be exposed to liability, negative publicity or reputational harm related to any incidents of actual or perceived transmission of COVID-19 among employees at our facilities;

●	the ability of our customers to pay for our products during and following the outbreak;

●	the ability of our suppliers to provide raw materials;

●	the impact of the outbreak on the financial markets and economic activity generally;

●	our ability to access usual sources of liquidity on reasonable terms; and

●	our ability to comply with the financial covenants in our debt agreements if a material and prolonged economic downturn results in increased indebtedness or substantially lower adjusted EBITDA.

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

The cyclicality that the markets for many of our products experience occurs as a result of alternating periods of tight supply, causing prices and margins to increase, followed by periods of lower capacity utilization, resulting in oversupply and declining prices and margins. The volatility these markets experience occurs as a result of changes in the demand for products as a consequence of global economic activity, changes in energy prices and changes in customers’ requirements. For example, demand for our products depends in part on aerospace, housing and construction industries, which are cyclical in nature and have historically been impacted by downturns in the economy. The supply-demand balance is also impacted by capacity additions or reductions that result in changes in utilization rates. The cyclicality and volatility of our industry results in significant fluctuations in profits and cash flow from period to period and over the business cycle.

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

We purchase a substantial portion of our raw materials from third-party suppliers and the cost of these raw materials represents a substantial portion of our operating expenses. The prices for a number of these raw materials generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical. For example, the market for crude oil and natural gas feedstocks experienced depressed pricing throughout 2020, leading to favorable prices for the raw materials that we purchase from third parties. Lower raw material prices, however, can lead to downward pressure on selling prices for certain of our products leading to reduced revenue. Our supply agreements typically provide for market-based pricing and provide us only limited protection against price volatility. While we attempt to match cost increases with corresponding product price increases, we are not always able to raise product prices immediately or at all. Timing differences between raw material prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on our cash flow. Any cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Our results of operations and investment in Venator may fluctuate significantly depending upon the changes in market value of Venator shares.

We account for our remaining ownership of 9,686,761 Venator ordinary shares as an investment in equities securities that are marked to fair value with changes in fair value reported in earnings. Under this approach, our results of operations and investment in Venator could fluctuate significantly depending upon the changes in market value of Venator common stock. Specifically, the market price for Venator’s ordinary shares has been highly volatile, and the market from time to time has experienced significant price fluctuations. For example, during the year ended December 31, 2020, Venator’s stock price ranged from a low of $1.12 to high of $3.98. As result, the cyclicality and volatility of Venator’s stock price can result in significant fluctuations in our results of operations and investment in Venator from quarter to quarter.

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

RISKS RELATED TO REGULATION AND ENVIRONMENTAL ACTION

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

Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, in the U.S., the EPA finalized revisions to its Risk Management Program in January 2017. The revisions include new requirements for certain facilities to perform hazard analyses, third-party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information. The EPA proposed to delay the rule’s effect until February 2019; however, a ruling by the U.S. Court of Appeals for the D.C. Circuit on September 21, 2018 made the Risk Management Program rule amendment effective immediately. The EPA finalized a reconsideration rule on November 20, 2019 that rescinded several of the 2017 revisions to the Risk Management Program rule. Environmental organizations and attorneys general of fourteen states and the District of Columbia challenged the reconsideration rule in the D.C. Circuit. That litigation is pending and implementation of the reconsideration rule is unclear at this time. The U.S. Occupational Safety and Health Administration had previously announced that it was considering changes to its Process Safety Management standards that parallel EPA’s Risk Management Program; but additional action appears unlikely at this time. In addition, TSCA reform legislation was enacted in June 2016, and the EPA has begun the process of issuing new chemical control regulations. EPA issued several final rules in 2017 and 2018 under the revised TSCA related to existing chemicals, including the following: (i) a rule to establish EPA’s process and criteria for identifying chemicals for risk evaluation; (ii) a rule to establish EPA’s process for evaluating high priority chemicals and their uses to determine whether or not they present an unreasonable risk to health or the environment; and (iii) a rule to require industry reporting of chemicals manufactured or processed in the U.S. over the past 10 years. In April 2020, EPA finalized revisions to its Chemical Data Reporting rule under TSCA, which changes reporting requirements. The EPA has also released its framework for approving new chemicals and new uses of existing chemicals. Under the framework, a new chemical or use presents an unreasonable risk if it exceeds set standards. Such a finding could result in either the issuance of rules restricting the use of the chemical being evaluated or in the need for additional testing. The costs of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been more precisely defined.

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

Our operations are increasingly subject to regulations that seek to reduce emissions of GHGs, such as carbon dioxide and methane, which may be contributing to changes in the Earth’s climate. There are existing efforts to address GHG emissions at the international, national, and regional levels. For example, the Paris Agreement, which entered into force in November 2016, resulted in voluntary commitments by numerous countries to reduce their GHG emissions. On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement, and the U.S. completed the process of withdrawing on November 4, 2020. On January 20, 2021, President Biden issued written notification to the United Nations of the U.S.’s intention to rejoin the Paris Agreement, which will become effective in 30 days. The EU also regulates GHGs under the EU ETS and China has established its own country-wide GHG cap and trade program. Domestically, the EPA issued its final Clean Power Plan rule in 2015 that established carbon pollution standards for power plants, called CO2 emission performance rates. This rule has been repealed and the litigation challenging the rule has been dismissed. On July 8, 2019, the EPA replaced the Clean Power Plan with the Affordable Clean Energy (“ACE”) rule, which established emission guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. The ACE rule was challenged by a coalition of states and environmental groups. On January 19, 2021, the D.C. Circuit struck down the ACE Rule and remanded it to the EPA; therefore, the regulation of GHG emissions is uncertain at this time. Such rules and agreements may affect the long-term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. These various regulations and agreements may result in increased costs to purchased energy, additional capital costs for installation or modification of GHG emitting equipment, and additional costs associated directly with GHG emissions (such as cap and trade systems or carbon taxes), which are primarily related to energy use. Compliance with these regulations and any more stringent restrictions in the future may increase our operational costs.

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

RISKS RELATED TO INDEBTEDNESS

Our debt level, a portion of which is subject to variable interest rates, makes us vulnerable to downturns and may limit our ability to respond to market conditions, to obtain additional financing or to refinance our debt.

As of December 31, 2020, our total consolidated outstanding debt was $2,121 million (including current portion of debt); our debt to total capitalization ratio was approximately 37%; our combined outstanding variable rate borrowings were approximately $17 million; and our current portion of debt totaled $593 million. Additionally, future borrowings under our $1.2 billion senior unsecured revolving credit facility will be subject to variable interest rates. Our debt level and the fact that a portion of our cash flow is required to make payments on our debt could have important consequences for our business, including but not limited to the following:

●	we may be more vulnerable to business, industry or economic downturns, making it more difficult to respond to market conditions;
●	cash flow available for other purposes, including the growth of our business, may be reduced;
●	our ability to refinance or obtain additional financing may be constrained, particularly during periods when the capital markets are unsettled;
●	our competitors with lower debt levels may have a competitive advantage relative to us; and
●	part of our debt is subject to variable interest rates, which makes us more vulnerable to increases in interest rates.

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

GENERAL RISK FACTORS

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

ITEM 2. PROPERTIES

We own or lease chemical manufacturing and research facilities in the locations indicated in the list below, which we believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and in many foreign countries. Our principal executive offices are located at 10003 Woodloch Forest Drive, The Woodlands, Texas 77380. The following is a list of our principal physical properties where manufacturing, research and main office facilities are located.

Location	Business Segment	Description of Facility
The Woodlands, Texas(1)	Various	Executive Offices, Operating Headquarters, Global Technology Center and Shared Services Center
Kuala Lumpur, Malaysia(1)	Various	Shared Services Center
Mumbai, India(1)	Various	Technology Center, Administrative Offices, Labs and Shared Services Center
Sao Paulo, Brazil(1)	Various	Administrative Offices and Accounting Shared Services Center
Geismar, Louisiana(2)	Polyurethanes and Performance Products	MDI, Nitrobenzene(2), Aniline(2), Polyols and Maleic Anhydride Manufacturing Facilities, Polyurethane Systems House
Rotterdam, The Netherlands(1)	Polyurethanes and other various	MDI Manufacturing Facility, Polyols Manufacturing Facilities, Polyurethane Systems House and Accounting Shared Services Center
Caojing, China	Polyurethanes	MDI Finishing Facilities
Caojing, China(3)	Polyurethanes	Precursor MDI Manufacturing Facility
Jinshan, China(1)	Polyurethanes	TPU Manufacturing Facility
Deer Park, Australia(1)	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House and Technology Center
Ternate, Italy	Polyurethanes	Polyurethane Systems House and Technology Center
Shanghai, China(1)	Polyurethanes, Performance Products and Advanced Materials	Polyurethane Systems House, Global Technology Center, Performance Products Regional Headquarters and Shared Services Center
Azeglio, Italy	Polyurethanes	Polyurethane Systems House
Pune, India(1)	Polyurethanes	Polyurethane Systems House
Buenos Aires, Argentina(1)	Polyurethanes	Polyurethane Systems House
Samutprakarn, Thailand(1)	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey(8)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Mississauga, Canada	Polyurethanes	Polyurethane Systems House
Obninsk, Russia	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(4)	Polyurethanes	Polyurethane Systems House
Georgsmarienhütte, Germany	Polyurethanes	Polyurethane Systems House
Castelfranco Emilia, Italy	Polyurethanes	Polyurethane Systems House
Dubai, United Arab Emirates	Polyurethanes	Polyurethane Systems House
Arlington, Texas	Polyurethanes	Polyurethane Systems House
Boisbriand, Canada	Polyurethanes	Polyurethane Systems House
King’s Lynn, U.K.(1)	Polyurethanes	Polyurethane Systems House
Ho Chi Minh City, Vietnam(1)	Polyurethanes and Advanced Materials	Polyurethane Systems House and Formulating Facility
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Everberg, Belgium	Polyurethanes and Performance Products	Polyurethane and Performance Products Regional Headquarters, Global Technology Center and Shared Service Center
Houston, Texas(1)	Polyurethanes	Polyols Manufacturing Facility
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Wilton, U.K.	Polyurethanes and other various	Aniline and Nitrobenzene Manufacturing Facilities
Nanjing, China(5)	Polyurethanes	PO and MTBE Manufacturing Facilities
Tianjin, China(1)	Polyurethanes	Polyurethane Systems House
Port Neches, Texas	Performance Products	Amines Manufacturing Facility
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility

Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(6)	Performance Products	Amines Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Moers, Germany(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Akron, Ohio	Advanced Materials	Synthesis Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Monthey, Switzerland	Advanced Materials	Formulating and Synthesis Facility
Pamplona, Spain	Advanced Materials	Synthesis Facility
McIntosh, Alabama	Advanced Materials	Formulating and Synthesis Facility
Maple Shade, New Jersey	Advanced Materials	Synthesis Facility
Bad Saeckingen, Germany	Advanced Materials	Formulating Facility
Duxford, U.K.	Advanced Materials	Formulating and Synthesis Facility
Taboão da Serra, Brazil	Advanced Materials, Polyurethanes and Textile Effects	Formulating Facility, Labs, Polyurethane Systems House and Chemicals Formulations Facility
Panyu, China(7)	Advanced Materials and Textile Effects	Formulating and Synthesis Facility, Technology Center and Shared Services Center
East Lansing, Michigan	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Merrimack, New Hampshire(1)	Advanced Materials	Research Facility
Basel, Switzerland(1)	Advanced Materials and Textile Effects	Advanced Materials Regional Headquarters, Technology Center
Langweid am Leich, Germany	Textile Effects	Chemicals Synthesis and Formulations Facility
Charlotte, North Carolina	Textile Effects	Chemicals Formulations Facility
Samutsakorn (Mahachai), Thailand	Textile Effects	Textiles Dyes Synthesis and Formulations Facility
Atotonilquillo, Mexico	Textile Effects	Textile Dyes and Chemicals Synthesis and Formulations Facility
Baroda, India	Textile Effects	Textile Dyes Synthesis and Dyes and Chemicals Formulations Facility
Gandaria, Jakarta, Indonesia	Textile Effects and Polyurethanes	Textile Dyes and Chemicals Formulations Facility and Polyurethane Systems House
Fraijanes, Guatemala	Textile Effects	Chemicals Formulations Facility
Bogota, Colombia	Textile Effects	Chemicals Formulations Facility
Hangzhou, China(1)	Textile Effects	Chemicals Formulations Facility
Singapore(1)	Textile Effects and other various	Textile Effects Headquarters and Administrative Offices
Wynyard, U.K.(1)	Various	Administrative Offices

(1)	Leased land and/or building.
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

(3)	35% interest in SLIC, our unconsolidated manufacturing joint venture with BASF and three Chinese chemical companies.
(4)	51%-owned consolidated manufacturing joint venture with Basic Chemicals Industries Ltd.
(5)	49% interest in Nanjing Jinling Huntsman New Material Co., Ltd., our unconsolidated manufacturing joint venture with Sinopec. Beneficial commercial operations began during the second half of 2017.
(6)	50% interest in AAC, our consolidated manufacturing joint venture with the Zamil Group.
(7)	95%-owned consolidated manufacturing joint venture with Guangzhou Sheng’an Package Company Limited.
(8)	On September 18, 2019, we experienced a fire at our polyurethane systems house in Istanbul, Turkey, and it is currently not operational.

ITEM 3. LEGAL PROCEEDINGS

Rockwood Litigation

On February 6, 2017, we filed a lawsuit in New York state court against Rockwood Holdings, Inc. (“Rockwood”), Albemarle Corporation (as Rockwood’s successor) and certain former Rockwood executives to recover damage for fraud and breach of contract. During the commissioning of a new Venator production facility in Augusta, Georgia (the “Augusta Facility”) for the synthesis of iron oxide pigments, the Augusta Facility experienced delays producing products at the expected specifications and quantities, raising questions regarding the capabilities of the technology we acquired from Rockwood in October 2014. In May 2018, Venator implemented a plan to cease using certain portions of the Augusta Facility and incurred significant restructuring expenses. The case is currently in arbitration, with the evidentiary hearing scheduled for May 2021, and we are seeking various forms of legal remedy, including compensatory damages, punitive damages, expectation damages, consequential damages and restitution. Venator is not party to the suit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is information concerning our executive officers and significant employees as of the date of this report.

Peter R. Huntsman, age 57, is Chairman of the Board, President and Chief Executive Officer of our Company. Peter R. Huntsman has served as Chairman of the Board since January 2018 and as a director of our company and affiliated companies since 1994. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries. Mr. Huntsman currently serves as a director of Venator Materials PLC, which separated from our Company in 2017.

Sean Douglas, age 56, is Executive Vice President and Chief Financial Officer. Mr. Douglas was appointed to this position in January 2017. Mr. Douglas was previously Vice President, Corporate Development and Treasurer from July 2015 to July 2016. Mr. Douglas left the Company in July 2012 to perform charitable services and rejoined the Company in July 2015. He previously served as our Vice President, Corporate Development from December 2009 until July 2012. Mr. Douglas served as Vice President and Treasurer from 2002 to December 2009, Vice President, Finance from July 2001 to 2002 and Vice President, Administration from January 1997 to July 2001. Prior to joining Huntsman in 1990, Mr. Douglas worked for the accounting firm of PricewaterhouseCoopers.

David Stryker, age 62, is Executive Vice President, General Counsel and Secretary. Mr. Stryker was appointed to this position in June 2013. Prior to joining Huntsman, Mr. Stryker served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of the BASF Corporation since 2004. Previously, he was Associate General Counsel and Chief Compliance Officer at Siemens Corporation and, prior to that, a partner at the law firm of Kirkland & Ellis. Mr. Stryker started his legal career as a judicial clerk to the Honorable Robert H. Bork on the U.S. Court of Appeals for the D.C. Circuit.

Anthony P. Hankins, age 63, is Division President, Polyurethanes and Chief Executive Officer, Asia-Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes segment, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes segment, and from March 1998 to September 2000, he served as Vice President—Asia-Pacific for our Polyurethanes segment. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

Rohit Aggarwal, age 53, is Division President, Textile Effects. Mr. Aggarwal was appointed to this position in July 2016. Mr. Aggarwal was previously Vice President and Managing Director of Indian Subcontinent for Huntsman from July 2015 to July 2016 and served in various positions within Huntsman’s Advanced Materials and Textile Effects segments from 2005 to 2013. In 2013, Mr. Aggarwal left Huntsman to join Louis Dreyfus Commodities B.V. as Chief Executive Officer of Asia Region, a position he held until his return to our Company in 2015.

Chuck Hirsch, age 53, is Senior Vice President, Performance Products. Prior to his appointment to this position in July 2020, Mr. Hirsch served as Vice President–Commercial, Textile Effects based in Singapore since April 2014. Mr. Hirsch joined Huntsman in July 2009 and has served in multiple roles of increasing responsibility in the Textile Effects division. Prior to joining Huntsman, Mr. Hirsch held numerous positions with International Textile Group, Ciba Specialty Chemicals and Milliken & Company.

Scott J. Wright, age 49, is Division President, Advanced Materials. Mr. Wright was appointed to this position in June 2016. Prior to that time, Mr. Wright served as Vice President of Huntsman Advanced Materials—Europe, Middle East & Africa since 2011. Before joining Huntsman’s Advanced Materials segment, Mr. Wright spent 15 years in Huntsman’s former P&A Business in a number of roles of increasing responsibility including product development, business planning, marketing and sales. Prior to joining Huntsman in July 1999, Mr. Wright worked with ICI.

Brittany Benko, age 46, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence. Prior to joining Huntsman in August 2020, Ms. Benko served as Vice President, Health, Safety, Environment and Regulatory at Southwestern Energy Company. Previously, Ms. Benko served in a variety of EHS roles with increasing responsibility at several companies including Anadarko Petroleum Corporation, Chesapeake Energy Corporation and BP.

R. Wade Rogers, age 55, is Senior Vice President, Global Human Resources and Chief Compliance Officer. Mr. Rogers has held the position of Senior Vice President, Global Human Resources since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

Randy W. Wright, age 62, is Vice President and Controller. Prior to his appointment to this position in February 2012, Mr. Wright served as Assistant Controller and Director of Financial Reporting since July 2004. Prior to joining Huntsman in 2004, Mr. Wright held various positions with Georgia-Pacific Corporation, Riverwood International, Johns Manville and PricewaterhouseCoopers. Mr. Wright is a Certified Public Accountant.

Twila Day, age 59, is Vice President and Chief Information Officer. Ms. Day was appointed to this position upon joining Huntsman in November 2018. Prior to joining Huntsman, Ms. Day was Managing Director, National Practice Lead for Technology Services, and a member of the executive committee at Alvarez & Marsal. Previously, Ms. Day served at SYSCO Corporation for more than 20 years in a variety of positions, culminating in her appointment as Senior Vice President Information Technology and Chief Information Officer.

Kevin C. Hardman, age 57, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master’s degree in tax accounting.

Phil Lister, age 48, is Vice President, Corporate Development. Mr. Lister was appointed to this position effective May 2019. From April 2011, Mr. Lister served in Huntsman’s Polyurethanes division as Vice President, Global Finance and Controller, a role including divisional leadership of strategic planning as well as mergers and acquisitions. Prior to that, Mr. Lister served in numerous financial and business roles in Polyurethanes both in Europe and in the United States. Mr. Lister joined Huntsman in July 1999 with the ICI acquisition. Mr. Lister is a U.K. Chartered Management Accountant.

Ivan Marcuse, age 44, is Vice President, Investor Relations. Prior to joining Huntsman in April 2017, Mr. Marcuse served as Director, Equity Research, Specialty Chemicals for KeyBanc Capital Markets Inc. from August 2011 to February 2017. Previously, he was Vice President, Equity Research, Building Products and Materials, for Northcoast Research. Mr. Marcuse is a CFA charterholder and holds a master’s degree in business administration.

Claire Mei, age 46, is Vice President and Treasurer. Ms. Mei was appointed to this role upon joining Huntsman in August of 2018. Prior to joining Huntsman, Ms. Mei served as Vice President and Treasurer at Chobani Global Holdings since November 2016. Previously, Ms. Mei served in a variety of treasury and financial roles with increasing responsibility at several companies including Kraft Foods, PepsiCo, and Hyatt Corporation. Ms. Mei was also a management consultant with McKinsey & Company in Shanghai, China. Ms. Mei holds a master’s degree in business administration.

Pierre Poukens, age 58, is Vice President, Internal Audit, a position he has held since February 2012. Mr. Poukens was Director of Internal Audit from April 2005 to January 2012 and joined Huntsman as Internal Audit Manager in January 2000. Prior to joining Huntsman, Mr. Poukens held various accounting and auditing positions with European companies in Belgium. Mr. Poukens is a Certified Internal Auditor.

Nooshin Vaughn, age 46, is Vice President, Financial Planning and Analysis. Ms. Vaughn was appointed to this position effective June 2018. Ms. Vaughn previously served as Director, Investor Relations. Prior to that, Ms. Vaughn held numerous roles in finance, accounting and information technology. Prior to joining Huntsman in 1997, Ms. Vaughn worked for the accounting firm of Deloitte & Touche LLP. Ms. Vaughn is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information And Holders

Our common stock is listed on the New York Stock Exchange under the symbol “HUN.” As of February 1, 2021, there were approximately 76 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $27.08 per share.

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

Purchases Of Equity Securities By The Company

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2020.

				Maximum number
			Total number of	(or approximate
			shares purchased	dollar value) of
	Total number	Average	as part of publicly	shares that may yet
	of shares	price paid	announced plans	be purchased under
	purchased	per share(1)	or programs(2)	the plans or programs(2)
October	—	$—	—	$420,000,000
November	522	24.29	—	420,000,000
December	947	25.14	—	420,000,000
Total	1,469	24.84	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

See "Part I. Item 1. Business—Recent Developments” for important updates that occurred in our businesses for the year ended December 31, 2020.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	First quarter 2021 adjusted EBITDA projected to be slightly more than double first quarter 2020 results, including turnaround-related headwinds
●	Positive trends in construction (including spray polyurethane foam), automotive and elastomer markets
●	Continued strength in China, but lower margins in China component MDI and polymeric systems for first quarter 2021 compared to fourth quarter 2020

Performance Products:

●	First quarter 2021 adjusted EBITDA to be up approximately 10%-15% compared to first quarter 2020
●	Improving volumes in the Americas and Asia regions in first quarter 2021 compared to first quarter 2020
●	Positive volume trends across the portfolio from fourth quarter 2020 to first quarter 2021

Advanced Materials:

●	First quarter 2021 adjusted EBITDA to be up approximately 40% compared to fourth quarter 2020
●	Improving trends from fourth quarter 2020 to first quarter 2021 across all markets, including aerospace
●	Synergy capture from acquisitions on track

Textile Effects:

●	First quarter 2021 adjusted EBITDA to be up slightly compared to first quarter 2020
●	Favorable trends in sustainable solutions
●	First quarter 2021 orders returning to 2019 levels

In 2020, our adjusted effective tax rate was 19%. For 2021, our adjusted effective tax rate is expected to be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 20. Income Taxes” to our consolidated financial statements.

Higher Insurance Costs in 2021

 During 2020, we saw a deterioration in insurance markets in which we participate, particularly for property and excess/umbrella liability insurance. Rates increased significantly for these coverages, terms and conditions were restricted and some insurers either reduced their available capital or stopped underwriting accounts in the chemical sector. As a result, our annual insurance expense will increase from $32 million in 2020 to $52 million in 2021. We customarily prepay our insurance expense and, accordingly, we prepaid our 2021 insurance expense in December 2020. This prepaid expense will be recognized ratably in our statements of operations in 2021.

Refer to “Item 1A. Risk Factors” for a discussion of the factors that may impact our business, results of operations, financial condition or liquidity and “Forward-Looking Statements” for a discussion of our use of forward-looking statements.

ReSULTS OF OPERATIONS

For each of our Company and Huntsman International, the following tables set forth our consolidated results of operations for the years ended December 31, 2020, 2019 and 2018 (dollars in millions, except per share amounts).

Huntsman Corporation

	December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Revenues	$6,018	$6,797	$7,604	(11)%	(11)%
Cost of goods sold	4,918	5,415	5,840	(9)%	(7)%
Gross profit	1,100	1,382	1,764	(20)%	(22)%
Operating expenses	618	954	942	(35)%	1%
Restructuring, impairment and plant closing costs (credits)	49	(41)	(7)	NM	486%
Merger costs	—	—	2	—	(100)%
Operating income	433	469	827	(8)%	(43)%
Interest expense, net	(86)	(111)	(115)	(23)%	(3)%
Equity in income of investment in unconsolidated affiliates	42	54	55	(22)%	(2)%
Fair value adjustments to Venator investment and related loss on disposal	(88)	(18)	(62)	389%	(71)%
Loss on early extinguishment of debt	—	(23)	(3)	(100)%	667%
Other income, net	36	20	32	80%	(38)%
Income from continuing operations before income taxes	337	391	734	(14)%	(47)%
Income tax (expense) benefit	(46)	38	(45)	NM	NM
Income from continuing operations	291	429	689	(32)%	(38)%
Income (loss) from discontinued operations, net of tax	775	169	(39)	359%	NM
Net income	1,066	598	650	78%	(8)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(32)	(36)	(313)	(11)%	(88)%
Interest expense, net from continuing operations	86	111	115	(23)%	(3)%
Interest expense, net from discontinued operations	—	—	36	—	(100)%
Income tax expense (benefit) from continuing operations	46	(38)	45	NM	NM
Income tax expense from discontinued operations	242	35	86	591%	(59)%
Depreciation and amortization of continuing operations	283	270	255	5%	6%
Depreciation and amortization of discontinued operations	—	61	88	(100)%	(31)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	31	5	9
Merger costs	—	—	2
EBITDA from discontinued operations(2)	(1,017)	(265)	(171)
Noncontrolling interest of discontinued operations	—	—	232
Fair value adjustments to Venator investment and related loss on disposal	88	18	62
Loss on early extinguishment of debt	—	23	3
Certain legal and other settlements and related expenses	5	6	1
(Gain) loss on sale of businesses/assets	(280)	21	—
Income from transition services arrangements	(7)	—	—
Certain nonrecurring information technology project implementation costs	6	4	—
Amortization of pension and postretirement actuarial losses	76	66	67
Plant incident remediation costs	2	8	—
Restructuring, impairment and plant closing and transition costs (credits)(3)	52	(41)	(6)
Adjusted EBITDA(1)	$647	$846	$1,161	(24)%	(27)%

Net cash provided by operating activities from continuing operations	$277	$656	$704	(58)%	(7)%
Net cash provided by (used in) investing activities from continuing operations	1,462	(201)	(615)	NM	(67)%
Net cash used in financing activities	(655)	(450)	(424)	46%	6%
Capital expenditures from continuing operations	(249)	(274)	(251)	(9)%	9%

Huntsman International

	December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Revenues	$6,018	$6,797	$7,604	(11)%	(11)%
Cost of goods sold	4,918	5,415	5,837	(9)%	(7)%
Gross profit	1,100	1,382	1,767	(20)%	(22)%
Operating expenses	612	949	937	(36)%	1%
Restructuring, impairment and plant closing costs (credits)	49	(41)	(7)	NM	486%
Merger costs	—	—	2	—	(100)%
Operating income	439	474	835	(7)%	(43)%
Interest expense, net	(88)	(126)	(136)	(30)%	(7)%
Equity in income of investment in unconsolidated affiliates	42	54	55	(22)%	(2)%
Fair value adjustments to Venator investment and related loss on disposal	(88)	(18)	(62)	389%	(71)%
Loss on early extinguishment of debt	—	(23)	(3)	(100)%	667%
Other income, net	33	16	27	106%	(41)%
Income from continuing operations before income taxes	338	377	716	(10)%	(47)%
Income tax (expense) benefit	(46)	41	(41)	NM	NM
Income from continuing operations	292	418	675	(30)%	(38)%
Income (loss) from discontinued operations, net of tax	775	169	(39)	359%	NM
Net income	1,067	587	636	82%	(8)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(32)	(36)	(313)	(11)%	(88)%
Interest expense, net from continuing operations	88	126	136	(30)%	(7)%
Interest expense, net from discontinued operations	—	—	36	—	(100)%
Income tax expense (benefit) from continuing operations	46	(41)	41	NM	NM
Income tax expense from discontinued operations	242	35	86	591%	(59)%
Depreciation and amortization of continuing operations	283	270	252	5%	7%
Depreciation and amortization of discontinued operations	—	61	88	(100)%	(31)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	31	5	9
Merger costs	—	—	2
EBITDA from discontinued operations(2)	(1,017)	(265)	(171)
Noncontrolling interest of discontinued operations	—	—	232
Fair value adjustments to Venator investment and related loss on disposal	88	18	62
Loss on early extinguishment of debt	—	23	3
Certain legal and other settlements and related expenses	5	6	1
(Gain) loss on sale of businesses/assets	(280)	21	—
Income from transition services arrangements	(7)	—	—
Certain nonrecurring information technology project implementation costs	6	4	—
Amortization of pension and postretirement actuarial losses	79	70	71
Plant incident remediation costs	2	8	—
Restructuring, impairment and plant closing and transition costs (credits)(3)	52	(41)	(6)
Adjusted EBITDA(1)	$653	$851	$1,165	(23)%	(27)%

Net cash provided by operating activities from continuing operations	$279	$645	$687	(57)%	(6)%
Net cash provided by (used in) investing activities from continuing operations	1,736	(202)	(630)	NM	(68)%
Net cash used in financing activities	(933)	(438)	(390)	113%	12%
Capital expenditures from continuing operations	(249)	(274)	(251)	(9)%	9%

Huntsman Corporation

	Year ended			Year ended			Year ended
	December 31, 2020			December 31, 2019			December 31, 2018
		Tax			Tax			Tax
	Gross	and other(4)	Net	Gross	and other(4)	Net	Gross	and other(4)	Net
Reconciliation of net income to adjusted net income
Net income			$1,066			$598			$650
Net income attributable to noncontrolling interests			(32)			(36)			(313)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$31	$(6)	25	$5	$—	5	$9	$(3)	6
Merger costs	—	—	—	—	—	—	2	—	2
Income from discontinued operations(2)(6)	(1,017)	242	(775)	(265)	96	(169)	(171)	210	39
Noncontrolling interest of discontinued operations	—	—	—	—	—	—	232	—	232
Fair value adjustments to Venator investment and related loss on disposal	88	(9)	79	18	—	18	62	—	62
Loss on early extinguishment of debt	—	—	—	23	(5)	18	3	(1)	2
Certain legal and other settlements and related expenses	5	(1)	4	6	(1)	5	1	(1)	—
(Gain) loss on sale of businesses/assets	(280)	31	(249)	21	(5)	16	—	—	—
Income from transition services arrangements	(7)	2	(5)	—	—	—	—	—	—
Certain nonrecurring information technology project implementation costs	6	(1)	5	4	(1)	3	—	—	—
Amortization of pension and postretirement actuarial losses	76	(17)	59	66	(16)	50	67	(13)	54
Significant activities related to deferred tax assets and liabilities(5)	—	—	—	—	(128)	(128)	—	(119)	(119)
U.S. Tax Reform Act impact on income tax expense	—	—	—	—	(1)	(1)	—	32	32
Plant incident remediation costs	2	—	2	8	(2)	6	—	—	—
Restructuring, impairment and plant closing and transition costs (credits)(3)	52	(13)	39	(41)	9	(32)	(6)	1	(5)
Adjusted net income(1)			$218			$353			$642

Weighted average shares-basic			220.6			228.9			238.1
Weighted average shares-diluted			221.9			230.6			241.6

Basic net income (loss) attributable to Huntsman Corporation per share:
Income from continuing operations			$1.18			$1.72			$2.55
Income (loss) from discontinued operations			3.51			0.74			(1.13)
Net income			$4.69			$2.46			$1.42

Diluted net income (loss) attributable to Huntsman Corporation per share:
Income from continuing operations			$1.17			$1.70			$2.52
Income (loss) from discontinued operations			3.49			0.74			(1.13)
Net income			$4.66			$2.44			$1.39

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$0.98			$1.53			$2.66

Net cash provided by operating activities from continuing operations			$277			$656			$704
Capital expenditures from continuing operations			(249)			(274)			(251)
Free cash flow from continuing operations(1)			$28			$382			$453

Other cash flow measure:
Taxes paid on sale of businesses(7)			$257			$—			$—

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”
(2)	Includes the gain on the sale of our Chemical Intermediates Businesses in 2020.
(3)

Includes costs associated with transition activities relating to the acquisition of CVC Thermoset Specialties in 2020 and transition activities in 2018 relating to the transition of our Textile Effects segment’s production from Basel, Switzerland to a tolling facility. These transition costs were included in either selling, general and administrative expenses or cost of sales on our consolidated statements of operations.

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
(7)

Represents the taxes paid in connection with the sale of the Chemical Intermediates Businesses and the sale of the India-based DIY business. For more information, see “Note 4. Discontinued Operations and Business Disposition” to our consolidated financial statements.

Non-GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related U.S. GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and the reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures in their entirety and not to rely on any single financial measure. These non-GAAP measures exclude the impact of certain expenses that we do not believe are indicative of our core operating results.

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) fair value adjustments to Venator investment and related loss on disposal; (f) loss on early extinguishment of debt; (g) certain legal and other settlements and related expenses; (h) (gain) loss on sale of businesses/assets; (i) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (j) certain nonrecurring information technology project implementation costs; (k) amortization of pension and postretirement actuarial losses; (l) plant incident remediation costs; and (m) restructuring, impairment and plant closing and transition costs (credits). We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) merger costs; (c) loss (income) from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) fair value adjustments to Venator investment and related loss on disposal; (f) loss on early extinguishment of debt; (g) certain legal and other settlements and related expenses; (h) gain on sale of businesses/assets; (i) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (j) certain nonrecurring information technology project implementation costs; (k) amortization of pension and postretirement actuarial losses; (l) significant activities related to deferred tax assets and liabilities; (m) U.S. Tax Reform Act impact on income tax expense; (n) plant incident remediation costs; and (o) restructuring, impairment and plant closing and transition costs (credits). Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Adjusted Effective Tax Rate

We believe that the effective tax rate of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted effective tax rate. We believe our adjusted effective tax rate provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends. We do not provide reconciliations for adjusted effective tax rate on a forward-looking basis because we are unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the timing and amounts of certain items, such as business acquisition and integration expenses and purchase accounting inventory adjustments, merger costs, certain legal and other settlements and related expenses, gains on sale of businesses/assets and amortization of pension and postretirement actuarial losses. Each of such adjustments have not yet occurred, is out of our control and/or cannot be reasonably predicted. For the same reasons, we are unable to address the probable significance of the unavailable information.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” and “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements, the results from continuing operations presented exclude primarily the results of our Chemical Intermediates Businesses for all periods presented and the results of Venator for 2018. The decrease of $134 million in net income attributable to Huntsman Corporation and the decrease of $122 million in net income attributable to Huntsman International from continuing operations was the result of the following items:

●

Revenues for the year ended December 31, 2020 decreased by $779, or 11%, as compared with the 2019 period. The decrease was primarily due to lower sales volumes in all our segments and lower average selling prices in all our segments, except for our Advanced Materials segment. See “—Segment Analysis” below.

●

Gross profit for the year ended December 31, 2020 decreased by $282 million, or 20%, as compared with the 2019 period. The decrease resulted from lower gross profits in all our segments. See “—Segment Analysis” below.

●

Our operating expenses and the operating expenses of Huntsman International for the year ended December 31, 2020 decreased by $336 million and $337 million, respectively, or 35% and 36%, respectively, as compared with the 2019 period, primarily related to lower selling, general and administrative costs resulting from cost suppression measures and actions taken to address the economic impacts of COVID-19 as well as gains related to the sale of the India-based DIY business and the sale of assets at our Basel, Switzerland site, partially offset by an increase in selling, general and administrative costs incurred in our newly acquired businesses of Icynene-Lapolla and CVC Thermoset Specialties.

●

Restructuring, impairment and plant closing costs (credits) for the year ended December 31, 2020 was a cost of $49 million compared to a credit of $41 million in the 2019 period. For more information on restructuring activities, see “Note 13. Restructuring, Impairment and Plant Closing Costs (Credits)” to our consolidated financial statements.

●	Our interest expense, net and the interest expense, net of Huntsman International for the year ended December 31, 2020 decreased by $25 million and $38 million, respectively, or 23% and 30%, respectively, as compared with the 2019 period, primarily related to repayments of outstanding borrowings on our $1.2 billion senior revolving credit facility ("Revolving Credit Facility") and other prepayable debt.

●	Equity in income of investment in unconsolidated affiliates for the year ended December 31, 2020 decreased to $42 million from $54 million in the 2019 period. The decrease was primarily attributable to a decrease in income at our PO/MTBE joint venture with Sinopec, of which we hold a 49% interest.

●

We recorded a loss of $88 million in fair value adjustments to our investment in Venator and related loss on disposal for the year ended December 31, 2020 compared to a loss of $18 million in the 2019 period. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements.

●

Loss on early extinguishment of debt for the year ended December 31, 2020 was nil compared to $23 million in the 2019 period due to the early repayment in full of our 2020 Senior Notes in the first quarter of 2019. See “Note. 15. Debt—Notes” to our consolidated financial statements.

●

Our income tax expense for the year ended December 31, 2020 increased to $46 million from an income tax benefit of $38 million in the 2019 period. The income tax expense of Huntsman International for the year ended December 31, 2020 increased to $46 million from an income tax benefit of $41 million in the 2019 period. The increase in income tax expense was primarily due to fewer discrete benefit items in 2020 than in 2019. In 2020, discrete items include tax benefits related to the sale of the India-based DIY business, partially offset by foreign withholding tax on repatriated earnings. In 2019, discrete items include tax benefits related to built-in capital losses and realized tax losses both on our remaining interest in Venator, partially offset by tax expense related to the establishment of valuation allowances in Australia and the change in tax rate in Switzerland. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 20. Income Taxes” to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

			Percent
			Change
	Year ended December 31,		Favorable
(Dollars in millions)	2020	2019	(Unfavorable)
Revenues
Polyurethanes	$3,584	$3,911	(8)%
Performance Products	1,023	1,158	(12)%
Advanced Materials	839	1,044	(20)%
Textile Effects	597	763	(22)%
Corporate and eliminations	(25)	(79)	NM
Total	$6,018	$6,797	(11)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$472	$548	(14)%
Performance Products	164	168	(2)%
Advanced Materials	130	201	(35)%
Textile Effects	42	84	(50)%
Corporate and other	(161)	(155)	(4)%
Total	$647	$846	(24)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$472	$548	(14)%
Performance Products	164	168	(2)%
Advanced Materials	130	201	(35)%
Textile Effects	42	84	(50)%
Corporate and other	(155)	(150)	(3)%
Total	$653	$851	(23)%

NM—Not meaningful
(1)

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 27. Operating Segment Information” to our consolidated financial statements.

	Year ended December 31, 2020 vs 2019
	Average Selling Prices(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	(3)%	—	—	(5)%
Performance Products	(4)%	—	3%	(11)%
Advanced Materials	2%	(1)%	(2)%	(19)%
Textile Effects	(3)%	(1)%	(2)%	(16)%

	Fourth Quarter 2020 vs Third Quarter 2020
	Average Selling Prices(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	10%	2%	1%	(3)%
Performance Products	2%	1%	(8)%	16%
Advanced Materials	1%	1%	1%	1%
Textile Effects	1%	1%	—	20%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.
(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for 2020 compared to 2019 was due to lower MDI average selling prices and lower overall polyurethanes sales volumes. MDI average selling prices decreased across most major markets in relation to the global economic slowdown resulting from the COVID-19 pandemic. Overall polyurethanes sales volumes decreased primarily in relation to the global economic slowdown and the resulting decrease in demand across most major markets, partially offset by additional sales volumes in connection with the Icynene-Lapolla Acquisition. The decrease in segment adjusted EBITDA was primarily due to lower component and polymeric systems margins largely driven by lower MDI pricing and lower polyurethanes sales volumes, partially offset by lower raw material costs and lower fixed costs.

Performance Products

The decrease in revenues in our Performance Products segment for 2020 compared to 2019 was due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily in relation to the global economic slowdown resulting from the COVID-19 pandemic. Average selling prices decreased primarily related to lower raw material costs. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, mostly offset by lower fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for 2020 compared to 2019 was due to lower sales volumes, slightly offset by higher average selling prices. Sales volumes decreased significantly across all markets, except in our global power market, primarily in relation to the global economic slowdown resulting from the COVID-19 pandemic, partially offset by additional sales volumes related to the CVC Thermoset Specialties Acquisition. Average selling prices increased in response to cost increases, partially offset by the impact of a stronger U.S. dollar against major international currencies. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, partially offset by lower fixed costs.

Textile Effects

The decrease in revenues in our Textile Effects segment for 2020 compared to 2019 was due to lower average selling prices and lower sales volumes. Average selling prices decreased as a result of product mix change, competitive market pressures and the impact of a stronger U.S. dollar against major international currencies. Sales volumes decreased primarily due to significantly weaker demand in relation to the global economic slowdown resulting from the COVID-19 pandemic. The decrease in segment adjusted EBITDA was primarily due to lower sales revenues and lower capitalization of indirect costs because of reduced production, partially offset by lower raw material costs and lower fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For 2020, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $6 million to a loss of $161 million from a loss of $155 million for 2019. For 2020, adjusted EBITDA from Corporate and other for Huntsman International decreased by $5 million to a loss of $155 million from a loss of $150 million for 2019. The decrease in adjusted EBITDA from Corporate and other resulted primarily from a charge from a LIFO inventory reserve adjustment, partially offset by an increase in unallocated foreign currency exchange gains.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

For a comparison of our results of operations for the fiscal years ended December 31, 2019 and 2018, see "Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 13, 2020.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instruction I of Form 10-K.

Cash Flows For Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Net cash provided by operating activities from continuing operations for 2020 and 2019 was $277 million and $656 million, respectively. The decrease in net cash provided by operating activities from continuing operations during 2020 compared with 2019 was primarily attributable to decreased operating income as described in “—Results of Operations” above, including $257 million of cash paid for taxes in connection with the sale of the Chemical Intermediates Businesses and the sale of the India-based DIY business, partially offset by a $338 million unfavorable variance in operating assets and liabilities for 2020 as compared with 2019.

Net cash provided by (used in) investing activities from continuing operations for 2020 and 2019 was $1,462 million and $(201) million, respectively. During 2020 and 2019, we paid $249 million and $274 million, respectively, for capital expenditures, including $54 million and $13 million during 2020 and 2019, respectively, on a new MDI splitter in Geismar, Louisiana. In January 2020, we received approximately $1.92 billion for the sale of our Chemical Intermediates Businesses. Additionally, in November 2020, we received approximately $257 million for the sale of the India-based DIY business. See "Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses" and "Note 4. Discontinued Operations and Business Dispositions—Sale of India-Based Do-It-Yourself Consumer Adhesives Business" to our consolidated financial statements. In December 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator and received approximately $99 million. See "Note 4. Discontinued operations and Business Dispositions—Separation and Deconsolidation of Venator" to our consolidated financial statements. During 2020, we paid approximately $650 million for the acquisition of businesses, net of cash acquired. See "Note 3. Business Combinations and Acquisitions" to our consolidated financial statements. During the year ended December 31, 2020, we entered into a sale and leaseback agreement to sell certain properties in Basel, Switzerland, for which we received approximately $73 million in proceeds from the sale of assets. During the year ended December 31, 2019, we received approximately $49 million in proceeds from the sale of assets in connection with the closure of certain Textile Effects facilities and offices in Basel, Switzerland. During 2019, we received $16 million in proceeds from the settlement of the December 3, 2018 sale of Venator ordinary shares to Bank of America N.A.

Net cash used in financing activities for 2020 and 2019 was $655 million and $450 million, respectively. The increase in net cash used in financing activities was primarily due to the increase in repayments on our Revolving Credit Facility during 2020 as compared with 2019, the repayment in full of our 364-day term loan facility ("2019 Term Loan") in the third quarter of 2020 and the proceeds from the issuance of our 2029 Senior Notes in the first quarter of 2019, partially offset by a decrease in repurchases of common stock during 2020 as compared with 2019 and cash paid in the third quarter of 2019 to acquire the 50% noncontrolling interest that we did not own in the Sasol-Huntsman joint venture.

Free cash flow from continuing operations for 2020 and 2019 were proceeds of cash of $28 million and $382 million, respectively. The reduction in free cash flow was primarily attributable to the decrease in cash provided by operating activities from continuing operations, partially offset by a decrease in cash used for capital expenditures during 2020 as compared with 2019.

Cash Flows For Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

For a comparison of our cash flows for the fiscal years ended December 31, 2019 and 2018, see "Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 13, 2020.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	December 31,	Less		December 31,	Increase	Percent
	2020	Acquisitions(1)	Subtotal	2019	(Decrease)	Change
Cash and cash equivalents	$1,593	$(7)	$1,586	$525	$1,061	202%
Accounts and notes receivable, net	910	(48)	862	953	(91)	(10)%
Inventories	848	(69)	779	914	(135)	(15)%
Other current assets	217	(1)	216	155	61	39%
Current assets held for sale(2)	—	—	—	1,208	(1,208)	(100)%
Total current assets	3,568	(125)	3,443	3,755	(312)	(8)%
Accounts payable	876	(20)	856	822	34	4%
Accrued liabilities	458	(11)	447	420	27	6%
Current portion of debt	593	—	593	212	381	180%
Current operating lease liabilities	52	—	52	42	10	24%
Current liabilities held for sale(2)	—	—	—	512	(512)	(100)%
Total current liabilities	1,979	(31)	1,948	2,008	(60)	(3)%
Working capital	$1,589	$(94)	$1,495	$1,747	$(252)	(14)%

(1)	Represents combined amounts related to the Icynene-Lapolla Acquisition and the CVC Thermoset Specialties Acquisition. For more information, see “Note 3. Business Combinations and Acquisitions” to our consolidated financial statements.

(2)	Represents amounts related to the sale of our Chemical Intermediates Businesses. The assets and liabilities held for sale were classified as current as of December 31, 2019 because we completed the sale of our Chemical Intermediates Businesses on January 3, 2020. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our consolidated financial statements.

Our working capital decreased by $252 million as a result of the net impact of the following significant changes:

●

The increase in cash and cash equivalents of $1,061 million resulted from the matters identified on our consolidated statements of cash flows. See also “—Cash Flows Year Ended December 31, 2020 Compared with Year Ended December 31, 2019.”

●

Accounts and notes receivable decreased by $91 million primarily due to improved days sales outstanding and reduction of overdue accounts receivable year-over-year, despite slightly higher revenues in the fourth quarter of 2020 compared to the fourth quarter of 2019.

●	Inventories decreased by $135 million primarily due to lower inventory costs and volumes.

●	Other current assets increased by $61 million primarily due to an increase in current income tax receivable and in prepaid insurance.

●	Accounts payable increased by $34 million primarily due to an increase in days payable outstanding year-over-year and higher capital expenditures in the fourth quarter of 2020 compared to the fourth quarter of 2019.

●	Current portion of debt increased by $381 million primarily due to the current classification of our 2021 Senior Notes, offset in part by our repayment of the 2019 Term Loan in full at maturity.

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

Short-Term Liquidity

We depend upon our cash, Revolving Credit Facility, U.S. accounts receivable securitization program (“U.S. A/R Program”) and European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2020, we had $2,952 million of combined cash and unused borrowing capacity, consisting of $1,593 million in cash, $1,194 million in availability under our Revolving Credit Facility and $165 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

●

Cash proceeds from our accounts receivable and inventory, net of accounts payable, were approximately $277 million for 2020, as reflected in our consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●

During 2021, we expect to spend between approximately $320 million to $330 million on capital expenditures, including spending of approximately $80 million on a new MDI splitter in Geismar, Louisiana. We expect to fund spending on all capital expenditures with cash provided by operations, including proceeds received from the sale of the Basel, Switzerland properties. See "Note 1. General—Recent Developments—Sale of Assets at our Basel, Switzerland Site" to our consolidated financial statements.

●

During 2020, we made contributions to our pension and postretirement benefit plans of $101 million. During 2021, we expect to contribute an additional amount of approximately $60 million to these plans.

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

●	During 2020, management implemented cost realignment and synergy plans. In connection with these plans, we expect to achieve annualized cost savings and synergy benefits of more than $120 million by the end of 2023 with associated net cash restructuring and integration costs of approximately $100 million. See "Note 13. Restructuring, Impairment and Plant Closing Costs (Credits)" to our consolidated financial statements.
●	In November 2020, we entered into a sale and leaseback agreement to sell certain properties in Basel, Switzerland for approximately CHF 67 (approximately $73 million) and to lease those properties back for five years.
●	On November 3, 2020, we completed the sale of the India-based DIY business, part of the Advanced Materials segment, to Pidilite Industries Ltd. and received cash of approximately $257 million. Under the terms of the agreement, we may receive up to approximately $28 million of additional cash under an earnout within 18 months if the business achieves certain sales revenue targets in line with the DIY business' 2019 performance.
●

On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator and received approximately $99 million in cash, which includes $8 million for a 30-month option for the sale of the remaining approximate 9.7 million ordinary shares we hold in Venator at $2.15 per share. See “Part I. Item 1. Business—Recent Developments—Sale of Venator Interest.”

●	On January 15, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes at the redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the redemption date. Upon the redemption of the 2021 Senior Notes, we expect to incur an incremental cash tax liability of approximately $15 million in the first quarter of 2021 due to the U.S. tax foreign currency exchange gains recognized at redemption of the notes.
●

On January 15, 2021, we completed the acquisition of Gabriel, a North American specialty chemical manufacturer of specialty additives and epoxy curing agents for the coatings, adhesives, sealants and composite end-markets, from funds affiliated with Audax Private Equity in an all-cash transaction of approximately $250 million, subject to customary closing adjustments, funded from available liquidity. The acquired business will be integrated into our Advanced Materials segment.

Long-Term Liquidity

●

We have deferred a portion of capital spending on a new MDI splitter in Geismar, Louisiana leaving approximately $115 million in 2021 and 2022. We expect to fund spending on all capital expenditures with cash provided by operations.

As of December 31, 2020, we had $593 million classified as current portion of debt, including $545 million on our 2021 Senior Notes, which we redeemed in full on January 15, 2021, debt at our variable interest entities of $47 million and certain other short-term facilities and scheduled amortization payments totaling $1 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of December 31, 2020, we had approximately $491 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

Restructuring, Impairment and Plant Closing Costs

For a discussion of restructuring plans and the costs involved, see “Note 13. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see “Note 2. Summary of Significant Accounting Policies" to our consolidated financial statements.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make judgments, estimates and assumptions that involve a significant level of estimation and uncertainty and are reasonably likely to have a material impact on our financial condition and/or results of operations. Summarized below are our critical accounting estimates.

Income Taxes

Deferred income taxes reflect the net effects of temporary differences between assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized; valuation allowances are recorded to offset deferred tax assets unlikely to be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgments. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses. Cumulative historical losses incurred over periods of time limit our ability to consider more subjective projections of future taxable income. Changes in expected future taxable income and tax planning strategies in applicable jurisdictions affect our assessment of the realization of deferred tax assets. Our judgments regarding valuation allowances are also influenced by factors outside of business results that could impact our ability to utilize a deferred tax asset. As of December 31, 2020, we had total valuation allowances of $206 million, which represents a decrease of $25 million from the prior year, and we have recognized net deferred tax assets of $76 million. See “Note 20. Income Taxes” to our consolidated financial statements for more information regarding our deferred tax assets and valuation allowances.

Employee Benefit Programs

We sponsor several contributory and non-contributory defined benefit plans, covering employees primarily in the U.S., the U.K., The Netherlands, Belgium and Switzerland, but also covering employees in a number of other countries. We fund the material plans through trust arrangements (or local equivalents) where the assets are held separately from us. We also sponsor unfunded postretirement plans which provide medical and, in some cases, life insurance benefits covering certain employees in the U.S. and Canada. Amounts recorded in our consolidated financial statements are recorded based upon actuarial valuations performed by various independent actuaries. Inherent in these valuations are numerous assumptions regarding expected long-term rates of return on plan assets, discount rates, compensation increases, mortality rates and health care cost trends. Each of these critical estimates are subject to uncertainty and are assessed by us using historical data, as well as projections of future conditions. These assumptions and changes during the period are described in “Note 19. Employee Benefit Plans” to our consolidated financial statements.

We retain third party actuaries to assist us with judgments necessary to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

	Statement of	Balance Sheet
Assumptions	Operations(1)	Impact(2)
Discount rate
—1% increase	$(36)	$(545)
—1% decrease	44	622
Expected long-term rates of return on plan assets
—1% increase	(21)	—
—1% decrease	21	—
Rate of compensation increase
—1% increase	10	54
—1% decrease	(6)	(61)

(1)	Estimated (decrease) increase on 2020 net periodic benefit cost
(2)	Estimated (decrease) increase on December 31, 2020 pension and postretirement liabilities and accumulated other comprehensive loss

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2020, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit Committee, have audited our consolidated financial statements prepared by our Company and have issued attestation reports on internal control over financial reporting for our Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Huntsman Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 12, 2021, expressed an unqualified opinion on those financial statements.

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
February 12, 2021

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

Other than as stated on the Index to Consolidated Financial Statements on page F-1 with respect to Schedule I, financial statement schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)	Description of exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Huntsman Corporation	8-K	3.1	May 12, 2014
3.2*	Sixth Amended and Restated Bylaws of Huntsman Corporation dated as of June 16, 2020 (as amended by Amendment to Sixth Amended and Restated Bylaws of Huntsman Corporation, effective as of October 28, 2020)
4.2	Form of stock certificate of Huntsman Corporation	S-1	4.68	February 8, 2005
4.3	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008	S-8	4.8	February 10, 2006
4.4	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010	10-K	4.32	February 22, 2008
4.5	Indenture, dated as of November 13, 2014, by and among Huntsman International LLC, the guarantors named therein, and Wilmington Trust, National Association, as trustee	8-K	4.1	November 17, 2014
4.6	Form of 5.125% Senior Note (included as Exhibit A to Exhibit 4.11)	8-K	4.1	November 17, 2014
4.7	Indenture, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authenticating agent, and Wilmington Trust, National Association, as trustee	8-K	4.1	April 2, 2015
4.8	Form of 4.25% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.14)	8-K	4.2	April 2, 2015
4.9	Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee.	8-K	4.1	March 13, 2019
4.10	First Supplemental Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee.	8-K	4.2	March 13, 2019
4.11	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.12)	8-K	4.3	March 13, 2019
4.12	Description of Securities	10-K	4.14	February 13, 2020
10.1	Employment Agreement with Anthony Hankins	S-1/A	10.27	January 28, 2005
10.2	Form of Indemnification Agreement	S-1/A	10.25	February 8, 2005
10.3	Amended and Restated Huntsman Supplemental Executive Retirement Plan (File No. 001-32427)	8-K	10.1	December 30, 2005
10.4	Huntsman Supplemental Executive MPP Plan (File No. 001-32427)	8-K	10.2	December 30, 2005
10.5	Amended and Restated Huntsman Supplemental Savings Plan (File No. 001-32427)	8-K	10.3	December 30, 2005
10.6	Huntsman Outside Directors Elective Deferral Plan (File No. 001-32427)	8-K	10.4	December 30, 2005
10.7	Form of Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants prior to February 6, 2008	S-8	4.8	February 10, 2006
10.8	Form of Restricted Stock Unit Agreement for Outside Directors, effective for grants from February 6, 2008 to September 21, 2010	10-K	4.32	February 22, 2008
10.9	First Amendment to Huntsman Supplemental Executive Retirement Plan (File No. 001-32427)	10-K	10.32	February 22, 2008
10.10	First Amendment to Huntsman Supplemental Executive MPP Plan (File No. 001-32427)	10-K	10.33	February 22, 2008
10.11	First Amendment to Huntsman Supplemental Savings Plan (File No. 001-32427)	10-K	10.34	February 22, 2008
10.12	Second Amendment to Huntsman Supplemental Savings Plan (File No. 001-32427)	10-K	10.35	February 22, 2008
10.13	First Amendment to Huntsman Outside Directors Elective Deferral Plan (File No. 001-32427)	10-K	10.36	February 22, 2008

10.14	U.S. Receivables Loan Agreement dated as of October 16, 2009 (File No. 001-32427)	8-K	10.1	October 22, 2009
10.15	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC (File No. 001-32427)	8-K	10.2	October 22, 2009
10.16	Second Amendment to Huntsman Supplemental Executive Retirement Plan (File No. 001-32427)	10-K	10.38	February 17, 2011
10.17	Third Amendment to Huntsman Supplemental Executive Retirement Plan (File No. 001-32427)	10-K	10.39	February 17, 2011
10.18	Form of Nonqualified Stock Option Agreement effective for grants from February 2, 2011 to May 5, 2016 (File No. 001-32427)	10-K	10.42	February 17, 2011
10.19	Form of Restricted Stock Unit Agreement for Outside Directors effective for grants from February 2, 2011 to May 5, 2016 (File No. 001-32427)	10-K	10.43	February 17, 2011
10.20	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011 (File No. 001-32427)	8-K	10.1	April 20, 2011
10.21	Second Amendment to Huntsman Outside Directors Elective Deferral Plan (File No. 001-32427)	10-Q	10.5	May 5, 2011
10.22	Third Amendment to Huntsman Outside Directors Elective Deferral Plan (File No. 001-32427)	10-Q	10.6	May 5, 2011
10.23	Huntsman Corporation Stock Incentive Plan (amended and restated) (File No. 001-32427)	S-8	4.1	May 10, 2011
10.24	First Amendment to the Huntsman Corporation Stock Incentive Plan (as amended and restated) (File No. 001-32427)	10-K	10.56	February 12, 2013
10.25	Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013	8-K	10.1	May 2, 2013
10.26	Huntsman Corporation Stock Incentive Plan (amended and restated)	8-K	10.1	May 12, 2014
10.27	Amendment to the Huntsman Corporation Stock Incentive Plan Nonqualified Stock Option Agreement effective for grants through May 5, 2016	10-K	10.66	February 18, 2015
10.28	Master Amendment No. 4 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents and Waiver, dated as of March 30, 2015	8-K	10.2	April 2, 2015
10.29	Huntsman Corporation 2016 Stock Incentive Plan	8-K	10.1	May 11, 2016
10.30	Form of Nonqualified Stock Option Agreement effective for grants from May 5, 2016 to January 31, 2017	S-8	99.1	May 31, 2016
10.31	Form of Phantom Share Agreement	10-K	10.66	February 15, 2017
10.32	Form of Performance Share Unit Award Agreement	10-K	10.67	February 15, 2017
10.33	Form of Nonqualified Stock Option Agreement	10-K	10.68	February 15, 2017
10.34	Form of Restricted Stock Agreement	10-K	10.69	February 15, 2017
10.35	Form of Stock Unit Agreement for Outside Directors	10-K	10.70	February 15, 2017
10.36	Form of Notice of Award of Common Stock	10-K	10.71	February 15, 2017
10.37	Master Amendment No. 6 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S Receivables Purchase Agreement and Transaction Documents dated as of April 21, 2017	10-Q	10.2	April 26, 2017
10.38	Credit Agreement, dated May 21, 2018, between Huntsman International LLC, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citibank, N.A. as co-syndication agents, and Goldman Sachs Bank USA and PNC Bank, National Association, as co-documentation agents, and the lenders thereto.	8-K	10.1	May 23, 2018
10.39	Master Amendment No. 7 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of April 18, 2019	8-K	10.1	April 24, 2019
10.40	Amended and Restated European Receivables Loan Agreement, dated as of April 18, 2019	8-K	10.2	April 24, 2019
10.41*	Amended and Restated European Contribution Agreement, dated as of April 18, 2019
10.42	Master Amendment No. 8 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of December 3, 2019	10-K	10.52	February 13, 2020
10.43	Huntsman Executive Severance Plan (as amended and restated effective February 19, 2020)	8-K	10.1	February 19, 2020
10.44	Second Amended and Restated Severance Agreement dated February 19, 2020, between Huntsman Corporation and Peter R. Huntsman	8-K	10.2	February 19, 2020
10.45*	Master Amendment No. 9 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents and Waiver, dated as of October 30, 2020
21.1*	Subsidiaries of Huntsman Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2021

Huntsman Corporation Huntsman International LLC

By:	/s/ Sean Douglas
Sean Douglas Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 12th day of February 2021.

/s/ Peter R. Huntsman	/s/ Sean Douglas
Peter R. Huntsman Chairman, President and Chief Executive Officer (Principal Executive Officer)	Sean Douglas Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Randy W. Wright	/s/ Wayne A. Reaud
Randy W. Wright Vice President and Controller (Authorized Signatory and Principal Accounting Officer)	Wayne A. Reaud Chairman of the Litigation Committee and Director

/s/ Nolan D. Archibald	/s/ M. Anthony Burns
Nolan D. Archibald Vice Chairman, Chairman of the Nominating and Corporate Governance Committee and Lead Independent Director	M. Anthony Burns Chairman of the Audit Committee and Director

/s/ Sir Robert J. Margetts	/s/ Dr. Mary C. Beckerle
Sir Robert J. Margetts Director	Dr. Mary C. Beckerle Director

/s/ Daniele Ferrari	/s/ Vice Admiral (Ret) Jan E. Tighe
Daniele Ferrari Director	Vice Admiral (ret) Jan E. Tighe Director

/s/ Sonia Dulá	/s/ Cynthia L. Egan
Sonia Dulá	Cynthia L. Egan
Director	Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International LLC in the capacities indicated on the 12th day of February 2021.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Huntsman Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index on page F-1 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Income Taxes—Realizability of Deferred Tax Assets—Refer to Notes 2 and 20 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are evaluated on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. In evaluating the objective evidence that historical results provide, the Company considers the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits the Company’s ability to consider other subjective evidence such as taxable income for the future. The Company’s valuation allowances as of December 31, 2020, were $206 million.

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

•

We tested the effectiveness of controls over the valuation allowance for income taxes, including management’s controls over the estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

•

With the assistance of our income tax specialists, we considered (1) the appropriateness of qualifying tax planning strategies, including that they were prudent, feasible and would more likely than not result in the realization of deferred tax assets and (2) the following sources of management’s estimated future taxable income:

–	Estimates of future taxable income

–	Future reversals of existing temporary differences

–	Taxable income in historical periods (where carryback is permitted under the tax law)

•	We tested the reasonableness of management’s estimates of future taxable income by comparing the estimates to:

–	Historical taxable income

–	Internal communications to management and the Board of Directors

–	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies

•	We evaluated whether the taxable income in prior carryback years was of the appropriate character and available under the tax law.

•	We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 2021

We have served as the Company’s auditor since 1984.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$1,593	$525
Accounts and notes receivable (net of allowance for doubtful accounts of $26 and $19, respectively), ($198 and $221 pledged as collateral, respectively)(a)	902	940
Accounts receivable from affiliates	8	13
Inventories(a)	848	914
Other current assets	217	155
Current assets held for sale	—	1,208
Total current assets	3,568	3,755
Property, plant and equipment, net(a)	2,505	2,383
Investment in unconsolidated affiliates	373	535
Intangible assets, net	453	197
Goodwill	533	276
Deferred income taxes	288	292
Notes receivable from affiliate	—	34
Operating lease right-of-use assets	445	396
Other noncurrent assets(a)	548	452
Total assets	$8,713	$8,320

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$842	$765
Accounts payable to affiliates	34	57
Accrued liabilities(a)	458	420
Current portion of debt(a)	593	212
Current operating lease liabilities(a)	52	42
Current liabilities held for sale	—	512
Total current liabilities	1,979	2,008
Long-term debt(a)	1,528	2,177
Deferred income taxes	212	29
Noncurrent operating lease liabilities(a)	411	384
Other noncurrent liabilities(a)	910	898
Total liabilities	5,040	5,496
Commitments and contingencies (Notes 21 and 22)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 258,520,411 and 257,405,496 shares issued and 220,046,262 and 224,295,868 shares outstanding, respectively	3	3
Additional paid-in capital	4,048	4,008
Treasury stock, 38,477,091 and 33,112,572 shares, respectively	(731)	(635)
Unearned stock-based compensation	(19)	(17)
Retained earnings	1,564	690
Accumulated other comprehensive loss	(1,346)	(1,362)
Total Huntsman Corporation stockholders’ equity	3,519	2,687
Noncontrolling interests in subsidiaries	154	137
Total equity	3,673	2,824
Total liabilities and equity	$8,713	$8,320

(a)

At December 31, 2020 and December 31, 2019, respectively, $2 and nil of cash and cash equivalents, $6 and $13 of accounts and notes receivable (net), $38 and $35 of inventories, $167 and $180 of property, plant and equipment (net), $23 and $20 of other noncurrent assets, $119 and $100 of accounts payable, $13 and $10 of accrued liabilities, $47 and $36 of current portion of debt, $5 and $4 of current operating lease liabilities, $3 and $29 of long-term debt, $17 and $11 of noncurrent operating lease and $82 and $87 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheets captions above. See “Note 8. Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Share and Per Share Amounts)

	Year ended December 31,
	2020	2019	2018
Revenues:
Trade sales, services and fees, net	$5,903	$6,664	$7,451
Related party sales	115	133	153
Total revenues	6,018	6,797	7,604
Cost of goods sold	4,918	5,415	5,840
Gross profit	1,100	1,382	1,764
Operating expenses:
Selling, general and administrative	775	786	789
Research and development	135	137	145
Restructuring, impairment and plant closing costs (credits)	49	(41)	(7)
Merger costs	—	—	2
Gain on sale of India-based DIY business	(247)	—	—
Other operating (income) expense, net	(45)	31	8
Total operating expenses	667	913	937
Operating income	433	469	827
Interest expense, net	(86)	(111)	(115)
Equity in income of investment in unconsolidated affiliates	42	54	55
Fair value adjustments to Venator investment and related loss on disposal	(88)	(18)	(62)
Loss on early extinguishment of debt	—	(23)	(3)
Other income, net	36	20	32
Income from continuing operations before income taxes	337	391	734
Income tax (expense) benefit	(46)	38	(45)
Income from continuing operations	291	429	689
Income (loss) from discontinued operations, net of tax	775	169	(39)
Net income	1,066	598	650
Net income attributable to noncontrolling interests	(32)	(36)	(313)
Net income attributable to Huntsman Corporation	$1,034	$562	$337

Basic income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.18	$1.72	$2.55
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	3.51	0.74	(1.13)
Net income attributable to Huntsman Corporation common stockholders	$4.69	$2.46	$1.42
Weighted average shares	220.6	228.9	238.1

Diluted income (loss) per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.17	$1.70	$2.52
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	3.49	0.74	(1.13)
Net income attributable to Huntsman Corporation common stockholders	$4.66	$2.44	$1.39
Weighted average shares	221.9	230.6	241.6

Amounts attributable to Huntsman Corporation common stockholders:
Income from continuing operations	$259	$393	$608
Income (loss) from discontinued operations, net of tax	775	169	(271)
Net income	$1,034	$562	$337

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year ended December 31,
	2020	2019	2018
Net income	$1,066	$598	$650
Other comprehensive loss, net of tax:
Foreign currency translations adjustments	41	2	(192)
Pension and other postretirement benefits adjustments	(19)	(37)	(39)
Other, net	—	(1)	(9)
Other comprehensive loss, net of tax	22	(36)	(240)
Comprehensive income	1,088	562	410
Comprehensive income attributable to noncontrolling interests	(38)	(31)	(266)
Comprehensive income attributable to Huntsman Corporation	$1,050	$531	$144

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders’ Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Beginning balance, January 1, 2018	240,213,606	$3	$3,889	$(150)	$(15)	$161	$(1,268)	$751	$3,371
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—	—
Net income	—	—	—	—	—	337	—	313	650
Other comprehensive loss	—	—	—	—	—	—	(198)	(42)	(240)
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—	—
Vesting of stock awards	1,135,003	—	11	—	—	—	—	—	11
Recognition of stock-based compensation	—	—	8	—	13	—	—	—	21
Repurchase and cancellation of stock awards	(259,643)	—	—	—	—	(30)	—	—	(30)
Stock options exercised	2,310,663	—	46	—	—	(29)	—	—	17
Treasury stock repurchased	(10,405,457)	—	—	(277)	—	—	—	—	(277)
Disposition of a portion of Venator	—	—	18	—	—	—	—	—	18
Costs of the secondary offering of Venator	—	—	(2)	—	—	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	—	—	—	27	27
Deconsolidation of Venator	—	—	—	—	—	—	160	(751)	(591)
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	—	(1)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Dividends declared on common stock ($0.65 per share)	—	—	—	—	—	(156)	—	—	(156)
Balance, December 31, 2018	232,994,172	3	3,984	(427)	(16)	292	(1,316)	229	2,749
Net income	—	—	—	—	—	562	—	36	598
Other comprehensive loss	—	—	—	—	—	—	(46)	10	(36)
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—	—
Vesting of stock awards	1,643,368	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	7	—	16	—	—	—	23
Repurchase and cancellation of stock awards	(488,441)	—	—	—	—	(12)	—	—	(12)
Stock options exercised	246,661	—	4	—	—	(2)	—	—	2
Treasury stock repurchased	(10,099,892)	—	—	(208)	—	—	—	—	(208)
Acquisition of noncontrolling interests, net of tax	—	—	(11)	—	—	—	—	(73)	(84)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(65)	(65)
Dividends declared on common stock ($0.65 per share)	—	—	—	—	—	(150)	—	—	(150)
Balance, December 31, 2019	224,295,868	3	4,008	(635)	(17)	690	(1,362)	137	2,824
Net income	—	—	—	—	—	1,034	—	32	1,066
Other comprehensive loss	—	—	—	—	—	—	16	6	22
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—	—
Vesting of stock awards	960,406	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	7	—	16	—	—	—	23
Repurchase and cancellation of stock awards	(287,247)	—	—	—	—	(8)	—	—	(8)
Stock options exercised	441,754	—	10	—	—	(7)	—	—	3
Treasury stock repurchased	(5,364,519)	—	—	(96)	—	—	—	—	(96)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Dividends declared on common stock ($0.65 per share)	—	—	—	—	—	(145)	—	—	(145)
Balance, December 31, 2020	220,046,262	$3	$4,048	$(731)	$(19)	$1,564	$(1,346)	$154	$3,673

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$1,066	$598	$650
Less: (Income) loss from discontinued operations, net of tax	(775)	(169)	39
Income from continuing operations	291	429	689
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(42)	(54)	(55)
Unrealized losses on fair value adjustments to Venator investment and related loss on disposal	88	19	62
Cash received from return on investment in unconsolidated subsidiary	19	24	—
Depreciation and amortization	283	270	255
Noncash lease expense	63	55	—
(Gain) loss on disposal of businesses/assets	(281)	(49)	3
Loss on early extinguishment of debt	—	23	3
Noncash restructuring and impairment charges (credits)	7	3	(22)
Deferred income taxes	172	(93)	(167)
Stock-based compensation	27	29	27
Other, net	8	20	3
Changes in operating assets and liabilities:
Accounts and notes receivable	100	138	(22)
Inventories	145	77	(80)
Prepaid expenses	(10)	(27)	(9)
Other current assets	(55)	53	59
Other noncurrent assets	(55)	(90)	(41)
Accounts payable	32	21	12
Accrued liabilities	(126)	(50)	44
Taxes paid on Chemical Intermediates Businesses	(231)	—	—
Other noncurrent liabilities	(158)	(142)	(57)
Net cash provided by operating activities from continuing operations	277	656	704
Net cash (used in) provided by operating activities from discontinued operations	(24)	241	503
Net cash provided by operating activities	253	897	1,207

Investing Activities:
Capital expenditures	(249)	(274)	(251)
Cash received from sale of businesses	2,181	—	—
Cash received from the sale of Venator shares	99	—	—
Acquisition of businesses, net of cash acquired	(650)	—	(366)
Proceeds from sale of assets	75	50	—
Cash received from forward swap contract related to the sale of investment in Venator	—	16	3
Other	6	7	(1)
Net cash provided by (used in) investing activities from continuing operations	1,462	(201)	(615)
Net cash provided by (used in) investing activities from discontinued operations	1	(59)	(358)
Net cash provided by (used in) investing activities	1,463	(260)	(973)

(continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2020	2019	2018
Financing Activities:
Net (repayments) borrowings on revolving loan facilities	$(203)	$(89)	$125
Repayments of long-term debt	(21)	(676)	(68)
Proceeds from issuance of long-term debt	—	742	—
Repayments of short-term debt	(109)	—	(8)
Borrowings on short-term debt	—	102	6
Repayments of notes payable	(32)	(27)	(29)
Borrowings on note payable	—	37	27
Debt issuance costs paid	—	(8)	(4)
Costs of early extinguishment of debt	—	(21)	—
Dividends paid to common stockholders	(144)	(150)	(156)
Dividends paid to noncontrolling interests	(44)	(41)	(69)
Cash paid for noncontrolling interest	—	(101)	—
Repurchase of common stock	(96)	(208)	(277)
Repurchase and cancellation of stock awards	(8)	(12)	(30)
Proceeds from issuance of common stock	3	2	17
Proceeds from the secondary offering of Venator	—	—	44
Other	(1)	—	(2)
Net cash used in financing activities	(655)	(450)	(424)
Effect of exchange rate changes on cash	7	(2)	(35)
Increase (decrease) in cash, cash equivalents and restricted cash	1,068	185	(225)
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	525	340	481
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	—	238
Deconsolidation of cash, cash equivalents and restricted cash from Venator	—	—	(154)
Cash, cash equivalents and restricted cash at end of period	$1,593	$525	$340

Supplemental cash flow information:
Cash paid for interest	$90	$111	$163
Cash paid for income taxes	316	100	179

As of December 31, 2020, 2019 and 2018, the amount of capital expenditures in accounts payable was $74 million, $64 million and $66 million, respectively. For the year ended of December 31, 2019, the amounts of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator was $46 million and $38 million, respectively. For the year ended December 31, 2020, the amounts of cash paid for taxes in connection with the sale of the Chemical Intermediates Businesses and the India-based DIY business were $231 million and $26 million, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Huntsman International LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (“Huntsman International”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index on page F-1 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Huntsman International as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, Huntsman International adopted the Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of Huntsman International’s management. Our responsibility is to express an opinion on Huntsman International’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Huntsman International in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Huntsman International is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of Huntsman International’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Board of Managers and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes—Realizability of Deferred Tax Assets—Refer to Notes 2 and 20 to the financial statements

Critical Audit Matter Description

Huntsman International recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Huntsman International files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are evaluated on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. In evaluating the objective evidence that historical results provide, Huntsman International considers the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits Huntsman International’s ability to consider other subjective evidence such as taxable income for the future. Huntsman International’s valuation allowances as of December 31, 2020, were $206 million.

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

•

We tested the effectiveness of controls over the valuation allowance for income taxes, including management’s controls over the estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

•

With the assistance of our income tax specialists, we considered (1) the appropriateness of qualifying tax planning strategies, including that they were prudent, feasible and would more likely than not result in the realization of deferred tax assets and (2) the following sources of management’s estimated future taxable income:

–	Estimates of future taxable income

–	Future reversals of existing temporary differences

–	Taxable income in historical periods (where carryback is permitted under the tax law)

•	We tested the reasonableness of management’s estimates of future taxable income by comparing the estimates to:

–	Historical taxable income

–	Internal communications to management and the Board of Managers

–	Forecasted information included in Huntsman International’s press releases as well as in analyst and industry reports for Huntsman International and certain of its peer companies

•	We evaluated whether the taxable income in prior carryback years was of the appropriate character and available under the tax law.

•	We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 2021

We have served as Huntsman International’s auditor since 1984.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents(a)	$1,591	$525
Accounts and notes receivable (net of allowance for doubtful accounts of $26 and $19, respectively), ($198 and $221 pledged as collateral, respectively)(a)	902	940
Accounts receivable from affiliates	47	410
Inventories(a)	848	914
Other current assets	223	161
Current assets held for sale	—	1,208
Total current assets	3,611	4,158
Property, plant and equipment, net(a)	2,505	2,383
Investment in unconsolidated affiliates	373	535
Intangible assets, net	453	197
Goodwill	533	276
Deferred income taxes	288	292
Notes receivable from affiliate	—	34
Operating lease right-of-use assets	445	396
Other noncurrent assets(a)	548	452
Total assets	$8,756	$8,723

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$842	$765
Accounts payable to affiliates	36	143
Accrued liabilities(a)	455	417
Notes payable to affiliates	—	100
Current portion of debt(a)	593	212
Current operating lease liabilities(a)	52	42
Current liabilities held for sale	—	512
Total current liabilities	1,978	2,191
Long-term debt(a)	1,528	2,177
Notes payable to affiliates	—	280
Deferred income taxes	214	29
Noncurrent operating lease liabilities(a)	411	384
Other noncurrent liabilities(a)	900	890
Total liabilities	5,031	5,951
Commitments and contingencies (Notes 21 and 22)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,701	3,675
Retained earnings	1,203	312
Accumulated other comprehensive loss	(1,333)	(1,352)
Total Huntsman International LLC members’ equity	3,571	2,635
Noncontrolling interests in subsidiaries	154	137
Total equity	3,725	2,772
Total liabilities and equity	$8,756	$8,723

(a)

At December 31, 2020 and December 31, 2019, respectively, $2 and nil of cash and cash equivalents, $6 and $13 of accounts and notes receivable (net), $38 and $35 of inventories, $167 and $180 of property, plant and equipment (net), $23 and $20 of other noncurrent assets, $119 and $100 of accounts payable, $13 and $10 of accrued liabilities, $47 and $36 of current portion of debt, $5 and $4 of current operating lease liabilities, $3 and $29 of long-term debt, $17 and $11 of noncurrent operating lease liabilities and $82 and $87 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheet captions above. See “Note 8. Variable Interest Entities.”

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2020	2019	2018
Revenues:
Trade sales, services and fees, net	$5,903	$6,664	$7,451
Related party sales	115	133	153
Total revenues	6,018	6,797	7,604
Cost of goods sold	4,918	5,415	5,837
Gross profit	1,100	1,382	1,767
Operating expenses:
Selling, general and administrative	769	781	784
Research and development	135	137	145
Restructuring, impairment and plant closing costs (credits)	49	(41)	(7)
Merger costs	—	—	2
Gain on sale of India-based DIY business	(247)	—	—
Other operating (income) expense, net	(45)	31	8
Total operating expenses	661	908	932
Operating income	439	474	835
Interest expense, net	(88)	(126)	(136)
Equity in income of investment in unconsolidated affiliates	42	54	55
Fair value adjustments to Venator investment and related loss on disposal	(88)	(18)	(62)
Loss on early extinguishment of debt	—	(23)	(3)
Other income, net	33	16	27
Income from continuing operations before income taxes	338	377	716
Income tax (expense) benefit	(46)	41	(41)
Income from continuing operations	292	418	675
Income (loss) from discontinued operations, net of tax	775	169	(39)
Net income	1,067	587	636
Net income attributable to noncontrolling interests	(32)	(36)	(313)
Net income attributable to Huntsman International LLC	$1,035	$551	$323

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year ended December 31,
	2020	2019	2018
Net income	$1,067	$587	$636
Other comprehensive loss, net of tax:
Foreign currency translations adjustment	41	2	(194)
Pension and other postretirement benefits adjustments	(16)	(35)	(37)
Other, net	—	(1)	(6)
Other comprehensive loss, net of tax	25	(34)	(237)
Comprehensive income	1,092	553	399
Comprehensive income attributable to noncontrolling interests	(38)	(31)	(266)
Comprehensive income attributable to Huntsman International LLC	$1,054	$522	$133

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
			(Accumulated	Accumulated
			deficit)	other	Noncontrolling
	Members’ equity		retained	comprehensive	interests in	Total
	Units	Amount	earnings	loss	subsidiaries	equity
Beginning balance, January 1, 2018	2,728	$3,616	$(270)	$(1,263)	$751	$2,834
Cumulative effect of changes in fair value of equity investments	—	—	10	(10)	—	—
Net income	—	—	323	—	313	636
Other comprehensive loss	—	—	—	(195)	(42)	(237)
Dividends paid to parent	—	—	(154)	—	—	(154)
Contribution from parent	—	26	—	—	—	26
Dividends paid to noncontrolling interests	—	—	—	—	(69)	(69)
Disposition of a portion of Venator	—	18	—	—	—	18
Costs of secondary offering of Venator	—	(2)	—	—	—	(2)
Noncontrolling interest from partial disposal of Venator	—	—	—	—	27	27
Deconsolidation of Venator	—	—	—	160	(751)	(591)
Balance, December 31, 2018	2,728	3,658	(91)	(1,308)	229	2,488
Net income	—	—	551	—	36	587
Other comprehensive loss	—	—	—	(44)	10	(34)
Dividends paid to parent	—	—	(148)	—	—	(148)
Contribution from parent	—	28	—	—	—	28
Dividends declared to noncontrolling interests	—	—	—	—	(65)	(65)
Acquisition of noncontrolling interests, net of tax	—	(11)	—	—	(73)	(84)
Balance, December 31, 2019	2,728	3,675	312	(1,352)	137	2,772
Net income	—	—	1,035	—	32	1,067
Other comprehensive loss	—	—	—	19	6	25
Dividends paid to parent	—	—	(144)	—	—	(144)
Contribution from parent	—	26	—	—	—	26
Dividends declared to noncontrolling interests	—	—	—	—	(21)	(21)
Balance, December 31, 2020	2,728	$3,701	$1,203	$(1,333)	$154	$3,725

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$1,067	$587	$636
Less: (Income) loss from discontinued operations, net of tax	(775)	(169)	39
Income from continuing operations	292	418	675
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(42)	(54)	(55)
Unrealized losses on fair value adjustments to Venator investment and related loss on disposal	88	19	62
Cash received from return on investment in unconsolidated subsidiary	19	24	—
Depreciation and amortization	283	270	252
Noncash lease expense	63	55	—
(Gain) loss on disposal of businesses/assets	(281)	(49)	3
Loss on early extinguishment of debt	—	23	3
Noncash restructuring and impairment charges (credits)	7	3	(22)
Deferred income taxes	172	(91)	(172)
Noncash compensation	26	28	26
Other, net	8	36	26
Changes in operating assets and liabilities:
Accounts and notes receivable	100	138	(23)
Inventories	145	77	(80)
Prepaid expenses	(9)	(27)	(8)
Other current assets	(56)	48	59
Other noncurrent assets	(55)	(90)	(41)
Accounts payable	30	7	(9)
Accrued liabilities	(126)	(51)	44
Taxes paid on sale of Chemical Intermediates Businesses	(231)	—	—
Other noncurrent liabilities	(154)	(139)	(53)
Net cash provided by operating activities from continuing operations	279	645	687
Net cash (used in) provided by operating activities from discontinued operations	(24)	241	503
Net cash provided by operating activities	255	886	1,190

Investing Activities:
Capital expenditures	(249)	(274)	(251)
Cash received from sale of businesses	2,181	—	—
Cash received from the sale of Venator shares	99	—	—
Acquisition of businesses, net of cash acquired	(650)	—	(366)
Increase in receivable from affiliate	273	(1)	(16)
Proceeds from sale of businesses/assets	75	50	—
Cash received from forward swap contract related to the sale of investment in Venator	—	16	3
Other, net	7	7	—
Net cash provided by (used in) investing activities from continuing operations	1,736	(202)	(630)
Net cash provided by (used in) investing activities from discontinued operations	1	(59)	(358)
Net cash provided by (used in) investing activities	1,737	(261)	(988)

(continued)

 HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Year ended December 31,
	2020	2019	2018
Financing Activities:
Net (repayments) borrowings on revolving loan facilities	$(203)	$(89)	$125
Repayments of long-term debt	(21)	(676)	(68)
Proceeds from issuance of long-term debt	—	742	—
Repayments of short-term debt	(109)	—	(8)
Borrowings on short-term debt	—	102	6
Repayments of notes payable to affiliate	(380)	(207)	(255)
Repayments of notes payable	(32)	(27)	(29)
Borrowings on notes payable	—	37	27
Debt issuance costs paid	—	(8)	(4)
Costs of early extinguishment of debt	—	(21)	—
Dividends paid to parent	(144)	(148)	(154)
Dividends paid to noncontrolling interests	(44)	(41)	(69)
Cash paid for noncontrolling interest	—	(101)	—
Proceeds from the secondary offering of Venator	—	—	44
Other	—	(1)	(5)
Net cash used in financing activities	(933)	(438)	(390)
Effect of exchange rate changes on cash	7	(2)	(35)
Increase (decrease) in cash, cash equivalents and restricted cash	1,066	185	(223)
Cash, cash equivalents and restricted cash from continuing operations at beginning of period	525	340	479
Cash, cash equivalents and restricted cash from discontinued operations at beginning of period	—	—	238
Deconsolidation of cash, cash equivalents and restricted cash of Venator	—	—	(154)
Cash, cash equivalents and restricted cash at end of period	$1,591	$525	$340

Supplemental cash flow information:
Cash paid for interest	$90	$111	$163
Cash paid for income taxes	316	100	179

As of December 31, 2020, 2019 and 2018 the amount of capital expenditures in accounts payable was $74 million, $64 million and $66 million, respectively. For the year ended December 31, 2019, the amount of cash interest and cash income taxes included in our supplemental cash flow information related to cash paid for interest and cash paid for income taxes that was paid by Venator was $46 million and $38 million, respectively. For the year ended December 31, 2020, the amounts of cash paid for taxes in connection with the sale of the Chemical Intermediates Businesses and the India-based DIY business were $231 million and $26 million, respectively.

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

Description of Business

We are a global manufacturer of differentiated organic chemical products. We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dye industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes.

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

Recent Developments

COVID-19 Update

The outbreak of the COVID-19 has spread from China to many other countries, including the U.S. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. As of December 31, 2020, there have not been any significant interruptions in our ability to provide our products and support to our customers. However, the COVID-19 pandemic has significantly impacted economic conditions throughout the U.S. and the world, including the markets in which we operate. Demand for our products declined at a rapid pace in the second quarter 2020, which led to a meaningful adverse impact on our revenues and financial results. Although we have experienced improved conditions in most of our core markets in the second half of 2020, there continues to be many uncertainties regarding the impact of the COVID-19 pandemic, including the scope of scientific and health issues, the anticipated duration of the pandemic and the extent of local, regional and worldwide economic, social and political disruption. Given such uncertainties, it is difficult to estimate the magnitude COVID-19 may impact our future business, but we expect any adverse impact to continue for some time.

In response to the impact of COVID-19, we have implemented, and may continue to implement, cost saving initiatives, including:

●	suspended merit and general wage increases that customarily would have occurred at the end of the first quarter of 2020;

●	implemented a temporary hiring freeze for all non-business critical positions;

●	accelerated integration efforts related to the Icynene-Lapolla and CVC Thermoset Specialties acquisitions in order to more expeditiously capture related synergies;

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

For more information regarding our 2020 restructuring activities, see “Note 13. Restructuring, Impairment and Plant Closing Costs (Credits).”

Redemption of the 2021 Senior Notes

On January 15, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes at the redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the redemption date.

Acquisition of Gabriel Performance Products

On January 15, 2021, we completed the acquisition of Gabriel, a North American specialty chemical manufacturer of specialty additives and epoxy curing agents for the coatings, adhesives, sealants and composite end-markets, from funds affiliated with Audax Private Equity in an all-cash transaction of approximately $250 million, subject to customary closing adjustments, funded from available liquidity. The acquired business will be integrated into our Advanced Materials segment.

Sale of Assets at our Basel, Switzerland Site

In November 2020, we entered into a sale and leaseback agreement to sell certain properties in Basel, Switzerland for approximately CHF 67 million (approximately $73 million) and to lease those properties back for five years. This transaction resulted in a pretax gain of approximately CHF 30 million (approximately $33 million).

Sale of India-Based Do-It-Yourself Consumer Adhesives Business

On November 3, 2020, we completed the sale of the India-based DIY business, previously part of our Advanced Materials segment, to Pidilite Industries Ltd. and received cash of approximately $257 million. Under the terms of the agreement, we may receive up to approximately $28 million of additional cash under an earnout within 18 months if the business achieves certain sales revenue targets in line with the DIY business' 2019 performance. In connection with this sale, we recognized a pretax gain of $247 million in the fourth quarter of 2020, which was recorded in gain on sale of India-based DIY business in our consolidated statements of operations.

Sale of Venator Interest

On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator to funds advised by SK Capital Partners, LP. We received approximately $99 million in cash, which included $8 million for a 30-month option as described below. In addition to the cash proceeds received from the sale, we achieved immediate cash tax savings of approximately $150 million by offsetting the capital loss on the sale of Venator shares against the capital gain realized on the sale of our Chemical Intermediates Businesses. See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.”

Concurrently with the sale of Venator ordinary shares, we entered into an option agreement, pursuant to which we granted an option to funds advised by SK Capital Partners, LP to purchase the remaining approximate 9.7 million ordinary shares we hold in Venator at $2.15 per share. The option will expire on June 23, 2023 and will not be exercisable so long as such exercise would result in a default or an "Event of Default" under Venator’s Term Loan Credit Agreement and Revolving Credit Agreement.

In connection with the 2017 initial public offering of Venator, we recorded a receivable of approximately $34 million related to certain income tax benefits that was reduced upon completion of the sale of Venator shares to SK Capital Partners, LP due to a change of control limitation on specific Venator tax attributes. Accordingly, we wrote off approximately $31 million of this receivable upon completion of the sale of the Venator ordinary shares in December 2020.

Other Significant Developments During 2020

Other significant developments that occurred during 2020 were as follows:

●	In May 2020, we completed the CVC Thermoset Specialties Acquisition. For more information, see “Note 3. Business Combinations and Acquisitions—Acquisition of CVC Thermoset Specialties."

●	In February 2020, we completed the Icynene-Lapolla Acquisition. For more information, see “Note 3. Business Combinations and Acquisitions—Acquisition of Icynene-Lapolla.”

●	In January 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama in a transaction valued at approximately $2 billion, comprised of a cash purchase price of approximately $1.92 billion and the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses.”

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

Cash and Cash Equivalents

We consider cash in checking accounts and cash in short-term highly liquid investments with original maturities of three months or less at the date of purchase, to be cash and cash equivalents.

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

Derivatives and Hedging Activities

All derivatives, whether designated in hedging relationships or not, are recorded on our balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged items are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive loss, to the extent effective, and will be recognized in the income statement when the hedged item affects earnings. Changes in the fair value of the hedge in the net investment of certain international operations are recorded in other comprehensive income (loss), to the extent effective. The effectiveness of a cash flow hedging relationship is established at the inception of the hedge, and after inception we perform effectiveness assessments at least every three months. A derivative designated as a cash flow hedge is determined to be effective if the change in value of the hedge divided by the change in value of the hedged item is within a range of 80% to 125%. Hedge ineffectiveness in a cash flow hedge occurs only if the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction. For a derivative that does not qualify or has not been designated as a hedge, changes in fair value are recognized in earnings.

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

Foreign currency transaction gains and losses are recorded in other operating (income) expense, net in our consolidated statements of operations and were (losses) gains of $2 million, $(8) million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

 In 2017, we booked provisional amounts for the remeasurements of U.S. deferred tax assets and liabilities and the transitional tax on deemed repatriation of deferred foreign income related to the enactment of the U.S. Tax Reform Act. During the remeasurement period in 2018, we recorded a net tax expense of $32 million. We did not make the election to reclassify the income tax effects of the U.S. Tax Reform Act from accumulated other comprehensive income to retained earnings.

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

Intangible Assets and Goodwill

Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

In Years
Patents and technology	5 - 30
Trademarks	9 - 30
Licenses and other agreements	5 - 15
Other intangibles	5 - 20

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

During 2020, goodwill increased by approximately $259 million due to the addition of our acquired businesses, partially offset by a net decrease of approximately $2 million due to changes in foreign currency exchange rates. See “Note 3. Business Combinations and Acquisitions.” During 2019, goodwill decreased by approximately $2 million due to the finalization of the valuation of the assets and liabilities of an acquisition, partially offset by a net increase of approximately $1 million due to changes in foreign currency exchange rates.

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

The determination of whether a contract is or contains a lease is performed at the lease inception date. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, using incremental borrowing rates as the implicit rates are not readily determinable for our leases. The incremental borrowing rates are determined on a collateralized basis and vary from lease to lease depending on the country where the leased asset exists and the term of the lease arrangement. We combine lease components with non-lease components and account for them as a single lease component for all classes of underlying assets, except for leases of manufacturing and research facilities and administrative offices. For these assets, non-lease components are separated from lease components and accounted for as normal operating expenses. See “Note 9. Leases.”

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

Basic and diluted income per share is determined using the following information (in millions):

	Year ended December 31,
	2020	2019	2018
Numerator:
Basic and diluted income from continuing operations:
Income from continuing operations attributable to Huntsman Corporation	$259	$393	$608
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$1,034	$562	$337
Denominator:
Weighted average shares outstanding	220.6	228.9	238.1
Dilutive shares:
Stock-based awards	1.3	1.7	3.5
Total weighted average shares outstanding, including dilutive shares	221.9	230.6	241.6

Additional stock-based awards of 4.3 million, 3.0 million and 0.8 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2020, 2019 and 2018, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or lease term as follows:

In Years
Buildings and equipment	5 - 50
Plant and equipment	3 - 30
Furniture, fixtures and leasehold improvements	5 - 20

Interest expense capitalized as part of plant and equipment was $7 million, $4 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Accounting Pronouncements Adopted During 2020

We adopted the following accounting pronouncements during 2020, which did not have a significant impact on our consolidated financial statements:

●	Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;
●	FASB ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.
●

FASB ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; and

●	FASB ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.

Accounting Pronouncements PENDING AdoptION in Future PEriods

The following accounting pronouncement becomes effective subsequent to fiscal year 2020, and we do not expect it to have a significant impact on our consolidated financial statements upon adoption:

●	FASB ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope.

3. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of CVC Thermoset Specialties

On May 18, 2020, we completed the CVC Thermoset Specialties Acquisition, a North American specialty chemical manufacturer serving the industrial composites, adhesives and coatings markets. We acquired the business for $304 million from Emerald Performance Materials LLC, which is majority owned by affiliates of American Securities LLC, in an all-cash transaction funded from available liquidity. The acquired business is being integrated into our Advanced Materials segment. Transaction costs related to this acquisition were approximately $5 million for the year ended December 31, 2020, and were recorded in other operating (income) expense, net in our consolidated statements of operations.

We have accounted for the CVC Thermoset Specialties Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the CVC Thermoset Specialties Acquisition	$304

Accounts receivable	$12
Inventories	37
Property, plant and equipment	67
Intangible assets	117
Goodwill	120
Accounts payable	(7)
Accrued liabilities	(1)
Deferred income taxes	(41)
Total fair value of net assets acquired	$304

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, primarily relating to the final valuation of intangible assets and deferred taxes. As a result of this preliminary valuation of the assets and liabilities, reallocations were made in certain inventory, property, plant and equipment, intangible asset, goodwill and deferred tax balances during the fourth quarter of 2020. Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, trade secrets and customer relationships, which are predominantly being amortized over a period of 20 years. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost over the estimated preliminary fair value to goodwill. The estimated goodwill recognized is attributable primarily to projected future profitable growth in our Advanced Materials specialty portfolio and synergies. We expect that none of the estimated goodwill arising from the acquisition will be deductible for income tax purposes. It is possible that material changes to this preliminary allocation of acquisition cost could occur.

The acquired business had revenues and net loss of $43 million and $6 million, respectively, for the period from the date of acquisition to December 31, 2020.

Acquisition of Icynene-Lapolla

On February 20, 2020, we completed the Icynene-Lapolla Acquisition. We acquired the business from an affiliate of FFL Partners, LLC for $353 million in an all-cash transaction funded from available liquidity. The acquired business was integrated into our Polyurethanes segment. Transaction costs related to this acquisition were approximately $14 million for the year ended December 31, 2020, and were recorded in other operating (income) expense, net in our consolidated statements of operations.

We have accounted for the Icynene-Lapolla Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the Icynene-Lapolla Acquisition	$353

Cash	$7
Accounts receivable	36
Inventories	32
Prepaid expenses and other current assets	1
Property, plant and equipment	7
Intangible assets	165
Goodwill	139
Other noncurrent assets	3
Accounts payable	(13)
Accrued liabilities	(10)
Deferred income taxes	(14)
Total fair value of net assets acquired	$353

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of certain liabilities, property, plant and equipment, intangible assets, leases and deferred taxes. Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, trade secrets and customer relationships. The applicable amortization periods are still being assessed. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost over the estimated preliminary fair value to goodwill. The estimated goodwill recognized is attributable primarily to projected future profitable growth, penetration into downstream markets and synergies. We expect that none of the estimated goodwill arising from the acquisition will be deductible for income tax purposes. It is possible that material changes to this preliminary allocation of acquisition cost could occur.

The acquired business had revenues and net income of $199 million and $12 million, respectively, for the period from the date of acquisition to December 31, 2020.

PRO FORMA INFORMATION FOR ACQUISITIONS OCCURRING IN 2020

If the CVC Thermoset Specialties Acquisition and the Icynene-Lapolla Acquisition were to have occurred on January 1, 2019, the following estimated pro forma revenues, net income and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

	Pro Forma (Unaudited)
	Year ended December 31,
	2020	2019
Revenues	$6,080	$7,140
Net income	1,063	616
Net income attributable to Huntsman Corporation	1,031	580

	Pro Forma (Unaudited)
	Year ended December 31,
	2020	2019
Revenues	$6,080	$7,140
Net income	1,064	605
Net income attributable to Huntsman International	1,032	569

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

The effects of changes in our ownership interest in Sasol-Huntsman on the equity attributable to Huntsman Corporation and Huntsman International are as follows (dollars in millions):

	Year ended December 31,
	2019	2018
Net income attributable to Huntsman Corporation shareholders	$562	$337

Decrease in Huntsman Corporation’s paid-in capital for purchase of 50% interest in Sasol-Huntsman	(11)	—
Net transfers to noncontrolling interest	(11)	—
Change from net income attributable to Huntsman Corporation shareholders and transfers to noncontrolling interest	$551	$337

	Year ended December 31,
	2019	2018
Net income attributable to Huntsman International shareholders	$551	$323

Decrease in Huntsman International’s paid-in capital for purchase of 50% interest in Sasol-Huntsman	(11)	—
Net transfers to noncontrolling interest	(11)	—
Change from net income attributable to Huntsman International shareholders and transfers to noncontrolling interest	$540	$323

Acquisition of Demilec

On April 23, 2018, we acquired 100% of the outstanding equity interests of Demilec (USA) Inc. and Demilec Inc. (collectively, "Demilec") for approximately $353 million, including working capital adjustments, in an all-cash transaction ("Demilec Acquisition"), which was funded from our Prior Credit Facility and our U.S. A/R Program. Demilec is a leading North American manufacturer and distributor of spray polyurethane foam formulations for residential and commercial applications. The acquired business was integrated into our Polyurethanes segment. Transaction costs charged to expense related to this acquisition were approximately $5 million in 2018 and were recorded in other operating (income) expense, net in our consolidated statements of operations. The Demilec Acquisition was aligned with our stated strategy to grow our downstream polyurethanes business and leverage our global platform to expand Demilec’s portfolio of spray polyurethane foam formulations into international markets.

We have accounted for the Demilec Acquisition using the acquisition method. As such, we determined the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the Demilec Acquisition	$353

Cash	$1
Accounts receivable	31
Inventories	23
Prepaid expenses and other current assets	1
Property, plant and equipment	21
Intangible assets	177
Goodwill	140
Accounts payable	(16)
Accrued liabilities	(3)
Deferred income taxes	(22)
Total fair value of net assets acquired	$353

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

If this acquisition were to have occurred on January 1, 2018, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International and income per share for Huntsman Corporation would have been reported (dollars in millions):

Pro Forma (Unaudited)
Year ended December 31,
2018
Revenues	$7,662
Net income	639
Net income attributable to Huntsman Corporation	326

Pro Forma (Unaudited)
Year ended December 31,
2018
Revenues	$7,662
Net income	625
Net income attributable to Huntsman International	312

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our Chemical Intermediates Businesses to Indorama in a transaction valued at approximately $2 billion, comprised of a cash purchase price of approximately $1.92 billion and the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. In connection with this sale, we received proceeds of approximately $1.92 billion and recognized a net after-tax gain of $748 million in 2020. Additionally, in connection with this sale, we entered into long-term supply agreements with Indorama for certain raw materials at market prices supplied by our former Chemical Intermediates Businesses. In connection with this sale, we recognized approximately $19 million of income as a result of a liquidation of LIFO inventory.

During the year ended December 31, 2020, we paid $231 million of income taxes with respect to the gain on the sale of our Chemical Intermediates Businesses. With the sale of approximately 42.4 million ordinary shares we held in Venator to SK Capital Partners, LP completed on December 23, 2020, we offset the capital loss on the sale of the Venator shares against the capital gain realized on the sale of our Chemical Intermediates Businesses. For more information on the sale of ordinary shares we hold in Venator to SK Capital Partners, LP, see “Note 1. Recent Developments – Sale of Venator Interest.”

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that were classified as held for sale in our consolidated balance sheets (dollars in millions):

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

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income (loss) of discontinued operations as presented in our consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2020	2019	2018
Major line items constituting pretax income of discontinued operations(1):
Trade sales, services and fees, net(2)	$7	$1,545	$3,923
Cost of goods sold(2)	(37)	1,287	2,847
Gain on sale of the Chemical Intermediates Businesses	978	—	—
Other expense items, net that are not major	5	54	332
Income from discontinued operations before income taxes	1,017	204	744
Income tax expense	(242)	(35)	(86)
Loss on disposal	—	—	(427)
Valuation allowance	—	—	(270)
Income (loss) from discontinued operations, net of tax	775	169	(39)
Net income attributable to noncontrolling interests	—	—	(6)
Net income (loss) attributable to discontinued operations	$775	$169	$(45)

(1)

Discontinued operations primarily include our Chemical Intermediates Businesses for all periods presented. We began accounting for our investment in Venator as an equity method investment on December 3, 2018. Therefore, the summarized financial data only includes the results of Venator applicable to the period from January 1, 2017 through December 2, 2018.

(2)	Includes eliminations of trade sales, services and fees, net and cost of sales between continuing operations and discontinued operations.

Separation and Deconsolidation of Venator

In August 2017, we separated our Titanium Dioxide and Performance Additives business and conducted an initial public offering of ordinary shares of Venator. Beginning in December 2018, following a series of public offerings and sales of Venator ordinary shares, our ownership in Venator decreased to approximately 49%, and we began accounting for our remaining interest in Venator as an equity method investment using the fair value option. On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator and received approximately $99 million in cash. See “Note 1. General—Recent Developments—Sale of Venator Interest.” Subsequent to this sale of ordinary shares of Venator, we no longer account for our current remaining ownership interest in Venator as an equity method investment, but rather as an investment in equity securities that are marked to fair value with changes in fair value reported in earnings. For the years ended December, 2020, 2019 and 2018, we recorded a loss of $55 million, $19 million and $62 million, respectively. The loss of $88 million for the year ended December 31, 2020 primarily includes the marked to fair value adjustment of $43 million for the Venator ordinary shares we hold, a loss of $12 million related to the sale of approximately 42.4 million Venator ordinary shares and a loss of $31 million on the write off of a receivable related to certain income tax benefits that were reduced upon the completion of the sale of Venator shares to SK Capital Partners, LP. These gains and losses were recorded in “Fair value adjustments to Venator investment and related loss on disposal” on our consolidated statements of operations.

Sale of India-Based Do-It-Yourself Consumer Adhesives Business

On November 3, 2020, we completed the sale of the India-based DIY business, previously part of our Advanced Materials segment, to Pidilite Industries Ltd. and received cash of approximately $257 million. Under the terms of the agreement, we may receive up to approximately $28 million of additional cash under an earnout within 18 months if the business achieves certain sales revenue targets in line with the DIY business' 2019 performance. In connection with this sale, we recognized a pretax gain of $247 million in the fourth quarter of 2020, which was recorded in gain on sale of India-based DIY business in our consolidated statements of operations.

5. INVENTORIES

Inventories consisted of the following (dollars in millions):

	December 31,
	2020	2019
Raw materials and supplies	$180	$175
Work in progress	44	49
Finished goods	651	718
Total	875	942
LIFO reserves	(27)	(28)
Net inventories	$848	$914

For December 31, 2020 and 2019, approximately 7% and 9% of inventories were recorded using the LIFO cost method, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2020	2019
Land	$97	$103
Buildings	540	605
Plant and equipment	5,039	4,695
Construction in progress	357	285
Total	6,033	5,688
Less accumulated depreciation	(3,528)	(3,305)
Net	$2,505	$2,383

Depreciation expense for Huntsman Corporation for 2020, 2019 and 2018 was $242 million, $245 million and $239 million, respectively.

Huntsman International

	December 31,
	2020	2019
Land	$97	$103
Buildings	540	605
Plant and equipment	5,127	4,749
Construction in progress	357	285
Total	6,121	5,742
Less accumulated depreciation	(3,616)	(3,359)
Net	$2,505	$2,383

Depreciation expense for Huntsman International for 2020, 2019 and 2018 was $242 million, $245 million and $236 million, respectively.

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES

Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2020	2019
Equity Method:
Venator Materials PLC(1)	$—	$200
BASF Huntsman Shanghai Isocyanate Investment BV (50%)(2)	111	112
Nanjing Jinling Huntsman New Material Co., Ltd. (49%)	229	196
Jurong Ningwu New Material Development Co., Ltd. (30%)	33	27
Total investments	$373	$535

(1)

On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator, and we no longer account for our current remaining ownership interest in Venator as an equity method investment, but rather as an investment in equity securities that are marked to fair value with changes in fair value reported in earnings. As of December 31, 2020, our investment in Venator was $32 million and was included in other noncurrent assets on our consolidated balance sheets.

(2)	We own 50% of BASF Huntsman Shanghai Isocyanate Investment BV. BASF Huntsman Shanghai Isocyanate Investment BV owns a 70% interest in SLIC, thus giving us an indirect 35% interest in SLIC.

Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of our unconsolidated affiliates as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 is as follows (dollars in millions):

	December 31,
	2020	2019
Current assets	$1,544	$1,439
Non-current assets	2,317	2,436
Current liabilities	574	688
Non-current liabilities	1,804	1,614
Noncontrolling interests	6	7

	Year ended December 31,
	2020	2019	2018(1)
Revenues	$3,544	$4,025	$2,181
Gross profit	338	454	221
(Loss) income from continuing operations	(2)	99	124
Net (loss) income	(2)	99	124

(1)

We began accounting for our investment in Venator as an equity method investment on December 3, 2018 and then as an investment in equity securities on December 23, 2020 and thereafter. Therefore, the summarized financial data only includes information for Venator for the years ended December 31, 2020 and 2019 and the period from December 3, 2018 through December 31, 2018.

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

During the year ended December 31, 2020, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 15. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at December 31, 2020, the joint ventures’ assets, liabilities and results of operations are included in our consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our consolidated balance sheets as of December 31, 2020 and 2019 (dollars in millions):

	December 31,
	2020	2019
Current assets	$49	$50
Property, plant and equipment, net	167	180
Operating lease right-of-use assets	22	16
Other noncurrent assets	138	132
Deferred income taxes	30	30
Total assets	$406	$408
Current liabilities	$183	$151
Long-term debt	3	29
Noncurrent operating lease liabilities	17	11
Other noncurrent liabilities	82	87
Deferred income taxes	1	—
Total liabilities	$286	$278

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities are as follows (dollars in millions):

	Year ended December 31,
	2020	2019(1)	2018
Revenues	$—	$95	$154
Income from continuing operations before income taxes	4	17	40
Net cash provided by operating activities	10	81	65

(1)

As of September 30, 2019, Sasol-Huntsman was no longer accounted for as a variable interest entity. Therefore, this financial data only includes information for Sasol-Huntsman applicable to the period from January 1, 2019 through September 30, 2019.

9. LEASES

We primarily lease manufacturing and research facilities, administrative offices, land, tanks, railcars and equipment. Leases with an initial term of 12 months or less are not recognized on the balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Our variable lease cost was approximately nil for each of the years ended December 31, 2020 and 2019, respectively. Our leases have remaining lives from one month to 37 years. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately one year to 30 years or more. Renewal and termination options that we are reasonably certain to exercise have been included in the calculation of the lease right-of-use assets and lease liabilities. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

The components of operating lease expense, cash flows and supplemental noncash information from continuing operations are as follows (dollars in millions):

	Years Ended December 31,
	2020	2019
Operating lease expense:
Cost of goods sold	$34	$35
Selling, general and administrative	26	15
Research and development	6	6
Total operating lease expense(1)(2)	$66	$56

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$74	$53

Supplemental noncash information:
Leased assets obtained in exchange for new operating lease liabilities	$91	$416

(1)	Total operating lease expense includes short-term lease expense of approximately $3 million and $1 million for the years ended December 31, 2020 and 2019, respectively.
(2)	Total operating lease expense for the year ended December 31, 2018 was $55 million.

The weighted-average lease term and discount rate for our operating leases from continuing operations are as follows:

	Years Ended December 31,
	2020	2019
Weighted-average remaining lease term (in years)	11	11
Weighted-average discount rate	4.0%	4.1%

The undiscounted future cash flows of operating lease liabilities from continuing operations as of December 31, 2020 are as follows (dollars in millions):

Year ending December 31,
2021	$68
2022	62
2023	58
2024	55
2025	51
Thereafter	276
Total lease payments	570
Less imputed interest	(107)
Total	$463

As of December 31, 2020, we have additional leases, primarily for leases of office and manufacturing facilities and rail cars, that have not yet commenced of approximately $9 million. These leases will commence in 2021 with lease terms of up to seven years.

During November 2020, we entered into a sale and leaseback agreement to sell certain properties in Basel, Switzerland for approximately CHF 67 million (approximately $73 million) and to lease those properties back for five years. This transaction resulted in a gain of approximately CHF 30 million (approximately $33 million).

10. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2020			December 31, 2019
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents, trademarks and technology	$316	$237	$79	$314	$230	$84
Licenses and other agreements	140	61	79	140	48	92
Non-compete agreements	3	2	1	3	2	1
Other intangibles(1)	349	55	294	61	41	20
Total	$808	$355	$453	$518	$321	$197

Amortization expense was $33 million, $16 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Huntsman International

	December 31, 2020			December 31, 2019
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Patents, trademarks and technology	$316	$237	$79	$314	$230	$84
Licenses and other agreements	140	61	79	140	48	92
Non-compete agreements	3	2	1	3	2	1
Other intangibles(1)	357	63	294	70	50	20
Total	$816	$363	$453	$527	$330	$197

Amortization expense was $33 million, $16 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(1)

 Includes provisional intangible asset fair values related to the CVC Thermoset Specialties Acquisition and the Icynene-Lapolla Acquisition. For more information, see “Note 3. Business Combinations and Acquisitions."

Our and Huntsman International’s estimated future amortization expense for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31,
2021	$30
2022	34
2023	34
2024	34
2025	34

11. OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (dollars in millions):

	December 31,
	2020	2019
Capitalized turnaround costs, net	$250	$223
Investment in Venator	32	—
Catalyst assets, net	27	24
Other	239	205
Total	$548	$452

Amortization expense of catalyst assets for the years ended December 31, 2020, 2019 and 2018 was $8 million, $9 million and $10 million, respectively.

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2020	2019
Payroll and related accruals	$97	$100
Income taxes	73	59
Taxes other than income taxes	56	64
Volume and rebate accruals	55	53
Other miscellaneous accruals	177	144
Total	$458	$420

Huntsman International

	December 31,
	2020	2019
Payroll and related accruals	$97	$100
Income taxes	73	59
Taxes other than income taxes	56	64
Volume and rebate accruals	55	53
Other miscellaneous accruals	174	141
Total	$455	$417

13. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS (CREDITS)

As of December 31, 2020, 2019 and 2018, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

			Non-cancelable	Other
	Workforce	Demolition and	lease and contract	restructuring
	reductions	decommissioning	termination costs	costs	Total
Accrued liabilities as of January 1, 2018	$5	$2	$41	$5	$53
2018 charges for 2017 and prior initiatives	—	—	2	—	2
2018 charges for 2018 initiatives	5	—	—	10	15
2018 payments for 2017 and prior initiatives	(2)	(1)	(2)	—	(5)
2018 payments for 2018 initiatives	(1)	—	—	(5)	(6)
Reversal of reserves no longer required	(2)	—	(29)	—	(31)
Accrued liabilities as of December 31, 2018	5	1	12	10	28
2019 (credits) charges for 2018 and prior initiatives	2	(1)	2	3	6
2019 charges for 2019 initiatives	7	—	—	1	8
2019 payments for 2018 and prior initiatives	(4)	—	(7)	(9)	(20)
2019 payments for 2019 initiatives	—	—	—	(1)	(1)
Reversal of reserves no longer required	(2)	—	—	(2)	(4)
Accrued liabilities as of December 31, 2019	8	—	7	2	17
2020 charges for 2019 and prior initiatives	—	—	2	3	5
2020 charges for 2020 initiatives	35	—	—	3	38
2020 payments for 2019 and prior initiatives	(5)	—	(7)	(4)	(16)
2020 payments for 2020 initiatives	(10)	—	—	(3)	(13)
Reversal of reserves no longer required	—	—	—	(1)	(1)
Foreign currency effect on liability balance	1	—	—	—	1
Accrued liabilities as of December 31, 2020	$29	$—	$2	$—	$31

Details with respect to our reserves for restructuring, impairment and plant closing costs are provided below by segment and initiative (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and other	Total
Accrued liabilities as of January 1, 2018	$1	$1	$3	$47	$1	$53
2018 charges (credits) for 2017 and prior initiatives	—	1	—	(4)	5	2
2018 charges for 2018 initiatives	—	2	3	—	10	15
2018 payments for 2017 and prior initiatives	(1)	(1)	—	—	(3)	(5)
2018 payments for 2018 initiatives	—	(1)	—	—	(5)	(6)
Reversal of reserves no longer required	—	(1)	—	(29)	(1)	(31)
Accrued liabilities as of December 31, 2018	—	1	6	14	7	28
2019 charges for 2018 and prior initiatives	—	—	—	2	4	6
2019 charges for 2019 initiatives	—	—	7	—	1	8
2019 payments for 2018 and prior initiatives	—	(1)	(2)	(9)	(8)	(20)
2019 payments for 2019 initiatives	—	—	(1)	—	—	(1)
Reversal of reserves no longer required	—	—	—	(4)	—	(4)
Accrued liabilities as of December 31, 2019	—	—	10	3	4	17
2020 charges (credits) for 2019 and prior initiatives	—	1	(1)	1	4	5
2020 charges for 2020 initiatives	16	4	9	7	2	38
2020 payments for 2019 and prior initiatives	(1)	—	(5)	(2)	(8)	(16)
2020 payments for 2020 initiatives	(3)	(3)	(3)	(2)	(2)	(13)
Reversal of reserves no longer required	—	—	(1)	—	—	(1)
Foreign currency effect on liability balance	—	—	—	1	—	1
Accrued liabilities as of December 31, 2020	$12	$2	$9	$8	$—	$31

Current portion of restructuring reserves	$12	$2	$6	$6	$—	$26
Long-term portion of restructuring reserves	—	—	3	2	—	5

Details with respect to cash and noncash restructuring charges for the years ended December 31, 2020, 2019 and 2018 by initiative are provided below (dollars in millions):

Cash charges:
2020 charges for 2019 and prior initiatives	$5
2020 charges for 2020 initiatives	38
Reversal of reserves no longer required	(1)
Noncash charges:
Accelerated depreciation	7
Total 2020 restructuring, impairment and plant closing costs	$49

Cash charges:
2019 charges for 2018 and prior initiatives	$6
2019 charges for 2019 initiatives	8
Reversal of reserves no longer required	(4)
Noncash charges:
Gain on sale of assets	(49)
Other noncash credits	(2)
Total 2019 restructuring, impairment and plant closing costs	$(41)

Cash charges:
2018 charges for 2017 and prior initiatives	$2
2018 charges for 2018 initiatives	15
Noncash charges:
Reversal of reserves no longer required	(31)
Other noncash charges	7
Total 2018 restructuring, impairment and plant closing costs	$(7)

2020 Restructuring Activities

Beginning in the second quarter of 2020, our Polyurethanes segment implemented a restructuring program to reorganize its spray polyurethane foam business to better position this business for efficiencies and growth in coming years. In connection with this restructuring program, we recorded restructuring expense of approximately $9 million for the year ended December 31, 2020, primarily related to workforce reductions and accelerated depreciation recorded as restructuring, impairment and plant closing costs. We expect to record additional restructuring expenses of approximately $4 million through 2021.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. In connection with this restructuring program, we recorded restructuring expense of approximately $12 million for the year ended December 31, 2020, and we expect to record further restructuring expenses of between approximately $15 million and $20 million through 2021.

Beginning in the second quarter of 2020, our Performance Products segment implemented a restructuring program, primarily related to workforce reductions, in response to the sale of our Chemical Intermediates Businesses to Indorama. In connection with this restructuring program, we recorded restructuring expense of approximately $4 million for the year ended December 21, 2020.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs, primarily related to workforce reductions and accelerated depreciation in connection with the CVC Thermoset Specialties Acquisition, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded restructuring expense of approximately $10 million for the year ended December 31, 2020.

During 2020, our Textile Effects segment implemented restructuring programs to rationalize and realign structurally across various functions and certain locations within the segment. In connection with these restructuring programs, we recorded restructuring expense of approximately $7 million for the year ended December 31, 2020 related primarily to workforce reductions.

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

14. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2020	2019
Pension liabilities	$680	$650
Other postretirement benefits	59	55
Employee benefit accrual	44	38
Other	127	155
Total	$910	$898

Huntsman International

	December 31,
	2020	2019
Pension liabilities	$680	$650
Other postretirement benefits	59	55
Employee benefit accrual	44	38
Other	117	147
Total	$900	$890

15. DEBT

Outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,	December 31,
	2020	2019
Senior Credit Facilities:
Revolving facility	$—	$40
Amounts outstanding under A/R programs	—	167
Term loan	—	103
Senior notes	2,047	1,963
Variable interest entities	50	65
Other	24	51
Total debt	$2,121	$2,389
Total current portion of debt	$593	$212
Long-term portion of debt	1,528	2,177
Total debt	$2,121	$2,389

Huntsman International

	December 31,	December 31,
	2020	2019
Senior Credit Facilities:
Revolving facility	$—	$40
Amounts outstanding under A/R programs	—	167
Term loan	—	103
Senior notes	2,047	1,963
Variable interest entities	50	65
Other	24	51
Total debt, excluding debt to affiliates	$2,121	$2,389
Total current portion of debt	$593	$212
Long-term portion of debt	1,528	2,177
Total debt, excluding debt to affiliates	$2,121	$2,389
Notes payable to affiliates-current	—	100
Notes payable to affiliates-noncurrent	—	280
Total debt	$2,121	$2,769

Direct and Subsidiary Debt

Substantially all of our debt, including the facilities described below, has been incurred by our subsidiaries (primarily Huntsman International); Huntsman Corporation is not a guarantor of such subsidiary debt.

Certain of our subsidiaries have third-party debt agreements. These debt agreements contain certain restrictions with regard to dividends, distributions, loans or advances. In certain circumstances, the consent of a third party would be required prior to the transfer of any cash or assets from these subsidiaries to us.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction in the face amount of that debt liability. As of December 31, 2020 and 2019, the amount of debt issuance costs directly reducing the debt liability was $9 million and $11 million, respectively. We record the amortization of debt issuance costs as interest expense.

Revolving Credit Facility

On May 21, 2018, Huntsman International entered into the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest at the rates specified in the credit agreement governing the Revolving Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Unless earlier terminated, the Revolving Credit Facility will mature in May 2023. Huntsman International may increase the Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions.

In connection with entering into the Revolving Credit Facility, Huntsman International terminated all commitments and repaid all obligations under our previous $650 million senior secured revolving credit facility. In addition, we recognized a loss of early extinguishment of debt of $3 million. As of December 31, 2020, our Revolving Credit Facility was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 1.50%	2023

(1)	On December 31, 2020, we had an additional $6 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Credit Facility.
(2)

Interest rates on borrowings under the Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of December 31, 2020 was 1.50% above LIBOR.

Term Loan Credit Facility

On September 24, 2019, Huntsman International entered into the 2019 Term Loan, pursuant to which Huntsman International borrowed an aggregate principal amount of €92 million (or $101 million equivalent). We used the net proceeds from the 2019 Term Loan to finance our acquisition of the 50% noncontrolling interest that we did not own in the Sasol-Huntsman maleic anhydride joint venture. On September 22, 2020 we repaid the 2019 Term Loan in full at maturity.

A/R Programs

Our A/R Programs are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE.

In April 2019, we entered into amendments to the EU A/R Program (the “European Amendment”) and the U.S. A/R Program (the “U.S. Amendment”). The European Amendment, among other things, extended the scheduled commitment termination date of the loan facility to April 2022, reduced the facility maximum funding availability from €150 million to €100 million and made certain other amendments. The U.S. Amendment, among other things, extended the scheduled commitment termination date of the loan facility to April 2022 and made certain other amendments.

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

In October 2020, we entered into an amendment to the U.S. A/R Program to account for certain internal reorganization activities related to CVC Thermoset Specialties Acquisition.

Information regarding our A/R Programs as of December 31, 2020 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2022	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	April 2022	€100	€—		Applicable rate plus 1.30%
		(or approximately $123)	(or approximately $0)

(1)

The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)	The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. The applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.
(3)	As of December 31, 2020, we had approximately $4 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of December 31, 2020 and December 31, 2019, $198 million and $221 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Notes

As of December 31, 2020, we had outstanding the following notes (monetary amounts in millions):

				Unamortized
				Premiums,
				Discounts
				and Debt
Notes	Maturity	Interest Rate	Amount Outstanding	Issuance Costs
2021 Senior Notes	April 2021	5.125%	€445 (€445 carrying value $(545))	$—
2022 Senior Notes	November 2022	5.125%	$400 ($399 carrying value)	1
2025 Senior Notes	April 2025	4.250%	€300 (€298 carrying value $(366))	2
2029 Senior Notes	February 2029	4.500%	$750 ($737 carrying value)	13

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

Redemption of the 2021 Senior Notes

On January 15, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes at the redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the redemption date.

Variable Interest Entity Debt

As of December 31, 2020, AAC, our consolidated 50%-owned joint venture, had $50 million outstanding under its loan commitments and debt financing arrangements. As of December 31, 2020, we have $47 million classified as current debt and $3 million as long-term debt on our consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Note Payable from Huntsman International to Huntsman Corporation

During the first quarter of 2020, our loan of $380 million to our subsidiary Huntsman International was repaid to us in full.

Compliance With Covenants

Our Revolving Credit Facility contains a financial covenant regarding the leverage ratio of Huntsman International and its subsidiaries. The Revolving Credit Facility also contains other customary covenants and events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the Revolving Credit Facility may be accelerated.

The agreements governing our A/R Programs also contain certain receivable performance metrics. Any material failure to meet the applicable A/R Programs’ metrics could lead to an early termination event under the A/R Programs, which could require us to cease our use of such facilities, prohibiting us from additional borrowings against our receivables or, at the discretion of the lenders, requiring that we repay the A/R Programs in full. An early termination event under the A/R Programs would also constitute an event of default under our Revolving Credit Facility, which could require us to pay off the balance of the Revolving Credit Facility in full and could result in the loss of our Revolving Credit Facility.

We believe that we are in compliance with the covenants governing our material debt instruments, including our Revolving Credit Facility, our A/R Programs and our notes.

Maturities

The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2020 are as follows (dollars in millions):

Year ending December 31,
2021	$593
2022	403
2023	1
2024	2
2025	369
Thereafter	753
$2,121

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

During 2020, there were no other reclassifications from accumulated other comprehensive loss to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

Foreign Exchange Rate Risk

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2020 and 2019, we had approximately $145 million and $135 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2020, we have designated approximately €523 million (approximately $641 million) of euro-denominated debt as a hedge of our net investment. For the years ended December 31, 2020, 2019 and 2018, the amounts recognized on the hedge of our net investment were a loss of $66 million, a gain of $14 million and a gain of $35 million, respectively, and were recorded in other comprehensive (loss) income.

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

17. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$26	$26	$28	$28
Option agreement for remaining Venator shares	11	11	—	—
Long-term debt (including current portion)	(2,121)	(2,334)	(2,389)	(2,544)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Our investment in Venator is marked to fair value, which is obtained through market observable pricing using prevailing market prices (Level 1). Additionally, the estimated fair value of the option agreement related to the remaining ordinary shares we hold in Venator is based on a valuation technique using market observable inputs (Level 2). See “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator.” The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded in an active market (Level 1). The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2020 and 2019. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2020, and current estimates of fair value may differ significantly from the amounts presented herein.

During the years ended December 31, 2020 and 2019, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized or unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

18. REVENUE RECOGNITION

The following table disaggregates our revenue by major source for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

2020	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,362	$447	$217	$48	$(23)	$2,051
Europe	961	252	319	98	(1)	1,629
Asia Pacific	997	260	224	360	—	1,841
Rest of world	264	64	79	91	(1)	497
	$3,584	$1,023	$839	$597	$(25)	$6,018

Major Product Groupings
MDI urethanes	$3,584					$3,584
Differentiated		$1,023				1,023
Specialty			$746			746
Non-specialty			93			93
Textile chemicals and dyes				$597		597
Eliminations					$(25)	(25)
	$3,584	$1,023	$839	$597	$(25)	$6,018

2019	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,475	$531	$289	$62	$(64)	$2,293
Europe	1,051	316	410	128	(9)	1,896
Asia Pacific	1,078	248	269	446	(2)	2,039
Rest of world	307	63	76	127	(4)	569
	$3,911	$1,158	$1,044	$763	$(79)	$6,797

Major Product Groupings
MDI urethanes	$3,911					$3,911
Differentiated		$1,158				1,158
Specialty			$891			891
Non-specialty			153			153
Textile chemicals and dyes				$763		763
Eliminations					$(79)	(79)
	$3,911	$1,158	$1,044	$763	$(79)	$6,797

2018	Polyurethanes	Performance Products	Advanced Materials	Textile Effects	Corporate and Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,426	$586	$285	$68	$122	$2,487
Europe	1,277	368	445	135	(16)	2,209
Asia Pacific	1,236	278	301	485	(24)	2,276
Rest of world	343	69	85	136	(1)	632
	$4,282	$1,301	$1,116	$824	$81	$7,604

Major Product Groupings
MDI urethanes	$4,282					$4,282
Differentiated		$1,301				1,301
Specialty			$932			932
Non-specialty			184			184
Textile chemicals and dyes				$824		824
Eliminations					$81	81
	$4,282	$1,301	$1,116	$824	$81	$7,604

(1)	Geographic information for revenues is based upon countries into which product is sold.

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

The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in our consolidated balance sheets at December 31, 2020 and 2019 (dollars in millions):

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2020		2019		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,024	$2,377	$956	$2,157	$60	$—	$59	$—
Service cost	21	31	20	30	1	—	1	—
Interest cost	37	25	41	37	2	—	3	—
Participant contributions	—	6	—	6	2	—	2	—
Plan amendments	—	—	—	(9)	—	—	—	—
Foreign currency exchange rate changes	—	200	—	7	—	—	—	—
Settlements/curtailments/divestitures	(2)	(10)	20	(2)	—	—	1	—
Actuarial (gain) loss	87	116	65	224	9	—	—	—
Benefits paid	(76)	(74)	(78)	(73)	(9)	—	(6)	—
Benefit obligation at end of year	$1,091	$2,671	$1,024	$2,377	$65	$—	$60	$—

Change in plan assets
Fair value of plan assets at beginning of year	$790	$1,960	$697	$1,751	$—	$—	$—	$—
Actual return on plan assets	99	143	107	224	—	—	—	—
Foreign currency exchange rate changes	—	161	—	11	—	—	—	—
Participant contributions	—	6	—	6	2	—	2	—
Settlement/transfers/divestitures	(1)	(11)	19	(2)	—	—	—	—
Company contributions	54	40	45	43	7	—	4	—
Benefits paid	(76)	(74)	(78)	(73)	(9)	—	(6)	—
Fair value of plan assets at end of year	$866	$2,225	$790	$1,960	$—	$—	$—	$—

Funded status
Fair value of plan assets	$866	$2,225	$790	$1,960	$—	$—	$—	$—
Benefit obligation	1,091	2,671	1,024	2,377	65	—	60	—
Accrued benefit cost	$(225)	$(446)	$(234)	$(417)	$(65)	$—	$(60)	$—

Amounts recognized in balance sheet:
Noncurrent asset	$—	$20	$—	$10	$—	$—	$—	$—
Current liability	(5)	(6)	(5)	(6)	(6)	—	(5)	—
Noncurrent liability	(220)	(460)	(229)	(421)	(59)	—	(55)	—
Total	$(225)	$(446)	$(234)	$(417)	$(65)	$—	$(60)	$—

Huntsman Corporation

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2020		2019		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$363	$874	$394	$840	$26	$—	$20	$—
Prior service credit	(9)	(27)	(11)	(32)	(25)	—	(33)	—
Total	$354	$847	$383	$808	$1	$—	$(13)	$—

Huntsman International

	Defined Benefit Plans				Other Postretirement Benefit Plans
	2020		2019		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$363	$877	$395	$846	$26	$—	$20	$—
Prior service credit	(9)	(27)	(11)	(31)	(25)	—	(33)	—
Total	$354	$850	$384	$815	$1	$—	$(13)	$—

During 2020, the overall increases in our U.S. pension and other postretirement benefit plan obligations were primarily due to decreases in discount rates. The overall increase in our non-U.S. pension plan obligation was primarily due to decreases in discount rates in Switzerland, Germany, The Netherlands and the U.K., as well as foreign currency exchange rate changes in Switzerland, The Netherlands, Germany and Belgium.

During 2019, the overall increases in our U.S. pension and other postretirement benefit plan obligations were primarily due to decreases in discount rates. The overall increase in our non-U.S. pension plan obligation was primarily due to decreases in discount rates in Switzerland, Germany, The Netherlands and the U.K.

Components of net periodic benefit costs of continuing operations for the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2020	2019	2018	2020	2019	2018
Service cost	$21	$20	$23	$31	$30	$32
Interest cost	37	41	39	25	37	37
Expected return on plan assets	(59)	(53)	(54)	(114)	(102)	(109)
Amortization of prior service credit	(2)	(2)	(2)	(5)	(4)	(5)
Amortization of actuarial loss	28	23	31	53	45	38
Settlement loss	—	—	2	—	1	—
Net periodic benefit cost (credit)	$25	$29	$39	$(10)	$7	$(7)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2020	2019	2018	2020	2019	2018
Service cost	$1	$1	$2	$—	$—	$—
Interest cost	2	3	2	—	—	—
Amortization of prior service credit	(5)	(5)	(5)	—	—	—
Amortization of actuarial loss	1	1	2	—	—	—
Net periodic benefit (credit) costs	$(1)	$—	$1	$—	$—	$—

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2020	2019	2018	2020	2019	2018
Service cost	$21	$20	$23	$31	$30	$32
Interest cost	37	41	39	25	37	37
Expected return on plan assets	(59)	(53)	(54)	(114)	(102)	(109)
Amortization of prior service credit	(2)	(2)	(2)	(5)	(4)	(5)
Amortization of actuarial loss	28	23	31	57	48	41
Settlement loss	—	—	2	—	1	—
Net periodic benefit cost (credit)	$25	$29	$39	$(6)	$10	$(4)

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2020	2019	2018	2020	2019	2018
Service cost	$1	$1	$2	$—	$—	$—
Interest cost	2	3	2	—	—	—
Amortization of prior service credit	(5)	(5)	(5)	—	—	—
Amortization of actuarial loss	1	1	2	—	—	—
Net periodic benefit (credit) costs	$(1)	$—	$1	$—	$—	$—

The amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2020, 2019 and 2018 were as follows (dollars in millions):

Huntsman Corporation

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2020	2019	2018	2020	2019	2018
Current year actuarial loss	$40	$19	$18	$87	$101	$117
Amortization of actuarial loss	(28)	(26)	(34)	(53)	(45)	(38)
Current year prior service (credits) cost	—	—	—	—	(10)	4
Amortization of prior service credit	2	2	2	5	4	5
Settlements	(42)	—	(2)	—	1	—
Total recognized in other comprehensive income (loss)	(28)	(5)	(16)	39	51	88
Amounts related to discontinued operations	17	9	(4)	—	—	—
Total recognized in other comprehensive income (loss) in continuing operations	(11)	4	(20)	39	51	88
Net periodic benefit cost	25	29	39	(10)	7	(7)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$14	$33	$19	$29	$58	$81

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2020	2019	2018	2020	2019	2018
Current year actuarial loss (gain)	$9	$—	$(10)	$—	$—	$—
Amortization of actuarial loss	(1)	(1)	(2)	—	—	—
Current year prior service credit	—	—	—	—	—	—
Amortization of prior service credit	5	5	6	—	—	—
Settlements	(1)	—	—	—	—	—
Curtailment (gain) loss	2	—	—	—	—	—
Total recognized in other comprehensive income (loss)	14	4	(6)	—	—	—
Amounts related to discontinued operations	—	(6)	—	—	—	—
Total recognized in other comprehensive income (loss) in continuing operations	14	(2)	(6)	—	—	—
Net periodic benefit cost	(1)	—	1	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$13	$(2)	$(5)	$—	$—	$—

Huntsman International

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2020	2019	2018	2020	2019	2018
Current year actuarial loss	$40	$19	$18	$87	$101	$117
Amortization of actuarial loss	(28)	(26)	(34)	(57)	(48)	(41)
Current year prior service credit	—	—	—	—	(10)	4
Amortization of prior service credit	2	2	2	5	4	5
Settlements	(42)	—	(2)	—	1	—
Curtailment (gain)/loss	—	—	—	—	—	—
Total recognized in other comprehensive income (loss)	(28)	(5)	(16)	35	48	85
Amounts related to discontinued operations	17	9	(4)	—	—	—
Total recognized in other comprehensive income (loss) in continuing operations	(11)	4	(20)	35	48	85
Net periodic benefit cost	25	29	39	(6)	10	(4)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$14	$33	$19	$29	$58	$81

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2020	2019	2018	2020	2019	2018
Current year actuarial loss	$9	$—	$(10)	$—	$—	$—
Amortization of actuarial loss	(1)	(1)	(2)	—	—	—
Current year prior service credit	—	—	—	—	—	—
Amortization of prior service credit	5	5	6	—	—	—
Settlements	(1)	—	—	—	—	—
Curtailment (gain)/loss	2	—	—	—	—	—
Total recognized in other comprehensive income (loss)	14	4	(6)	—	—	—
Amounts related to discontinued operations	—	(6)	—	—	—	—
Total recognized in other comprehensive income (loss) in continuing operations	14	(2)	(6)	—	—	—
Net periodic benefit cost	(1)	—	1	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$13	$(2)	$(5)	$—	$—	$—

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined Benefit Plans
	U.S. plans			Non-U.S. plans
	2020	2019	2018	2020	2019	2018
Projected benefit obligation
Discount rate	2.82%	3.59%	4.39%	0.69%	1.07%	1.75%
Rate of compensation increase	4.09%	4.09%	4.10%	2.59%	2.65%	2.95%
Interest credit rate	5.15%	5.15%	5.15%	0.33%	0.49%	1.04%
Net periodic pension cost
Discount rate	3.59%	4.39%	3.74%	1.07%	1.75%	1.65%
Rate of compensation increase	4.09%	4.07%	4.10%	2.65%	2.64%	3.38%
Expected return on plan assets	7.52%	7.52%	7.52%	5.89%	5.89%	5.88%
Interest credit rate	5.15%	5.15%	5.15%	0.49%	1.04%	0.88%

	Other Postretirement Benefit Plans
	U.S. plans			Non-U.S. plans
	2020	2019	2018	2020	2019	2018
Projected benefit obligation
Discount rate	2.63%	3.46%	4.26%	2.30%	2.90%	3.50%
Net periodic pension cost
Discount rate	3.46%	4.26%	3.58%	2.90%	3.50%	3.30%

The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2020 and 2019 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2020	2019	2020	2019
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$1,091	$1,024	$2,017	$2,203
Fair value of plan assets	866	790	1,551	1,777

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2020 and 2019 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2020	2019	2020	2019
Accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$1,091	$1,024	$1,203	$1,066
Accumulated benefit obligation	1,073	1,019	1,116	991
Fair value of plan assets	866	790	746	664

Expected future contributions and benefit payments related to continuing operations are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans
		Other		Other
	Defined	Postretirement	Defined	Postretirement
	Benefit	Benefit	Benefit	Benefit
	Plans	Plans	Plans	Plans
2021 expected employer contributions
To plan trusts	$14	$6	$40	$—
Expected benefit payments
2021	59	6	86	—
2022	65	6	87	—
2023	70	5	92	—
2024	66	5	90	—
2025	100	5	92	—
2026 - 2030	316	24	493	—

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

Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third-party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market, or geographic location. During 2020, there was a transfer into Level 3 assets of approximately $11 million due to a change in the significance of unobservable inputs for one investment, which is immaterial. This investment is included within the real estate/other category.

We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

The fair value of plan assets for the pension plans was $3.1 billion and $2.8 billion at December 31, 2020 and 2019, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair Value Amounts Using
		Quoted prices in active	Significant other	Significant
	December 31,	markets for identical	observable inputs	unobservable inputs
Asset category	2020	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$481	$315	$166	$—
Fixed income	323	242	81	—
Real estate/other	62	—	—	62
Cash	—	—	—	—
Total U.S. pension plan assets	$866	$557	$247	$62
Non-U.S. pension plans:
Equities	$564	$229	$335	$—
Fixed income	971	610	361	—
Real estate/other	628	93	459	76
Cash	62	59	3	—
Total Non-U.S. pension plan assets	$2,225	$991	$1,158	$76

		Fair Value Amounts Using
		Quoted prices in active	Significant other	Significant
	December 31,	Markets for identical	Observable inputs	Unobservable inputs
Asset category	2019	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$422	$283	$139	$—
Fixed income	301	220	81	—
Real estate/other	67	—	—	67
Cash	—	—	—	—
Total U.S. pension plan assets	$790	$503	$220	$67
Non-U.S. pension plans:
Equities	$535	$228	$307	$—
Fixed income	847	560	287	—
Real estate/other	505	99	349	57
Cash	73	72	1	—
Total Non-U.S. pension plan assets	$1,960	$959	$944	$57

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real Estate/Other
	Year ended December 31,
	2020	2019
Fair Value Measurements of Plan Assets Using Significant Unobservable Inputs (Level 3)
Balance at beginning of period	$124	$121
Return on pension plan assets	5	4
Purchases, sales and settlements	(2)	(1)
Transfers into (out of) Level 3	11	—
Balance at end of period	$138	$124

Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on the pension assets is estimated to be between 5.68% and 7.53%. The asset allocation for our pension plans at December 31, 2020 and 2019 and the target allocation for 2021, by asset category are as follows:

	Target
	Allocation	Allocation at December 31,
Asset category	2021	2020	2019
U.S. pension plans:
Equities	54%	56%	54%
Fixed income	39%	37%	38%
Real estate/other	4%	7%	8%
Cash	3%	—%	—%
Total U.S. pension plans	100%	100%	100%
Non-U.S. pension plans:
Equities	26%	25%	27%
Fixed income	48%	44%	43%
Real estate/other	14%	28%	26%
Cash	12%	3%	4%
Total non-U.S. pension plans	100%	100%	100%

Equity securities in our pension plans did not include any direct investments in equity securities of our Company or our affiliates at the end of 2020.

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

Our total combined expense for the above defined contribution plans for each of the years ended December 31, 2020, 2019 and 2018 was $17 million, $17 million and $16 million, respectively.

Defined Contribution Plans—Non-U.S

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

Our total combined expense for these defined contribution plans for the years ended December 31, 2020, 2019 and 2018 was $3 million, $4 million and $4 million, respectively, primarily related to the Huntsman UK Pension Plan.

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

Assets of these plans are included in other noncurrent assets and as of December 31, 2020 and 2019 were $44 million and $39 million, respectively. During each of the years ended December 31, 2020, 2019 and 2018, we expensed a total of $1 million as contributions to the SSP and the SERP.

Stock-Based Incentive Plan

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. As of December 31, 2020, we had approximately 7 million shares remaining under the 2016 Stock Incentive Plan available for grant. See “Note 24. Stock-Based Compensation Plan.”

International Plans

International employees are covered by various post-employment arrangements consistent with local practices and regulations. Such obligations are included in other long-term liabilities in our consolidated balance sheets.

20. INCOME TAXES

The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2020	2019	2018
Income tax expense (benefit):
U.S.
Current	$(216)	$(17)	$57
Deferred	167	(181)	(30)
Non-U.S.
Current	90	71	153
Deferred	5	89	(135)
Total	$46	$(38)	$45

Huntsman International

	Year ended December 31,
	2020	2019	2018
Income tax expense (benefit):
U.S.
Current	$(215)	$(21)	$57
Deferred	166	(179)	(34)
Non-U.S.
Current	90	70	153
Deferred	5	89	(135)
Total	$46	$(41)	$41

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision for income taxes (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2020	2019	2018
Income from continuing operations before income taxes	$337	$391	$734
Expected tax expense at U.S. statutory rate of 21%	$71	$82	$154
Change resulting from:
State tax expense net of federal benefit	(4)	(3)	(1)
Non-U.S. tax rate differentials	16	9	27
Other non-U.S. tax effects, including nondeductible expenses and other withholding taxes	5	13	8
U.S. Tax Reform Act impact	—	(1)	32
Currency exchange gains/losses(net)	—	(5)	(10)
Venator investment basis difference and fair market value adjustments	—	(199)	18
Tax losses related to Venator investment	—	(18)	—
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	7	7	16
Tax authority audits and dispute resolutions	1	(6)	5
Share-based compensation excess tax benefits	(1)	(4)	(14)
Change in valuation allowance	(14)	56	(185)
Deferred tax effects of non-U.S. tax rate changes	(2)	36	(2)
Impact of equity method investments	(10)	(13)	(14)
Sale of the India-based DIY business	(35)	—
Non-U.S. withholding tax on repatriated earnings, net of U.S. foreign tax credits	20	6	11
Other U.S. tax effects, including nondeductible expenses and other credits	(8)	2	—
Total income tax expense (benefit)	$46	$(38)	$45

Huntsman International

	Year ended December 31,
	2020	2019	2018
Income from continuing operations before income taxes	$338	$377	$716
Expected tax expense at U.S. statutory rate of 21%	$71	$79	$150
Change resulting from:
State tax expense net of federal benefit	(4)	(3)	(1)
Non-U.S. tax rate differentials	16	9	27
Other non-U.S. tax effects, including nondeductible expenses and other withholding taxes	5	13	8
U.S. Tax Reform Act impact	—	(1)	32
Currency exchange gains/losses(net)	—	(5)	(10)
Venator investment basis difference and fair market value adjustments	—	(199)	18
Tax losses related to Venator investment	—	(18)	—
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	7	7	16
Tax authority audits and dispute resolutions	1	(6)	5
Share-based compensation excess tax benefits	(1)	(4)	(14)
Change in valuation allowance	(14)	56	(185)
Deferred tax effects of non-U.S. tax rate changes	(2)	36	(2)
Impact of equity method investments	(10)	(13)	(14)
Sale of the India-based DIY business	(35)	—	—
Non-U.S. withholding tax on repatriated earnings, net of U.S. foreign tax credits	20	6	11
Other U.S. tax effects, including nondeductible expenses and other credits	(8)	2	—
Total income tax expense (benefit)	$46	$(41)	$41

During 2020, 2019 and 2018, the average statutory rate for countries with pre-tax income (in 2020, primarily our operations in China (25% statutory rate), the Netherlands (25% statutory rate), India (25% statutory rate) and Luxembourg (25% statutory rate), was higher than the average statutory rate for countries with pre-tax losses, resulting in a net expense of $16 million, $9 million and $27 million, respectively, as compared to the 21% U.S. statutory rate reflected in the reconciliation above.  In certain non-U.S. tax jurisdictions, our U.S. GAAP functional currency is different than the local tax currency. As a result, foreign exchange gains and losses will impact our effective tax rate. For 2020, 2019 and 2018, this resulted in tax benefits of nil, a $5 million and $10 million, respectively.

In 2019, we recorded $199 million of deferred tax assets in connection with our tax basis in our Venator investment being greater than our book basis, which deferred tax asset was partially offset by a valuation allowance of $46 million (for a net tax benefit of $153 million), as further discussed below. Effective January 1, 2019, Switzerland reduced certain conditional income tax rates resulting in a decrease in our net deferred tax assets and a corresponding noncash income tax expense of $32 million for the year ended December 31, 2019.

Under the U.S. Tax Reform Act’s global intangible low-taxed income (“GILTI”) provision, our non-U.S. operations are generally subject to U.S. tax. We have elected to treat the GILTI as a current-period expense when incurred. The stated purpose of the GILTI rules is to generate additional U.S. tax related to income in non-U.S. jurisdictions which incur less than a blended 13.125% non-U.S. tax rate. Our non-U.S. income is subject to a blended rate greater than 13.125%; however, in practice, the GILTI regulations result in additional tax liability as a result of expense allocations which limit our ability to utilize foreign tax credits against the GILTI inclusion. For 2020, 2019 and 2018 we have incurred $7 million, $7 million and $16 million, respectively, of tax expense resulting from these expense allocations.

In 2017, we booked provisional amounts for the remeasurements of U.S. deferred tax assets and liabilities and the transitional tax on deemed repatriation of deferred foreign income related to the enactment of the U.S. Tax Reform Act. During the remeasurement period in 2018, we recorded a net tax expense of $32 million. We did not make the election to reclassify the income tax effects of the U.S. Tax Reform Act from accumulated other comprehensive income to retained earnings.

The 2020 sale of the India-based DIY business created a global taxable gain different than the gain for U.S. GAAP purposes. Because this transaction was the disposition of a legal entity in India, we paid only India capital gains tax on the transaction. The difference in the global taxation of this transaction and the U.S. GAAP gain at the U.S. statutory tax rate was $35 million.

The components of income (loss) from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2020	2019	2018
U.S.	$(231)	$(106)	$(38)
Non-U.S.	568	497	772
Total	$337	$391	$734

Huntsman International

	Year ended December 31,
	2020	2019	2018
U.S.	$(230)	$(120)	$(56)
Non-U.S.	568	497	772
Total	$338	$377	$716

Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$258	$281
Pension and other employee compensation	184	172
Property, plant and equipment	15	15
Intangible assets	52	56
Basis difference in Venator investment	35	199
Operating leases	111	98
Capital loss carryovers	30	11
Deferred interest	28	19
Other, net	44	42
Total	$757	$893
Deferred income tax liabilities:
Property, plant and equipment	$(249)	$(218)
Pension and other employee compensation	(4)	(1)
Intangible assets	(72)	(27)
Unrealized currency gains	(14)	(43)
Operating leases	(114)	(102)
Other, net	(22)	(8)
Total	$(475)	$(399)
Net deferred tax asset before valuation allowance	$282	$494
Valuation allowance—net operating losses and other	(206)	(231)
Net deferred tax asset	$76	$263
Non-current deferred tax asset	288	292
Non-current deferred tax liability	(212)	(29)
Net deferred tax asset	$76	$263

Huntsman International

	December 31,
	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$258	$281
Pension and other employee compensation	184	172
Property, plant and equipment	15	15
Intangible assets	52	56
Basis difference in Venator investment	35	199
Operating leases	111	98
Capital loss carryovers	30	11
Deferred interest	28	19
Other, net	44	42
Total	$757	$893
Deferred income tax liabilities:
Property, plant and equipment	$(249)	$(218)
Pension and other employee compensation	(4)	(1)
Intangible assets	(72)	(27)
Unrealized currency gains	(14)	(43)
Operating leases	(114)	(102)
Other, net	(24)	(8)
Total	$(477)	$(399)
Net deferred tax asset before valuation allowance	$280	$494
Valuation allowance—net operating losses and other	(206)	(231)
Net deferred tax asset	$74	$263
Non-current deferred tax asset	288	292
Non-current deferred tax liability	(214)	(29)
Net deferred tax asset	$74	$263

We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdiction by jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Our judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning idea associated with utilizing a deferred tax asset.

We have gross net operating losses (“NOLs”) of $1,037 million ($240 million tax-effected) in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $119 million ($20 million tax-effected) have a limited life (of which $60 million ($9 million tax-effected) are subject to a valuation allowance) and $57 million ($8 million tax-effected) are scheduled to expire in 2021, all of which are subject to a valuation allowance). We had $107 million ($17 million tax-effected) and $111 million ($16 million tax-effected) of NOLs expire unused in 2020 and 2019, respectively, all of which were subject to a valuation allowance.

We have gross U.S. federal NOLs of $71 million ($15 million tax-effected), which were primarily acquired through acquisitions subject to tax change of control limitations. We expect to be able to utilize the all of these NOLs, and therefore they are not subject to a valuation allowance.

Included in the $1,037 million of gross non-U.S. NOLs is $472 million ($118 million tax-effected) attributable to our Luxembourg entities. As of December 31, 2020, due to the uncertainty surrounding the realization of the benefits of these losses, there is a valuation allowance of $63 million against these net tax-effected NOLs of $118 million.

We have $30 million tax-effected U.S. capital loss carryovers generated in 2020. Capital loss carryovers may only be utilized against capital gains and have a 5-year carryforward period. We have placed a full valuation allowance against all of these capital loss carryovers.

During 2019, based on our expectation that our remaining interest in Venator would be sold on or before December 31, 2023, we recorded $153 million of deferred tax benefit relating to the portion of the $199 million tax basis greater than book basis in our Venator investment. We expected to be able to utilize such future capital losses on our Venator investment against capital gains anticipated on the sale of our Chemical Intermediates Businesses. We established a valuation allowance of $46 million on the excess unrealizable built-in capital loss deferred tax asset. We also recognized $18 million of tax benefit relating to realized tax losses on our Venator investment. During 2020, we sold approximately 42.4 million ordinary shares of our remaining interest in Venator, which allowed us to utilize the expected portion of the losses against the gains on the sale of the Chemical Intermediates Businesses. Incremental changes to the deferred tax assets relating to the excess capital loss carryover and excess built-in capital loss in our remaining interest in Venator, as a result of the U.S. GAAP fair value adjustments to the Venator investment and related loss on disposal, are offset by a full valuation allowance.

During 2019, we also established $11 million of valuation allowances on the remaining Australia NOLs that are no longer more-likely-than-not realizable following the sale of the Australia portion of our Chemical Intermediates Businesses.

During 2018, we released valuation allowances of $132 million. We released significant valuation allowances on certain net deferred tax assets in Switzerland based upon the increased and sustained profitability in our Advanced Materials and Textile Effects businesses. Given Switzerland’s limited seven-year carryover of NOLs, we expect that some of our NOLs will expire unused. Therefore, we recorded a partial release of the valuation allowance of $80 million in the second quarter of 2018. In addition, based upon the separation of Venator from our U.K. combined group and the increased and sustained profitability in our Polyurethanes business in the U.K., we released significant valuation allowances on certain net deferred tax assets in the U.K. Because the U.K. places limitations on the utilization of certain NOLs and limitations on other deferred tax assets, we recorded a partial valuation allowance release of $15 million in the second quarter of 2018. We also released $24 million of valuation allowances on certain net deferred tax assets in Luxembourg in the third quarter of 2018 as a result of changes in estimated future taxable income resulting from increased intercompany receivables and, therefore, increased income in Luxembourg, our primary treasury center outside of the U.S.

Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods, or, in the case of unexpected pre-tax earnings, the release of valuation allowances in future periods.

The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2020	2019	2018
Valuation allowance as of January 1	$231	$215	$412
Valuation allowance as of December 31	206	231	215
Net decrease (increase)	25	(16)	197
Foreign currency movements	6	—	3
Decrease to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(17)	(40)	(15)
Change in valuation allowance per rate reconciliation	$14	$(56)	$185
Components of change in valuation allowance affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$14	$(133)	$53
Releases of valuation allowances in various jurisdictions	—	—	132
Establishments of valuation allowances in various jurisdictions	—	77	—
Change in valuation allowance per rate reconciliation	$14	$(56)	$185

Huntsman International

	2020	2019	2018
Valuation allowance as of January 1	$231	$215	$412
Valuation allowance as of December 31	206	231	215
Net decrease (increase)	25	(16)	197
Foreign currency movements	6	—	3
Decrease to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(17)	(40)	(15)
Change in valuation allowance per rate reconciliation	$14	$(56)	$185
Components of change in valuation allowance affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$14	$(133)	$53
Releases of valuation allowances in various jurisdictions	—	—	132
Establishments of valuation allowances in various jurisdictions	—	77	—
Change in valuation allowance per rate reconciliation	$14	$(56)	$185

The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2020	2019
Unrecognized tax benefits as of January 1	$28	$26
Gross increases and decreases—tax positions taken during a prior period	2	4
Gross increases and decreases—tax positions taken during the current period	1	1
Decreases related to settlements of amounts due to tax authorities	(12)	—
Reductions resulting from the lapse of statutes of limitation	(2)	(4)
Foreign currency movements	(1)	1
Unrecognized tax benefits as of December 31	$16	$28

As of December 31, 2020 and 2019, the amount of unrecognized tax benefits (not including interest and penalty expense) which, if recognized, would affect the effective tax rate is $16 million and $15 million, respectively.

During 2020, we concluded and settled tax examinations in the U.S. (various states), Thailand and Korea. During 2019, we concluded and settled tax examinations in the U.S. (federal and various states). During 2018, we concluded and settled tax examinations in various jurisdictions, including but not limited to, Egypt and the U.S. (federal and various states).

During 2020, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expenses (not including interest and penalty expense) of $1 million. During 2019, for unrecognized tax benefits that impacted tax expense, we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit (not including interest and penalty expense) of $10 million. During 2018, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expenses (not including interest and penalty expense) of $5 million.

In accordance with our accounting policy, we continue to recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.

	Year ended December 31,
	2020	2019	2018
Interest expense included in tax expense	$1	$2	$—
Penalties expense included in tax expense	—	2	—

	December 31,
	2020	2019
Accrued liability for interest	$4	$5
Accrued liability for penalties	—	2

We conduct business globally and, as a result, we file income tax returns in U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax Jurisdiction	Open Tax Years
Belgium	2018 and later
China	2010 and later
France	2018 and later
Germany	2016 and later
Hong Kong	2014 and later
India	2004 and later
Italy	2015 and later
Japan	2017 and later
Mexico	2014 and later
Spain	2013 and later
Switzerland	2014 and later
The Netherlands	2016 and later
Thailand	2013 and later
United Kingdom	2017 and later
United States federal	2017 and later

Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

We estimate that it is reasonably possible that certain of our non-U.S. unrecognized tax benefits could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of $0 million to $2 million. For the 12-month period from the reporting date, we would expect that a decrease in our unrecognized tax benefits would result in a corresponding benefit to our income tax expense.

In connection with the provisions of U.S. Tax Reform, all non-U.S. earnings have generally been subject to U.S. tax and may be repatriated without incurring additional U.S. tax liability. Such repatriation may potentially be subject to limited foreign withholding taxes. We intend to continue to invest most of these earnings indefinitely within the local countries and do not expect to incur any significant additional taxes. There are certain countries where we do intend to repatriate some of our earnings, and we have accrued all withholding taxes for such amounts.

21. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have various purchase commitments extending through 2039 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed for 2020. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. We made minimum payments of $2 million, $1 million and nil for the years ended December 31, 2020, 2019 and 2018, respectively, under such take or pay contracts without taking the product.

Total purchase commitments as of December 31, 2020 are as follows (dollars in millions):

Year ending December 31,
2021	$1,413
2022	982
2023	818
2024	696
2025	648
Thereafter	1,924
$6,481

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

22. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2020, 2019 and 2018, our capital expenditures for EHS matters totaled $28 million, $42 million and $32 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $4 million for environmental liabilities for both  December 31, 2020 and 2019. Of these amounts, $1 million was classified as accrued liabilities in our consolidated balance sheets for both  December 31, 2020 and 2019, and $3 million were classified as other noncurrent liabilities in our consolidated balance sheets for both December 31, 2020 and 2019. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

Dividends on Common Stock

The following tables represent dividends on common stock for our Company for the years ended December 31, 2020 and 2019 (dollars in millions, except per share payment amounts):

	2020
		Approximate
	Per share	amount
Quarter ended	payment amount	paid
March 31, 2020	$0.1625	$37
June 30, 2020	0.1625	36
September 30, 2020	0.1625	36
December 31, 2020	0.1625	35

	2019
		Approximate
	Per share	amount
Quarter ended	payment amount	paid
March 31, 2019	$0.1625	$39
June 30, 2019	0.1625	38
September 30, 2019	0.1625	38
December 31, 2019	0.1625	35

24. STOCK-BASED COMPENSATION PLAN

Under the 2016 Stock Incentive Plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. Initially, there were approximately 8.2 million shares available for issuance under the 2016 Stock Incentive Plan. However, the number of shares available for issuance may be adjusted to include any shares surrendered, exchanged, forfeited or settled in cash pursuant to the Prior Plan. As of December 31, 2020, we had approximately 7 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period.

The compensation cost under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2020	2019	2018
Huntsman Corporation compensation cost	$27	$29	$27
Huntsman International compensation cost	26	28	26

The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $4 million, $8 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

	Year ended December 31,
	2020	2019	2018
Dividend yield	3.0%	2.9%	1.6%
Expected volatility	53.1%	54.0%	55.2%
Risk-free interest rate	1.4%	2.5%	2.6%
Expected life of stock options granted during the period (in years)	5.9	5.9	5.9

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of December 31, 2020 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2020	5,025	$19.08
Granted	788	21.52
Exercised	(829)	12.81
Forfeited	(169)	24.28
Outstanding at December 31, 2020	4,815	20.37	6.0	$26
Exercisable at December 31, 2020	3,371	19.23	4.9	22

The weighted-average grant-date fair value of stock options granted during 2020, 2019 and 2018 was $8.25, $9.27 and $15.20 per option, respectively. As of December 31, 2020, there was $7 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

During the years ended December 31, 2020, 2019 and 2018, the total intrinsic value of stock options exercised was approximately $9 million, $4 million and $78 million, respectively. Cash received from stock options exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $3 million, $2 million and $17 million, respectively. The cash tax benefit from stock options exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $2 million, $1 million, and $17 million, respectively.

Nonvested Shares

Nonvested shares granted under the 2016 Stock Incentive Plan and the Prior Plan consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the years ended December 31, 2020, 2019 and 2018, the weighted-average expected volatility rate was 34.0%, 34.6% and 44.3%, respectively, and the weighted average risk-free interest rate was 1.4%, 2.5% and 2.3%, respectively. For the performance share unit awards granted during the years ended December 31, 2020, 2019 and 2018, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of December 31, 2020 and changes during the year then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2020	1,640		$24.61	427	$24.80
Granted	848		21.92	238	21.53
Vested	(577)	(1)(2)	25.15	(218)	24.64
Forfeited	(44)		26.44	(36)	23.71
Nonvested at December 31, 2020	1,867		23.18	411	23.08

(1)

As of December 31, 2020, a total of 426,856 restricted stock units were vested but not yet issued, of which 37,761 vested during 2020. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 174,200 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2019. During the year ended December 31, 2020, an additional 165,489 performance share unit awards with a grant date fair value of $26.99 vested above the target in accordance the performance criteria of these awards.

As of December 31, 2020, there was $23 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The value of share awards that vested during each of the years ended December 31, 2020, 2019 and 2018 was $24 million.

25. OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive loss consisted of the following (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2020	$(369)	$(1,031)	$8	$4	$(1,388)	$26	$(1,362)
Other comprehensive income (loss) before reclassifications, gross	29	(135)	—	—	(106)	(6)	(112)
Tax benefit	12	30	—	—	42	—	42
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	111	—	—	111	—	111
Tax expense	—	(25)	—	—	(25)	—	(25)
Net current-period other comprehensive income (loss)	41	(19)	—	—	22	(6)	16
Ending balance, December 31, 2020	$(328)	$(1,050)	$8	$4	$(1,366)	$20	$(1,346)

(a)	Amounts are net of tax of $56 and $68 as of December 31, 2020 and January 1, 2020, respectively.
(b)	Amounts are net of tax of $153 and $148 as of December 31, 2020 and January 1, 2020, respectively.
(c)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2019	$(371)	$(994)	$8	$5	$(1,352)	$36	$(1,316)
Other comprehensive (loss) income before reclassifications, gross	—	(112)	—	(1)	(113)	5	(108)
Tax benefit	2	25	—	—	27	—	27
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	62	—	—	62	—	62
Tax expense	—	(12)	—	—	(12)	—	(12)
Net current-period other comprehensive (loss) income	2	(37)	—	(1)	(36)	5	(31)
Acquisition of noncontrolling interest	—	—	—	—	—	(15)	(15)
Ending balance, December 31, 2019	$(369)	$(1,031)	$8	$4	$(1,388)	$26	$(1,362)

(a)	Amounts are net of tax of $68 and $71 as of December 31, 2019 and January 1, 2019, respectively.
(b)	Amounts are net of tax of $148 and $135 as of December 31, 2019 and January 1, 2019, respectively.
(c)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated
	other
	comprehensive loss			Affected line item in
Details about Accumulated Other	Year ended December 31,			where net income
Comprehensive Loss Components(a):	2020	2019	2018	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(12)	$(11)	$(12)	(b)
Settlement loss	43	1	2
Curtailment gain	(2)	—	—
Actuarial loss	82	72	87	(b)(c)
	111	62	77	Total before tax
	(25)	(12)	(13)	Income tax expense
Total reclassifications for the period	$86	$50	$64	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 19. Employee Benefit Plans.”
(c)	Amounts contain approximately $5, $7 and $22 of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2020, 2019 and 2018, respectively.

Huntsman International

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2020	$(374)	$(1,012)	$8	$—	$(1,378)	$26	$(1,352)
Other comprehensive income (loss) before reclassifications, gross	29	(135)	—	—	(106)	(6)	(112)
Tax benefit	12	30	—	—	42	—	42
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	115	—	—	115	—	115
Tax expense	—	(26)	—	—	(26)	—	(26)
Net current-period other comprehensive (loss) income	41	(16)	—	—	25	(6)	19
Ending balance, December 31, 2020	$(333)	$(1,028)	$8	$—	$(1,353)	$20	$(1,333)

(a)	Amounts are net of tax of $43 and $55 as of December 31, 2020 and January 1, 2020, respectively.
(b)	Amounts are net of tax of $178 and $174 as of December 31, 2020 and January 1, 2020, respectively.
(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2019	$(376)	$(977)	$8	$1	$(1,344)	$36	$(1,308)
Other comprehensive (loss) income before reclassifications, gross	—	(113)	—	(1)	(114)	5	(109)
Tax benefit	2	25	—	—	27	—	27
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	65	—	—	65	—	65
Tax expense	—	(12)	—	—	(12)	—	(12)
Net current-period other comprehensive (loss) income	2	(35)	—	(1)	(34)	5	(29)
Acquisition of noncontrolling interest	—	—	—	—	—	(15)	(15)
Ending balance, December 31, 2019	$(374)	$(1,012)	$8	$—	$(1,378)	$26	$(1,352)

(a)	Amounts are net of tax of $55 and $57 as of December 31, 2019 and January 1, 2019, respectively.
(b)	Amounts are net of tax of $174 and $161 as of December 31, 2019 and January 1, 2019, respectively.
(c)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated
	other
	comprehensive loss			Affected line item in
Details about Accumulated Other	Year ended December 31,			where net income
Comprehensive Loss Components(a):	2020	2019	2018	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(12)	$(11)	$(12)	(b)
Settlement loss	43	1	2	(c)
Curtailment gain	(2)	—	—	(c)
Actuarial loss	86	75	90	(b)(c)
	115	65	80	Total before tax
	(26)	(12)	(14)	Income tax expense
Total reclassifications for the period	$89	$53	$66	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 19. Employee Benefit Plans.”
(c)	Amounts contain approximately $5, $7 and $22 of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2020, 2019 and 2018, respectively.

Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

26. RELATED PARTY TRANSACTIONS

Our consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2020	2019	2018
Sales to:
Unconsolidated affiliates	$115	$133	$153
Inventory purchases from:
Unconsolidated affiliates	407	434	411

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

	Year ended December 31,
	2020	2019	2018
Revenues:
Polyurethanes	$3,584	$3,911	$4,282
Performance Products	1,023	1,158	1,301
Advanced Materials	839	1,044	1,116
Textile Effects	597	763	824
Corporate and eliminations	(25)	(79)	81
Total	$6,018	$6,797	$7,604

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$472	$548	$809
Performance Products	164	168	197
Advanced Materials	130	201	225
Textile Effects	42	84	101
Corporate and other(2)	(161)	(155)	(171)
Total	647	846	1,161
Reconciliation of adjusted EBITDA to net income:
Interest expense, net—continuing operations	(86)	(111)	(115)
Interest expense, net—discontinued operations	—	—	(36)
Income tax (expense) benefit—continuing operations	(46)	38	(45)
Income tax expense—discontinued operations	(242)	(35)	(86)
Depreciation and amortization—continuing operations	(283)	(270)	(255)
Depreciation and amortization—discontinued operations	—	(61)	(88)
Net income attributable to noncontrolling interests	32	36	313
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(31)	(5)	(9)
Merger costs	—	—	(2)
EBITDA from discontinued operations	1,017	265	171
Noncontrolling interest of discontinued operations	—	—	(232)
Fair value adjustments to Venator investment and related loss on disposal	(88)	(18)	(62)
Loss on early extinguishment of debt	—	(23)	(3)
Certain legal and other settlements and related expenses	(5)	(6)	(1)
Gain (loss) on sale of businesses/assets	280	(21)	—
Income from transition services arrangements	7	—	—
Certain nonrecurring information technology project implementation costs	(6)	(4)	—
Amortization of pension and postretirement actuarial losses	(76)	(66)	(67)
Plant incident remediation costs	(2)	(8)	—
Restructuring, impairment and plant closing and transition (costs) credits	(52)	41	6
Net income	$1,066	$598	$650

	Year ended December 31,
	2020	2019	2018
Depreciation and Amortization:
Polyurethanes	$130	$120	$108
Performance Products	79	81	78
Advanced Materials	45	36	37
Textile Effects	16	16	16
Corporate and other	13	17	16
Total	$283	$270	$255

	Year ended December 31,
	2020	2019	2018
Capital Expenditures:
Polyurethanes	$172	$185	$153
Performance Products	32	32	48
Advanced Materials	21	24	20
Textile Effects	12	22	20
Corporate and other	12	11	10
Total	$249	$274	$251

	December 31,
	2020	2019
Total Assets:
Polyurethanes	$3,970	$3,437
Performance Products	1,062	1,125
Advanced Materials	1,002	774
Textile Effects	481	511
Corporate and other	2,198	1,265
Total	$8,713	$7,112

	December 31,
	2020	2019
Goodwill:
Polyurethanes	$312	$177
Performance Products	18	16
Advanced Materials	203	83
Total	$533	$276

	Year ended December 31,
	2020	2019	2018
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$472	$548	$809
Performance Products	164	168	197
Advanced Materials	130	201	225
Textile Effects	42	84	101
Corporate and other(2)	(155)	(150)	(167)
Total	653	851	1,165
Reconciliation of adjusted EBITDA to net income:
Interest expense, net—continuing operations	(88)	(126)	(136)
Interest expense, net—discontinued operations	—	—	(36)
Income tax (expense) benefit—continuing operations	(46)	41	(41)
Income tax expense—discontinued operations	(242)	(35)	(86)
Depreciation and amortization—continuing operations	(283)	(270)	(252)
Depreciation and amortization—discontinued operations	—	(61)	(88)
Net income attributable to noncontrolling interests	32	36	313
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(31)	(5)	(9)
Merger costs	—	—	(2)
EBITDA from discontinued operations	1,017	265	171
Noncontrolling interest of discontinued operations	—	—	(232)
Fair value adjustments to Venator investment and related loss on disposal	(88)	(18)	(62)
Loss on early extinguishment of debt	—	(23)	(3)
Certain legal and other settlements and related expenses	(5)	(6)	(1)
Gain (loss) on sale of businesses/assets	280	(21)	—
Income from transition services arrangements	7	—	—
Certain nonrecurring information technology project implementation costs	(6)	(4)	—
Amortization of pension and postretirement actuarial losses	(79)	(70)	(71)
Plant incident remediation costs	(2)	(8)	—
Restructuring, impairment and plant closing and transition (costs) credits	(52)	41	6
Net income	$1,067	$587	$636

	Year ended December 31,
	2020	2019	2018
Depreciation and Amortization:
Polyurethanes	$130	$120	$108
Performance Products	79	81	78
Advanced Materials	45	36	37
Textile Effects	16	16	16
Corporate and other	13	17	13
Total	$283	$270	$252

	Year ended December 31,
	2020	2019	2018
Capital Expenditures:
Polyurethanes	$172	$185	$153
Performance Products	32	32	48
Advanced Materials	21	24	20
Textile Effects	12	22	20
Corporate and other	12	11	10
Total	$249	$274	$251

	December 31,
	2020	2019
Total Assets:
Polyurethanes	$3,970	$3,437
Performance Products	1,062	1,125
Advanced Materials	1,002	774
Textile Effects	481	511
Corporate and other	2,241	1,668
Total	$8,756	$7,515

	December 31,
	2020	2019
Goodwill:
Polyurethanes	$312	$177
Performance Products	18	16
Advanced Materials	203	83
Total	$533	$276

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) merger costs; (c) EBITDA from discontinued operations; (d) noncontrolling interest of discontinued operations; (e) fair value adjustments to Venator investment and related loss on disposal; (f) loss on early extinguishment of debt; (g) certain legal and other settlements and related expenses; (h) gain (loss) on sale of businesses/assets; (i) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (j) certain nonrecurring information technology project implementation costs; (k) amortization of pension and postretirement actuarial losses; (l) plant incident remediation costs; and (m) restructuring, impairment, plant closing and transition (costs) credits .

(2)

Corporate and other includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense and gains and losses on the disposition of corporate assets.

	Year ended December 31,
	2020	2019	2018
Revenues by geographic area(1):
United States	$1,863	$2,025	$2,136
China	1,115	1,076	1,260
Germany	388	541	537
India	211	319	352
Other nations	2,441	2,836	3,319
Total	$6,018	$6,797	$7,604

	December 31,
	2020	2019
Long-lived assets(2):
United States	$1,078	$970
The Netherlands	368	334
China	251	247
Germany	144	137
Saudi Arabia	143	154
Singapore	90	94
Switzerland	73	106
Other nations	358	341
Total	$2,505	$2,383

(1)	Geographic information for revenues is based upon countries into which product is sold.
(2)	Long-lived assets consist of property, plant and equipment, net.

HUNTSMAN CORPORATION (PARENT ONLY)

Schedule I—Condensed Financial Information of Registrant

HUNTSMAN CORPORATION (Parent Only)

BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$2	$—
Prepaid assets	2	1
Receivable from affiliate	3	86
Note receivable from affiliate	—	100
Total current assets	7	187
Note receivable from affiliate-noncurrent	—	280
Investment in and advances to affiliates	3,561	2,626
Total assets	$3,568	$3,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Payable to affiliate	$39	$396
Accrued liabilities	3	3
Total current liabilities	42	399
Other noncurrent liabilities	7	7
Total liabilities	49	406
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 1,200,000,000 shares authorized, 258,520,411 and 257,405,496 shares issued and 220,046,262 and 224,295,868 shares outstanding, respectively	3	3
Additional paid-in capital	4,048	4,008
Treasury stock, 38,477,091 and 33,112,572 shares, respectively	(731)	(635)
Unearned stock-based compensation	(19)	(17)
Retained earnings	1,564	690
Accumulated other comprehensive loss	(1,346)	(1,362)
Total stockholders’ equity	3,519	2,687
Total liabilities and stockholders’ equity	$3,568	$3,093

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2020	2019	2018
Selling, general and administrative expenses	$(6)	$(5)	$(4)
Interest income	2	15	21
Equity in income of subsidiaries	892	401	163
Dividend income—affiliate	144	148	154
Other income	2	3	3
Net income	$1,034	$562	$337

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year ended December 31,
	2020	2019	2018
Net income	$1,034	$562	$337
Other comprehensive income, net of tax:
Foreign currency translations adjustments	41	2	(192)
Pension and other postretirement benefits adjustments	(19)	(37)	(39)
Other, net	32	35	304
Other comprehensive income, net of tax	54	—	73
Comprehensive income	1,088	562	410
Comprehensive income attributable to noncontrolling interests	(38)	(31)	(266)
Comprehensive income attributable to Huntsman Corporation	$1,050	$531	$144

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders’ Equity
							Accumulated
	Shares		Additional		Unearned		other
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	Total
	stock	stock	capital	stock	compensation	earnings	loss	equity
Beginning balance, January 1, 2018	240,213,606	$3	$3,889	$(150)	$(15)	$161	$(1,268)	$2,620
Cumulative effect of changes in fair value of equity investments	—	—	—	—	—	10	(10)	—
Net income	—	—	—	—	—	337	—	337
Other comprehensive loss	—	—	—	—	—	—	(198)	(198)
Issuance of nonvested stock awards	—	—	14	—	(14)	—	—	—
Vesting of stock awards	1,135,003	—	11	—	—	—	—	11
Recognition of stock-based compensation	—	—	8	—	13	—	—	21
Repurchase and cancellation of stock awards	(259,643)	—	—	—	—	(30)	—	(30)
Stock options exercised	2,310,663	—	46	—	—	(29)	—	17
Treasury stock repurchased	(10,405,457)	—	—	(277)	—	—	—	(277)
Disposition of a portion of Venator	—	—	18	—	—	—	—	18
Costs of the secondary offering of Venator	—	—	(2)	—	—	—	—	(2)
Deconsolidation of Venator	—	—	—	—	—	—	160	160
Accrued and unpaid dividends	—	—	—	—	—	(1)	—	(1)
Dividends declared on common stock	—	—	—	—	—	(156)	—	(156)
Balance, December 31, 2018	232,994,172	3	3,984	(427)	(16)	292	(1,316)	2,520
Net income	—	—	—	—	—	562	—	562
Other comprehensive loss	—	—	—	—	—	—	(46)	(46)
Issuance of nonvested stock awards	—	—	17	—	(17)	—	—	—
Vesting of stock awards	1,643,368	—	7	—	—	—	—	7
Recognition of stock-based compensation	—	—	7	—	16	—	—	23
Repurchase and cancellation of stock awards	(488,441)	—	—	—	—	(12)	—	(12)
Stock options exercised	246,661	—	4	—	—	(2)	—	2
Treasury stock repurchased	(10,099,892)	—	—	(208)	—	—	—	(208)
Acquisition of noncontrolling interests, net of tax	—	—	(11)	—	—	—	—	(11)
Dividends declared on common stock	—	—	—	—	—	(150)	—	(150)
Balance, December 31, 2019	224,295,868	3	4,008	(635)	(17)	690	(1,362)	2,687
Net income	—	—	—	—	—	1,034	—	1,034
Other comprehensive loss	—	—	—	—	—	—	16	16
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—
Vesting of stock awards	960,406	—	5	—	—	—	—	5
Recognition of stock-based compensation	—	—	7	—	16	—	—	23
Repurchase and cancellation of stock awards	(287,247)	—	—	—	—	(8)	—	(8)
Stock options exercised	441,754	—	10	—	—	(7)	—	3
Treasury stock repurchased	(5,364,519)	—	—	(96)	—	—	—	(96)
Dividends declared on common stock	—	—	—	—	—	(145)	—	(145)
Balance, December 31, 2020	220,046,262	$3	$4,048	$(731)	$(19)	$1,564	$(1,346)	$3,519

This statement should be read in conjunction with the notes to the consolidated financial statements.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$1,034	$562	$337
Equity in income of subsidiaries	(892)	(401)	(163)
Stock-based compensation	1	1	1
Noncash interest income	(2)	(15)	(21)
Changes in operating assets and liabilities	(1)	13	19
Net cash provided by operating activities	140	160	173
Investing Activities:
Repayments of loan by affiliate	380	207	255
Net cash provided by investing activities	380	207	255
Financing Activities:
Dividends paid to common stockholders	(144)	(150)	(156)
Repurchase and cancellation of stock awards	(8)	(12)	(30)
Proceeds from issuance of common stock	3	2	17
Repurchase of common stock	(96)	(208)	(277)
(Decrease) increase in payable to affiliates	(273)	1	16
Net cash used in financing activities	(518)	(367)	(430)
Increase (decrease) in cash and cash equivalents	2	—	(2)
Cash and cash equivalents at beginning of period	—	—	2
Cash and cash equivalents at end of period	$2	$—	$—

This statement should be read in conjunction with the notes to the consolidated financial statements.

F-67