Form 10-Q
period 2021-03-31
Huntsman CORP
filed 2021-04-30
CIK 1307954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Huntsman Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Huntsman International LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth company ☐

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

On April 21, 2021, 221,686,798 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED March 31, 2021

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” below and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents(a)	$673	$1,593
Accounts and notes receivable (net of allowance for doubtful accounts of $26 for both), ($245 and $198 pledged as collateral, respectively)(a)	1,010	902
Accounts receivable from affiliates	12	8
Inventories(a)	1,006	848
Other current assets	228	217
Total current assets	2,929	3,568
Property, plant and equipment, net(a)	2,514	2,505
Investment in unconsolidated affiliates	411	373
Intangible assets, net	422	453
Goodwill	739	533
Deferred income taxes	282	288
Operating lease right-of-use assets	432	445
Other noncurrent assets(a)	571	548
Total assets	$8,300	$8,713

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$909	$842
Accounts payable to affiliates	44	34
Accrued liabilities(a)	505	458
Current portion of debt(a)	57	593
Current operating lease liabilities(a)	49	52
Total current liabilities	1,564	1,979
Long-term debt(a)	1,510	1,528
Deferred income taxes	216	212
Noncurrent operating lease liabilities(a)	401	411
Other noncurrent liabilities(a)	875	910
Total liabilities	4,566	5,040
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 259,184,140 and 258,520,411 shares issued and 220,712,124 and 220,046,262 shares outstanding, respectively	3	3
Additional paid-in capital	4,085	4,048
Treasury stock, 38,477,091 shares	(731)	(731)
Unearned stock-based compensation	(38)	(19)
Retained earnings	1,603	1,564
Accumulated other comprehensive loss	(1,359)	(1,346)
Total Huntsman Corporation stockholders’ equity	3,563	3,519
Noncontrolling interests in subsidiaries	171	154
Total equity	3,734	3,673
Total liabilities and equity	$8,300	$8,713

(a)

At March 31, 2021 and December 31, 2020, respectively, $8 and $2 of cash and cash equivalents, $10 and $6 of accounts and notes receivable (net), $36 and $38 of inventories, $166 and $167 of property, plant and equipment (net), $22 and $23 of other noncurrent assets, $128 and $119 of accounts payable, $13 each of accrued liabilities, $55 and $47 of current portion of debt, $5 each of current operating lease liabilities, nil and $3 of long-term debt, $21 and $17 of noncurrent operating lease liabilities and $82 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months
	ended
	March 31,
	2021	2020
Revenues:
Trade sales, services and fees, net	$1,802	$1,549
Related party sales	35	44
Total revenues	1,837	1,593
Cost of goods sold	1,445	1,296
Gross profit	392	297
Operating expenses:
Selling, general and administrative	207	199
Research and development	38	36
Restructuring, impairment and plant closing costs	24	3
Other operating (income) expense, net	(3)	5
Total operating expenses	266	243
Operating income	126	54
Interest expense, net	(19)	(18)
Equity in income of investment in unconsolidated affiliates	38	2
Fair value adjustments to Venator investment	(19)	(110)
Other income, net	7	10
Income (loss) from continuing operations before income taxes	133	(62)
Income tax expense	(34)	(7)
Income (loss) from continuing operations	99	(69)
Income from discontinued operations, net of tax	1	777
Net income	100	708
Net income attributable to noncontrolling interests	(17)	(3)
Net income attributable to Huntsman Corporation	$83	$705

Basic income per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.38	$(0.32)
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	3.48
Net income attributable to Huntsman Corporation common stockholders	$0.38	$3.16
Weighted average shares	220.4	223.2

Diluted income per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.37	$(0.32)
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	3.48
Net income attributable to Huntsman Corporation common stockholders	$0.37	$3.16
Weighted average shares	222.6	223.2

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$82	$(72)
Income from discontinued operations, net of tax	1	777
Net income	$83	$705

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2021	2020
Net income	$100	$708
Other comprehensive loss, net of tax:
Foreign currency translations adjustments	(32)	(73)
Pension and other postretirement benefits adjustments	19	52
Other comprehensive loss, net of tax	(13)	(21)
Comprehensive income	87	687
Comprehensive income attributable to noncontrolling interests	(17)	(3)
Comprehensive income attributable to Huntsman Corporation	$70	$684

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2021	220,046,262	$3	$4,048	$(731)	$(19)	$1,564	$(1,346)	$154	$3,673
Net income	—	—	—	—	—	83	—	17	100
Other comprehensive loss	—	—	—	—	—	—	(13)	—	(13)
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	664,818	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	2	—	6	—	—	—	8
Repurchase and cancellation of stock awards	(202,961)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	204,005	—	5	—	—	(2)	—	—	3
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(36)	—	—	(36)
Balance, March 31, 2021	220,712,124	$3	$4,085	$(731)	$(38)	$1,603	$(1,359)	$171	$3,734

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2020	224,295,868	$3	$4,008	$(635)	$(17)	$690	$(1,362)	$137	$2,824
Net income	—	—	—	—	—	705	—	3	708
Other comprehensive loss	—	—	—	—	—	—	(21)	—	(21)
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—	—
Vesting of stock awards	943,026	—	4	—	—	—	—	—	4
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of stock awards	(283,975)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	57,209	—	2	—	—	(2)	—	—	—
Treasury stock repurchased	(5,364,519)	—	—	(96)	—	—	—	—	(96)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance, March 31, 2020	219,647,609	$3	$4,034	$(731)	$(30)	$1,350	$(1,383)	$140	$3,383

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2021	2020
Operating Activities:
Net income	$100	$708
Less: Income from discontinued operations, net of tax	(1)	(777)
Income (loss) from continuing operations	99	(69)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(38)	(2)
Unrealized losses on fair value adjustments to Venator investment	19	110
Depreciation and amortization	74	67
Noncash lease expense	17	15
Noncash restructuring and impairment charges	8	—
Deferred income taxes	—	(2)
Stock-based compensation	9	7
Other, net	2	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(117)	(34)
Inventories	(156)	(92)
Prepaid expenses	6	6
Other current assets	(16)	1
Other noncurrent assets	(30)	(7)
Accounts payable	94	61
Accrued liabilities	20	(44)
Taxes paid on sale of Chemical Intermediates Businesses	—	(2)
Other noncurrent liabilities	(7)	(54)
Net cash used in operating activities from continuing operations	(16)	(40)
Net cash used in operating activities from discontinued operations	(1)	(35)
Net cash used in operating activities	(17)	(75)

Investing Activities:
Capital expenditures	(98)	(61)
Cash received from sale of businesses	15	1,915
Acquisition of businesses, net of cash acquired	(240)	(346)
Other, net	—	3
Net cash (used in) provided by investing activities	(323)	1,511

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months
	ended
	March 31,
	2021	2020
Financing Activities:
Net borrowings (repayments) on revolving loan facilities	$9	$(158)
Repayments of long-term debt	(548)	—
Repayments of notes payable	—	(32)
Dividends paid to noncontrolling interests	—	(23)
Dividends paid to common stockholders	(37)	(37)
Repurchase and cancellation of stock awards	(6)	(6)
Repurchase of common stock	—	(96)
Other, net	3	(2)
Net cash used in financing activities	(579)	(354)
Effect of exchange rate changes on cash	(1)	(13)
(Decrease) increase in cash, cash equivalents and restricted cash	(920)	1,069
Cash, cash equivalents and restricted cash at beginning of period	1,593	525
Cash, cash equivalents and restricted cash at end of period	$673	$1,594

Supplemental cash flow information:
Cash paid for interest	$16	$5
Cash paid for income taxes	8	36

As of March 31, 2021 and 2020, the amount of capital expenditures in accounts payable was $54 million and $59 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents(a)	$667	$1,591
Accounts and notes receivable (net of allowance for doubtful accounts of $26 for both), ($245 and $198 pledged as collateral, respectively)(a)	1,010	902
Accounts receivable from affiliates	59	47
Inventories(a)	1,006	848
Other current assets	227	223
Total current assets	2,969	3,611
Property, plant and equipment, net(a)	2,514	2,505
Investment in unconsolidated affiliates	411	373
Intangible assets, net	422	453
Goodwill	739	533
Deferred income taxes	282	288
Operating lease right-of-use assets	432	445
Other noncurrent assets(a)	569	548
Total assets	$8,338	$8,756

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$908	$842
Accounts payable to affiliates	46	36
Accrued liabilities(a)	496	455
Current portion of debt(a)	57	593
Current operating lease liabilities(a)	49	52
Total current liabilities	1,556	1,978
Long-term debt(a)	1,510	1,528
Deferred income taxes	217	214
Noncurrent operating lease liabilities(a)	401	411
Other noncurrent liabilities(a)	867	900
Total liabilities	4,551	5,031
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,709	3,701
Retained earnings	1,252	1,203
Accumulated other comprehensive loss	(1,345)	(1,333)
Total Huntsman International LLC members’ equity	3,616	3,571
Noncontrolling interests in subsidiaries	171	154
Total equity	3,787	3,725
Total liabilities and equity	$8,338	$8,756

(a)

At March 31, 2021 and December 31, 2020, respectively, $8 and $2 of cash and cash equivalents, $10 and $6 of accounts and notes receivable (net), $36 and $38 of inventories, $166 and $167 of property, plant and equipment (net), $22 and $23 of other noncurrent assets, $128 and $119 of accounts payable, $13 each of accrued liabilities, $55 and $47 of current portion of debt, $5 each of current operating lease liabilities, nil and $3 of long-term debt, $21 and $17 of noncurrent operating lease liabilities and $82 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months
	ended
	March 31,
	2021	2020
Revenues:
Trade sales, services and fees, net	$1,802	$1,549
Related party sales	35	44
Total revenues	1,837	1,593
Cost of goods sold	1,445	1,296
Gross profit	392	297
Operating expenses:
Selling, general and administrative	204	197
Research and development	38	36
Restructuring, impairment and plant closing costs	24	3
Other operating (income) expense, net	(3)	5
Total operating expenses	263	241
Operating income	129	56
Interest expense, net	(19)	(20)
Equity in income of investment in unconsolidated affiliates	38	2
Fair value adjustments to Venator investment	(19)	(110)
Other income, net	7	9
Income (loss) from continuing operations before income taxes	136	(63)
Income tax expense	(35)	(7)
Income (loss) from continuing operations	101	(70)
Income from discontinued operations, net of tax	1	777
Net income	102	707
Net income attributable to noncontrolling interests	(17)	(3)
Net income attributable to Huntsman International LLC	$85	$704

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2021	2020
Net income	$102	$707
Other comprehensive loss, net of tax:
Foreign currency translations adjustment	(31)	(73)
Pension and other postretirement benefits adjustments	19	53
Other comprehensive loss, net of tax	(12)	(20)
Comprehensive income	90	687
Comprehensive income attributable to noncontrolling interests	(17)	(3)
Comprehensive income attributable to Huntsman International LLC	$73	$684

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2021	2,728	$3,701	$1,203	$(1,333)	$154	$3,725
Net income	—	—	85	—	17	102
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive loss	—	—	—	(12)	—	(12)
Contribution from parent	—	8	—	—	—	8
Balance, March 31, 2021	2,728	$3,709	$1,252	$(1,345)	$171	$3,787

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2020	2,728	$3,675	$312	$(1,352)	$137	$2,772
Net income	—	—	704	—	3	707
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive loss	—	—	—	(20)	—	(20)
Contribution from parent	—	6	—	—	—	6
Balance, March 31, 2020	2,728	$3,681	$979	$(1,372)	$140	$3,428

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2021	2020
Operating Activities:
Net income	$102	$707
Less: Income from discontinued operations, net of tax	(1)	(777)
Income (loss) from continuing operations	101	(70)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(38)	(2)
Unrealized losses on fair value adjustments to Venator investment	19	110
Depreciation and amortization	73	67
Noncash lease expense	17	15
Noncash restructuring and impairment charges	8	—
Deferred income taxes	—	(1)
Noncash compensation	8	6
Other, net	1	1
Changes in operating assets and liabilities:
Accounts and notes receivable	(117)	(34)
Inventories	(156)	(92)
Prepaid expenses	6	6
Other current assets	(9)	—
Other noncurrent assets	(30)	(7)
Accounts payable	93	59
Accrued liabilities	14	(44)
Taxes paid on sale of Chemical Intermediates Businesses	—	(2)
Other noncurrent liabilities	(7)	(54)
Net cash used in operating activities from continuing operations	(17)	(42)
Net cash used in operating activities from discontinued operations	(1)	(35)
Net cash used in operating activities	(18)	(77)

Investing Activities:
Capital expenditures	(98)	(61)
Cash received from sale of businesses	15	1,915
Acquisition of businesses, net of cash acquired	(240)	(346)
(Increase) decrease in receivable from affiliate	(7)	279
Other, net	—	3
Net cash (used in) provided by investing activities	(330)	1,790

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Three months
	ended
	March 31,
	2021	2020
Financing Activities:
Net borrowings (repayments) on revolving loan facilities	$9	$(158)
Repayments of long-term debt	(548)	—
Repayments of notes payable to affiliate	—	(380)
Repayments of notes payable	—	(32)
Dividends paid to noncontrolling interests	—	(23)
Dividends paid to parent	(36)	(36)
Other	—	(2)
Net cash used in financing activities	(575)	(631)
Effect of exchange rate changes on cash	(1)	(13)
(Decrease) increase in cash, cash equivalents and restricted cash	(924)	1,069
Cash, cash equivalents and restricted cash at beginning of period	1,591	525
Cash, cash equivalents and restricted cash at end of period	$667	$1,594

Supplemental cash flow information:
Cash paid for interest	$16	$5
Cash paid for income taxes	8	36

As of March 31, 2021 and 2020, the amount of capital expenditures in accounts payable was $54 million and $59 million, respectively.

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

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income (loss), financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020 for our Company and Huntsman International.

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

We operate our businesses through Huntsman International, our wholly-owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

Huntsman Corporation and Huntsman International Financial Statements

Except where otherwise indicated, these notes relate to the condensed consolidated financial statements for both our Company and Huntsman International. The differences between our financial statements and Huntsman International’s financial statements relate primarily to the following:

●

purchase accounting recorded at our Company for the 2003 step-acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005; and

●	the different capital structures.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. Intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior period have been reclassified to conform with the current presentation.

Recent Developments

Dividend Increase

On April 28, 2021, our Board of Directors declared a $0.1875 per share cash dividend on our common stock. This represents a 15% increase from the previous dividend.

Acquisition of Gabriel Performance Products

On January 15, 2021, we completed the acquisition of Gabriel Performance Products, a North American specialty chemical manufacturer of specialty additives and epoxy curing agents for the coatings, adhesives, sealants and composite end-markets (“Gabriel Acquisition”), from funds affiliated with Audax Private Equity in an all-cash transaction of approximately $249 million, subject to customary closing adjustments, funded from available liquidity. The acquired business is being integrated into our Advanced Materials segment. See “Note 3. Business Combinations and Acquisitions—Acquisition of Gabriel Performance Products.”

Redemption of the 2021 Senior Notes

On January 15, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 5.125% senior notes due 2021 (“2021 Senior Notes”) at the redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the redemption date. In connection with this redemption, we incurred an incremental cash tax liability of approximately $15 million in the first quarter of 2021 related to foreign currency exchange gains. See “Note 8. Debt—Senior Notes.”

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements ADopted During 2021

We adopted the following accounting pronouncement during 2021, which did not have a significant impact on our condensed consolidated financial statements:

●	Financial Accounting Standards Board Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope.

3. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of gaBRIEL Performance Products

As discussed in “Note 1. General—Recent Developments—Acquisition of Gabriel Performance Products”, we completed the Gabriel Acquisition, a North American specialty chemical manufacturer of specialty additives and epoxy curing agents for the coatings, adhesives, sealants and composite end-markets on January 15, 2021, from funds affiliated with Audax Private Equity in an all-cash transaction of approximately $249 million, subject to customary closing adjustments, funded from available liquidity. The acquired business is being integrated into our Advanced Materials segment. Transaction costs related to this acquisition were approximately $1 million for the three months ended March 31, 2021 and were recorded in other operating (income) expense, net in our condensed consolidated statements of operations.

We have accounted for the Gabriel Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the Gabriel Acquisition	$249

Cash	$9
Accounts receivable	13
Inventories	26
Property, plant and equipment	23
Intangible assets	16
Goodwill	172
Accounts payable	(7)
Accrued liabilities	(2)
Deferred income taxes	(1)
Total fair value of net assets acquired	$249

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, including final valuation of certain liabilities, property, plant and equipment, intangible assets, leases and deferred taxes. Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, technology and trade secrets. The applicable amortization periods are still being assessed. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost over the estimated preliminary fair value to goodwill. The estimated goodwill recognized is attributable primarily to projected future profitable growth in our Advanced Materials specialty portfolio and synergies. We expect that a portion of the estimated goodwill arising from the acquisition will be deductible for income tax purposes, but the amount is still being assessed. It is possible that material changes to this preliminary allocation of acquisition cost could occur.

The acquired business had revenues and net income of $23 million and $4 million, respectively, for the period from the date of acquisition to March 31, 2021.

Acquisition of CVC Thermoset Specialties

On May 18, 2020, we completed our acquisition of CVC Thermoset Specialties, a North American specialty chemical manufacturer serving the industrial composites, adhesives and coatings markets (“CVC Thermoset Specialties Acquisition”). We acquired the business for $304 million from Emerald Performance Materials LLC, which is majority owned by affiliates of American Securities LLC, subject to customary closing adjustments, in an all-cash transaction funded from available liquidity. The acquired business is being integrated into our Advanced Materials segment.

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

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired and liabilities assumed, primarily relating to the final valuation of certain liabilities and deferred taxes. Intangible assets acquired included in this preliminary allocation consist primarily of trademarks, trade secrets and customer relationships, which are predominantly being amortized over a period of 20 years. For purposes of this preliminary allocation of fair value, we have assigned any excess of the acquisition cost over the estimated preliminary fair value to goodwill. The estimated goodwill recognized is attributable primarily to projected future profitable growth in our Advanced Materials specialty portfolio and synergies. We expect that none of the estimated goodwill arising from the acquisition will be deductible for income tax purposes. It is possible that material changes to this preliminary allocation of acquisition cost could occur.

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

We have accounted for the Icynene-Lapolla Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the Icynene-Lapolla Acquisition in Q1 2020	$353

Cash	$7
Accounts receivable	36
Inventories	32
Prepaid expenses and other current assets	2
Property, plant and equipment	9
Intangible assets	130
Goodwill	167
Other noncurrent assets	4
Accounts payable	(14)
Accrued liabilities	(11)
Deferred income taxes	(9)
Total fair value of net assets acquired	$353

As a result of the finalization of the valuation of the assets and liabilities, reallocations were made during the first quarter of 2021 in certain current asset and liability, property, plant and equipment, intangible asset, goodwill, other noncurrent assets and deferred tax balances. Intangible assets acquired consist primarily of trademarks, trade secrets and customer relationships, which are predominantly being amortized over a period of 10 years. The goodwill recognized is attributable primarily to projected future profitable growth, penetration into downstream markets and synergies. None of the goodwill arising from the acquisition is deductible for income tax purposes.

PRO FORMA INFORMATION FOR ACQUISITIONS

If the Gabriel Acquisition, CVC Thermoset Specialties Acquisition and the Icynene-Lapolla Acquisition were to have occurred on January 1, 2020, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

	Three months
	ended
	March 31,
	2021(1)	2020
Revenues	$1,841	$1,675
Net income	88	705
Net income attributable to Huntsman Corporation	71	702

	Three months
	ended
	March 31,
	2021(1)	2020
Revenues	$1,841	$1,675
Net income	90	704
Net income attributable to Huntsman International	73	701

(1)	Includes pro forma information for the Gabriel Acquisition only.

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

SaLE of Venator InterEST

On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator Materials PLC (“Venator”) and received approximately $99 million in cash. Subsequent to this sale of ordinary shares of Venator, we no longer account for our current remaining ownership interest in Venator as an equity method investment, but rather as an investment in equity securities that are marked to fair value with changes in fair value reported in earnings. Concurrently with the sale of Venator ordinary shares, we entered into an option agreement, pursuant to which we granted an option to funds advised by SK Capital Partners, LP to purchase the remaining approximate 9.7 million ordinary shares we hold in Venator at $2.15 per share. The option will expire on June 23, 2023 and will not be exercisable so long as such exercise would result in a default or an "Event of Default" under Venator’s Term Loan Credit Agreement and Revolving Credit Agreement. We record this option agreement at fair value with changes in fair value reported in earnings.

For the three months ended March 31, 2021 and 2020, we recorded net losses of  $19 million and $110 million, respectively, to record our investment in Venator and related option to sell our remaining Venator shares at fair value. These net losses were recorded in “Fair value adjustments to Venator investment” on our condensed consolidated statements of operations.

Summarized financial information of Venator for the three months ended March 31, 2020 is as follows (in millions):

Three months
ended
March 31, 2020
Revenues	$532
Gross profit	61
Income from continuing operations	8
Net income	8
Net income attributable to Venator	7

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our chemical intermediates businesses, which includes PO/MTBE, and our surfactants business (“Chemical Intermediates Businesses”) to Indorama Ventures Holdings L.P. (“Indorama”) in a transaction valued at approximately $2 billion, comprised of a cash purchase price of approximately $1.92 billion and the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. In connection with this sale, we recognized a net after-tax gain of $758 million in the first quarter of 2020. Also, in connection with this sale, we entered into long-term supply agreements with Indorama for certain raw materials at market prices supplied by the Chemical Intermediates Businesses.

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income of discontinued operations as presented in our condensed consolidated statements of operations (dollars in millions):

Three months
ended
March 31, 2020
Major line items constituting pretax income of discontinued operations(1):
Trade sales, services and fees, net(2)	$6
Cost of goods sold(2)	9
Gain on sale of the Chemical Intermediates Businesses	990
Insurance proceeds	28
Income from discontinued operations before income taxes	1,015
Income tax expense	(238)
Net income attributable to discontinued operations	$777

(1)	Discontinued operations include our Chemical Intermediates Businesses, our Australian styrenics operations and our North American polymers and base chemicals operations for all periods presented.

(2)	Includes eliminations of trade sales, services and fees, net and cost of sales between continuing operations and discontinued operations.

5. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using LIFO, first-in first-out and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31,	December 31,
	2021	2020
Raw materials and supplies	$245	$180
Work in progress	47	44
Finished goods	745	651
Total	1,037	875
LIFO reserves	(31)	(27)
Net inventories	$1,006	$848

As of March 31, 2021 and December 31, 2020, approximately 6% and 7%, respectively, of inventories were recorded using the LIFO cost method, respectively.

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

During the three months ended 2021, there were no changes in our variable interest entities.

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  March 31, 2021, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of March 31, 2021 and our consolidated balance sheet as of December 31, 2020 (dollars in millions):

	March 31,	December 31,
	2021	2020
Current assets	$56	$49
Property, plant and equipment, net	166	167
Operating lease right-of-use assets	27	22
Other noncurrent assets	152	138
Deferred income taxes	30	30
Total assets	$431	$406
Current liabilities	$201	$183
Long-term debt	—	3
Noncurrent operating lease liabilities	21	17
Other noncurrent liabilities	82	82
Deferred income taxes	1	1
Total liabilities	$305	$286

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three months ended March 31, 2021 and 2020 are as follows (dollars in millions):

	Three months
	ended
	March 31,
	2021	2020
Revenues	$—	$—
Income from continuing operations before income taxes	—	1
Net cash provided by operating activities	4	6

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of March 31, 2021 and December 31, 2020, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions	Demolition and decommissioning	Non-cancelable lease and contract termination costs	Other restructuring costs	Total
Accrued liabilities as of January 1, 2021	$29	$—	$2	$—	$31
2021 charges for 2020 and prior initiatives	12	—	—	2	14
2021 charges for 2021 initiatives	2	—	—	—	2
2021 payments for 2020 and prior initiatives	(5)	—	—	(2)	(7)
Accrued liabilities as of March 31, 2021	$38	$—	$2	$—	$40

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment and initiative are provided below (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and Other	Total
Accrued liabilities as of January 1, 2021	$12	$2	$9	$8	$—	$31
2021 charges (credits) for 2020 and prior initiatives	1	—	(1)	—	14	14
2021 charges for 2021 initiatives	—	—	2	—	—	2
2021 payments for 2020 and prior initiatives	(2)	(1)	(2)	(1)	(1)	(7)
Accrued liabilities as of March 31, 2021	$11	$1	$8	$7	$13	$40

Current portion of restructuring reserves	$11	$1	$5	$4	$5	$26
Long-term portion of restructuring reserves	—	—	3	3	8	14

Details with respect to cash and noncash restructuring charges from continuing operations for the three months ended March 31, 2021 and 2020 are provided below (dollars in millions):

	Three months
	ended
	March 31,
	2021	2020
Cash charges:
2021 charges for 2020 and prior initiatives	$14	$—
2021 charges for 2021 initiatives	2	—
2020 charges for 2019 and prior initiatives	—	1
2020 charges for 2020 initiatives	—	2
Noncash charges:
Other noncash charges	8	—
Total restructuring, impairment and plant closing costs	$24	$3

2021 Restructuring Activities

Beginning in the first quarter of 2021, our Corporate and other segment incurred restructuring costs related to a restructuring program to optimize our global approach to leveraging shared services capabilities. In connection with this restructuring program, we recorded restructuring expense of approximately $14 million in the first quarter of 2021 related primarily to workforce reductions, and we expect to record further restructuring expenses of approximately $2 million through 2023.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. In connection with this restructuring program, we recorded restructuring expense of approximately $1 million in the first quarter of 2021 and we expect to record further restructuring expenses of between approximately $10 million and $12 million through year end 2021.

2020 Restructuring Activities

During the first quarter of 2020, our Textile Effects segment implemented restructuring programs to rationalize and realign structurally across various functions and certain locations within the segment. In connection with these restructuring programs, we recorded restructuring expense of approximately $2 million for the three months ended March 31, 2020, related primarily to workforce reductions.

8. DEBT

Outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

	March 31,	December 31,
	2021	2020
Senior Credit Facilities:
Revolving facility	$—	$—
Amounts outstanding under A/R programs	—	—
Senior notes	1,489	2,047
Variable interest entities	55	50
Other	23	24
Total debt	$1,567	$2,121
Total current portion of debt	$57	$593
Long-term portion of debt	1,510	1,528
Total debt	$1,567	$2,121

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. For March 31, 2021 and December 31, 2020, the amount of debt issuance costs directly reducing the debt liability was $8 million and $9 million, respectively. We record the amortization of debt issuance costs as interest expense.

Revolving Credit Facility

As of March 31, 2021, our $1.2 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) was as follows (dollars in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 1.50%	2023

(1)	On March 31, 2021, we had an additional $6 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Credit Facility.

(2)

Interest rates on borrowings under the Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of March 31, 2021 was 1.50% above LIBOR.

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

Information regarding our A/R Programs as of March 31, 2021 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2022	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	April 2022	€100	€—		Applicable rate plus 1.30%
		(or approximately $118)

(1)

The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)	The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. The applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(3)	As of March 31, 2021, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of March 31, 2021 and December 31, 2020, $245 million and $198 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Senior Notes

On January 15, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes at the redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the redemption date. In connection with this redemption, we incurred an incremental cash tax liability of approximately $15 million in the first quarter of 2021 related to foreign currency exchange gains.

Note Payable from Huntsman International to Huntsman Corporation

During the first quarter of 2020, our intercompany loan of $380 million to our subsidiary Huntsman International was repaid to us in full.

Compliance with Covenants

We believe that we are in compliance with the covenants contained in the agreements governing our material debt instruments, including our Revolving Credit Facility, our A/R Programs and our senior notes.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity prices. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We also hedge our net investment in certain European operations.

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2021, we had approximately $162 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2021, we have designated approximately €155 million (approximately $183 million) of euro-denominated debt as a hedge of our net investment. For both the three months ended March 31, 2021 and March 31, 2020, the amount recognized on the hedge of our net investment was a gain of $8 million and was recorded in other comprehensive loss in our condensed consolidated statements of comprehensive income.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$21	$21	$26	$26
Investment in Venator	45	45	32	32
Option agreement for remaining Venator shares	(25)	(25)	11	11
Long-term debt (including current portion)	(1,567)	(1,729)	(2,121)	(2,334)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Our investment in Venator is marked to fair value, which is obtained through market observable pricing using prevailing market prices (Level 1). Additionally, the estimated fair value of the option agreement related to the remaining ordinary shares we hold in Venator is based on a valuation technique using market observable inputs (Level 2). See “Note 4. Discontinued Operations and Business Dispositions—Sale of Venator Interest.” The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded in an active market (Level 1). The fair value estimates presented herein are based on pertinent information available to management as of  March 31, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2021, and current estimates of fair value may differ significantly from the amounts presented herein.

During the three months ended March 31, 2021, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended March 31, 2021 and 2020 (dollars in millions):

		Performance	Advanced	Textile	Corporate and
2021	Polyurethanes	Products	Materials	Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$371	$120	$83	$13	$(3)	$584
Europe	279	77	99	31	(3)	483
Asia Pacific	336	91	71	119	—	617
Rest of world	82	17	25	30	(1)	153
	$1,068	$305	$278	$193	$(7)	$1,837

Major Product Groupings
MDI urethanes	$1,068					$1,068
Differentiated		$305				305
Specialty			$245			245
Non-specialty			33			33
Textile chemicals and dyes				$193		193
Eliminations					$(7)	(7)
	$1,068	$305	$278	$193	$(7)	$1,837

		Performance	Advanced	Textile	Corporate and
2020	Polyurethanes	Products	Materials	Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$370	$129	$63	$17	$(7)	$572
Europe	245	74	101	32	(1)	451
Asia Pacific	199	70	56	103	—	428
Rest of world	74	19	21	28	—	142
	$888	$292	$241	$180	$(8)	$1,593

Major Product Groupings
MDI urethanes	$888					$888
Differentiated		$292				292
Specialty			$211			211
Non-specialty			30			30
Textile chemicals and dyes				$180		180
Eliminations					$(8)	(8)
	$888	$292	$241	$180	$(8)	$1,593

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three months ended March 31, 2021 and 2020 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$14	$14	$—	$—
Interest cost	12	15	—	1
Expected return on assets	(42)	(43)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(1)
Amortization of actuarial loss	23	20	1	—
Settlement loss	3	—	—	—
Net periodic benefit cost	$8	$4	$—	$—

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost	$14	$14	$—	$—
Interest cost	12	15	—	1
Expected return on assets	(42)	(43)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(1)
Amortization of actuarial loss	24	21	1	—
Settlement loss	3	—	—	—
Net periodic benefit cost	$9	$5	$—	$—

During the three months ended March 31, 2021 and 2020, we made contributions to our pension and other postretirement benefit plans of $14 million and $20 million, respectively. During the remainder of 2021, we expect to contribute an additional amount of approximately $42 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors collectively authorized us to repurchase up to an aggregate of $1 billion in shares of our common stock. The share repurchase program is supported by our free cash flow generation. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we suspended share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

Dividends on Common Stock

During the quarters ended March 31, 2021 and March 31, 2020, we paid $36 million and $37 million, respectively, or $0.1625 per share each, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2021	$(328)	$(1,050)	$8	$4	$(1,366)	$20	$(1,346)
Other comprehensive loss before reclassifications, gross	(32)	—	—	—	(32)	—	(32)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	24	—	—	24	—	24
Tax expense	—	(5)	—	—	(5)	—	(5)
Net current-period other comprehensive (loss) income	(32)	19	—	—	(13)	—	(13)
Ending balance, March 31, 2021	$(360)	$(1,031)	$8	$4	$(1,379)	$20	$(1,359)

(a)	Amounts are net of tax of $56 for both March 31, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $148 and $153 as of March 31, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2020	$(369)	$(1,031)	$8	$4	$(1,388)	$26	$(1,362)
Other comprehensive (loss) income before reclassifications, gross	(67)	8	—	—	(59)	—	(59)
Tax expense	(6)	—	—	—	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	58	—	—	58	—	58
Tax expense	—	(14)	—	—	(14)	—	(14)
Net current-period other comprehensive (loss) income	(73)	52	—	—	(21)	—	(21)
Ending balance, March 31, 2020	$(442)	$(979)	$8	$4	$(1,409)	$26	$(1,383)

(a)	Amounts are net of tax of $74 and $68 as of March 31, 2020 and January 1, 2020, respectively.

(b)	Amounts are net of tax of $134 and $148 as of March 31, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended March 31,
	2021	2020
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)
Settlement loss	3	41	(c)
Actuarial loss	24	20	(b)(d)
	24	58	Total before tax
	(5)	(14)	Income tax expense
Total reclassifications for the period	$19	$44	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 of pension and other post-employment benefit settlement losses during the three months ended March 31, 2020.

(d)	Amounts contain approximately $2 and $1 of actuarial losses related to discontinued operations for the three months ended March 31, 2021 and 2020, respectively.

Huntsman International

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2021	$(333)	$(1,028)	$8	$—	$(1,353)	$20	$(1,333)
Other comprehensive loss before reclassifications, gross	(31)	—	—	—	(31)	—	(31)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	25	—	—	25	—	25
Tax expense	—	(6)	—	—	(6)	—	(6)
Net current-period other comprehensive (loss) income	(31)	19	—	—	(12)	—	(12)
Ending balance, March 31, 2021	$(364)	$(1,009)	$8	$—	$(1,365)	$20	$(1,345)

(a)	Amounts are net of tax of $43 for both March 31, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $172 and $178 as of March 31, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2020	$(374)	$(1,012)	$8	$—	$(1,378)	$26	$(1,352)
Other comprehensive (loss) income before reclassifications, gross	(67)	8	—	—	(59)	—	(59)
Tax expense	(6)	—	—	—	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	59	—	—	59	—	59
Tax expense	—	(14)	—	—	(14)	—	(14)
Net current-period other comprehensive (loss) income	(73)	53	—	—	(20)	—	(20)
Ending balance, March 31, 2020	$(447)	$(959)	$8	$—	$(1,398)	$26	$(1,372)

(a)	Amounts are net of tax of $61 and $55 as of March 31, 2020 and January 1, 2020, respectively.

(b)	Amounts are net of tax of $160 and $174 as of March 31, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended March 31,
	2021	2020
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)
Settlement loss	3	41	(c)
Actuarial loss	25	21	(b)(d)
	25	59	Total before tax
	(6)	(14)	Income tax expense
Total reclassifications for the period	$19	$45	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 of pension and other post-employment benefit settlement losses during the three months ended March 31, 2020.

(d)	Amounts contain approximately $2 and $1 of actuarial losses related to discontinued operations for the three months ended March 31, 2021 and 2020.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2021 and 2020, our capital expenditures for EHS matters totaled $7 and $6 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $4 million for environmental liabilities for both  March 31, 2021 and December 31, 2020. Of these amounts, $1 million was classified as accrued liabilities in our condensed consolidated balance sheets for both  March 31, 2021 and December 31, 2020, and $3 million was classified as other noncurrent liabilities in our condensed consolidated balance sheets for both  March 31, 2021 and December 31, 2020, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

As of March 31, 2021, we had approximately 6 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months
	ended
	March 31,
	2021	2020
Huntsman Corporation compensation cost	$9	$7
Huntsman International compensation cost	8	6

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $1 million for both of the three months ended March 31, 2021 and 2020.

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

	Three months
	ended
	March 31,
	2021	2020
Dividend yield	2.3%	3.0%
Expected volatility	53.3%	53.1%
Risk-free interest rate	0.7%	1.5%
Expected life of stock options granted during the period (in years)	5.9	5.9

A summary of stock option activity under the stock-based compensation plans as of March 31, 2021 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2021	4,815	$20.37
Granted	304	28.58
Exercised	(275)	17.94
Forfeited	(21)	28.12
Outstanding at March 31, 2021	4,823	20.99	6.2	$39
Exercisable at March 31, 2021	3,729	20.17	5.4	34

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2021 was $11.48 per option. As of March 31, 2021, there was $9 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was approximately $3 million and $1 million, respectively. Cash received from stock options exercised during each of the three months ended March 31, 2021 and 2020 was approximately $3 million and nil, respectively. The cash tax benefit from stock options exercised during each of the three months ended March 31, 2021 and 2020 was approximately $1 million and nil, respectively.

Nonvested Shares

Nonvested shares granted under the stock-based compensation plans consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2021 and 2020, the weighted-average expected volatility rate was 44.8% and 34.0%, respectively, and the weighted average risk-free interest rate was 0.2% and 1.4%, respectively. For the performance share unit awards granted in the three months ended March 31, 2021 and 2020, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of March 31, 2021 and changes during the three months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2021	1,867		$23.18	411	$23.08
Granted	831		31.17	184	28.58
Vested	(512)	(1)(2)	28.26	(188)	24.59
Forfeited	(6)		21.89	(4)	22.88
Nonvested at March 31, 2021	2,180		25.04	403	24.89

(1)

As of March 31, 2021, a total of 457,294 restricted stock units were vested but not yet issued, of which 30,438 vested during the three months ended March 31, 2021. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 110,542 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2020. During the three months ended March 31, 2021, only 76,055 performance share unit awards with a grant date fair value of $41.93 were issued related to this vest due to the target performance criteria not being met.

As of March 31, 2021, there was $47 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The value of share awards that vested during the three months ended March 31, 2021 and 2020 was $18 million and $23 million, respectively.

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

During the three months ended March 31, 2021 and 2020, there was no tax benefit or expense recognized in connection with the net losses of $19 million and $110 million, respectively, on fair value adjustments to our Venator investment and related option to sell our remaining Venator shares, recorded as part of non-operating income from continuing operations. As of December 31, 2019, we have recognized the portion of our Venator investment tax basis in excess of book that we ultimately expect to be able to utilize; therefore, no incremental tax benefit has been recognized on the 2020 or 2021 year-to-date fair value losses. As a significant, unusual, non-operating item, these amounts were treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Huntsman Corporation

We recorded income tax expense from continuing operations of $34 million and $7 million for the three months ended March 31, 2021 and 2020, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $35 million and $7 million for the three months ended March 31, 2021 and 2020, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

19. EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing net income attributable to Huntsman Corporation common stockholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.

Basic and diluted earnings per share is determined using the following information (in millions):

	Three months
	ended
	March 31,
	2021	2020
Numerator:
Basic and diluted income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$82	$(72)
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$83	$705
Denominator:
Weighted average shares outstanding	220.4	223.2
Dilutive shares:
Stock-based awards	2.2	—
Total weighted average shares outstanding, including dilutive shares	222.6	223.2

Additional stock-based awards of 1.1 million and 5.6 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2021 and 2020, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2021 and 2020 because the effect would be anti-dilutive.

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
Advanced Materials

Basic liquid and solid epoxy resins; specialty resin compounds; cross-linking, matting, and curing and toughening agents; epoxy, acrylic and polyurethane-based formulations; specialty nitrile latex, alkyd resins and carbon nano materials

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

	Three months
	ended
	March 31,
	2021	2020
Revenues:
Polyurethanes	$1,068	$888
Performance Products	305	292
Advanced Materials	278	241
Textile Effects	193	180
Corporate and eliminations	(7)	(8)
Total	$1,837	$1,593

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$207	$84
Performance Products	63	58
Advanced Materials	44	48
Textile Effects	25	20
Corporate and other(2)	(50)	(45)
Total	289	165
Reconciliation of adjusted EBITDA to net income:
Interest expense, net—continuing operations	(19)	(18)
Income tax expense—continuing operations	(34)	(7)
Income tax expense—discontinued operations	—	(238)
Depreciation and amortization—continuing operations	(74)	(67)
Net income attributable to noncontrolling interests	17	3
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(9)	(13)
EBITDA from discontinued operations(3)	1	1,015
Fair value adjustments to Venator investment	(19)	(110)
Certain legal and other settlements and related expenses	(2)	(2)
Gain on sale of businesses/assets	—	2
Income from transition services arrangements	1	—
Certain nonrecurring information technology project implementation costs	(1)	(1)
Amortization of pension and postretirement actuarial losses	(22)	(18)
Plant incident remediation costs	(4)	—
Restructuring, impairment and plant closing and transition costs	(24)	(3)
Net income	$100	$708

	Three months
	ended
	March 31,
	2021	2020
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$207	$84
Performance Products	63	58
Advanced Materials	44	48
Textile Effects	25	20
Corporate and other(2)	(47)	(44)
Total	292	166
Reconciliation of adjusted EBITDA to net income:
Interest expense, net—continuing operations	(19)	(20)
Income tax expense—continuing operations	(35)	(7)
Income tax expense—discontinued operations	—	(238)
Depreciation and amortization—continuing operations	(73)	(67)
Net income attributable to noncontrolling interests	17	3
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(9)	(13)
EBITDA from discontinued operations(3)	1	1,015
Fair value adjustments to Venator investment	(19)	(110)
Certain legal and other settlements and related expenses	(2)	(2)
Gain on sale of businesses/assets	—	2
Income from transition services arrangements	1	—
Certain nonrecurring information technology project implementation costs	(1)	(1)
Amortization of pension and postretirement actuarial losses	(23)	(18)
Plant incident remediation costs	(4)	—
Restructuring, impairment and plant closing and transition costs	(24)	(3)
Net income	$102	$707

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) certain legal and other settlements and related expenses; (e) gain on sale of businesses/assets; (f) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (g) certain nonrecurring information technology project implementation costs; (h) amortization of pension and postretirement actuarial losses; (i) plant incident remediation costs; and (j) restructuring, impairment, plant closing and transition costs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues from continuing operations for the three months ended March 31, 2021 and 2020 were $1,837 million and $1,593 million, respectively.

Recent Developments

Dividend Increase

On April 28, 2021, our Board of Directors declared a $0.1875 per share cash dividend on our common stock. This represents a 15% increase from the previous dividend.

Acquisition of Gabriel Performance Products

On January 15, 2021, we completed the Gabriel Acquisition in an all-cash transaction of approximately $249 million, subject to customary closing adjustments, funded from available liquidity. The acquired business is being integrated into our Advanced Materials segment. See “Note 3. Business Combinations and Acquisitions—Acquisition of Gabriel Performance Products” to our condensed consolidated financial statements.

Redemption of the 2021 Senior Notes

On January 15, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes at the redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the redemption date. In connection with this redemption, we incurred an incremental cash tax liability of approximately $15 million in the first quarter of 2021 related to foreign currency exchange gains. See “Note 8. Debt—Senior Notes” to our condensed consolidated financial statements.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	Second quarter 2021 adjusted EBITDA estimated to be around 5% above first quarter 2021, including turnaround-related headwinds
●	Positive trends in construction and elastomer markets
●	Component MDI and polymeric systems margins in China estimated to be lower than first quarter 2021
●	Rotterdam turnaround estimated to impact adjusted EBITDA by approximately $25 million

Performance Products:

●	Second quarter 2021 adjusted EBITDA estimated to be up approximately 10% over first quarter 2021
●	Volume growth across core markets
●	Price increases to offset raw material inflation

Advanced Materials:

●	Second quarter 2021 adjusted EBITDA estimated to be up approximately 10% over first quarter 2021
●	Improving trends across all markets, including aerospace
●	Acquisitions additive to prior year adjusted EBITDA with synergy capture on track

Textile Effects

●	Second quarter 2021 adjusted EBITDA estimated to be up approximately 25% over first quarter 2021
●	Continued recovery in core markets as well as favorable trends in sustainable solutions

In the first quarter of 2021, our adjusted effective tax rate was 23%. For 2021, our adjusted effective tax rate is expected to be approximately 22% to 24%. We expect our forward adjusted effective tax rate will be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 18. Income Taxes” to our condensed consolidated financial statements.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months
	ended
	March 31,		Percent
	2021	2020	Change
Revenues	$1,837	$1,593	15%
Cost of goods sold	1,445	1,296	11%
Gross profit	392	297	32%
Operating expenses	242	240	1%
Restructuring, impairment and plant closing costs	24	3	700%
Operating income	126	54	133%
Interest expense, net	(19)	(18)	6%
Equity in income of investment in unconsolidated affiliates	38	2	NM
Fair value adjustments to Venator investment	(19)	(110)	(83)%
Other income, net	7	10	(30)%
Income (loss) from continuing operations before income taxes	133	(62)	NM
Income tax expense	(34)	(7)	386%
Income (loss) from continuing operations	99	(69)	NM
Income from discontinued operations, net of tax	1	777	(100)%
Net income	100	708	(86)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(17)	(3)	467%
Interest expense, net from continuing operations	19	18	6%
Income tax expense from continuing operations	34	7	386%
Income tax expense from discontinued operations	—	238	NM
Depreciation and amortization of continuing operations	74	67	10%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	9	13
EBITDA from discontinued operations(1)	(1)	(1,015)
Fair value adjustments to Venator investment	19	110
Certain legal and other settlements and related expenses	2	2
Gain on sale of businesses/assets	—	(2)
Income from transition services arrangements	(1)	—
Certain nonrecurring information technology project implementation costs	1	1
Amortization of pension and postretirement actuarial losses	22	18
Plant incident remediation costs	4	—
Restructuring, impairment and plant closing and transition costs	24	3
Adjusted EBITDA(2)	$289	$165	75%

Net cash used in operating activities from continuing operations	$(16)	$(40)	(60)%
Net cash (used in) provided by investing activities	(323)	1,511	NM
Net cash used in financing activities	(579)	(354)	64%
Capital expenditures	(98)	(61)	61%

Huntsman International

	Three months
	ended
	March 31,		Percent
	2021	2020	Change
Revenues	$1,837	$1,593	15%
Cost of goods sold	1,445	1,296	11%
Gross profit	392	297	32%
Operating expenses	239	238	—
Restructuring, impairment and plant closing costs	24	3	700%
Operating income	129	56	130%
Interest expense, net	(19)	(20)	(5)%
Equity in income of investment in unconsolidated affiliates	38	2	NM
Fair value adjustments to Venator investment	(19)	(110)	(83)%
Other income, net	7	9	(22)%
Income (loss) from continuing operations before income taxes	136	(63)	NM
Income tax expense	(35)	(7)	400%
Income (loss) from continuing operations	101	(70)	NM
Income from discontinued operations, net of tax	1	777	(100)%
Net income	102	707	(86)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(17)	(3)	467%
Interest expense, net from continuing operations	19	20	(5)%
Income tax expense from continuing operations	35	7	400%
Income tax expense from discontinued operations	—	238	NM
Depreciation and amortization of continuing operations	73	67	9%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	9	13
EBITDA from discontinued operations(1)	(1)	(1,015)
Fair value adjustments to Venator investment	19	110
Certain legal and other settlements and related expenses	2	2
Gain on sale of businesses/assets	—	(2)
Income from transition services arrangements	(1)	—
Certain nonrecurring information technology project implementation costs	1	1
Amortization of pension and postretirement actuarial losses	23	18
Plant incident remediation costs	4	—
Restructuring, impairment and plant closing and transition costs	24	3
Adjusted EBITDA(2)	$292	$166	76%

Net cash used in operating activities from continuing operations	$(17)	$(42)	(60)%
Net cash (used in) provided by investing activities	(330)	1,790	NM
Net cash used in financing activities	(575)	(631)	(9)%
Capital expenditures from continuing operations	(98)	(61)	61%

Huntsman Corporation

	Three months			Three months
	ended			ended
	March 31, 2021			March 31, 2020
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$100			$708
Net income attributable to noncontrolling interests			(17)			(3)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$9	$(2)	7	$13	$(3)	10
Income from discontinued operations(1)(4)	(1)	—	(1)	(1,015)	238	(777)
Fair value adjustments to Venator investment	19	—	19	110	—	110
Certain legal and other settlements and related expenses	2	(1)	1	2	—	2
Gain on sale of businesses/assets	—	—	—	(2)	—	(2)
Income from transition services arrangements	(1)	—	(1)	—	—	—
Certain nonrecurring information technology project implementation costs	1	—	1	1	—	1
Amortization of pension and postretirement actuarial losses	22	(5)	17	18	(4)	14
Plant incident remediation costs	4	(1)	3	—	—	—
Restructuring, impairment and plant closing and transition costs	24	(6)	18	3	(1)	2
Adjusted net income(2)			$147			$65

Weighted average shares-basic			220.4			223.2
Weighted average shares-diluted			222.6			223.2

Basic net income attributable to Huntsman Corporation per share:
Income (loss) from continuing operations			$0.38			$(0.32)
Income from discontinued operations			—			3.48
Net income			$0.38			$3.16

Diluted net income attributable to Huntsman Corporation per share:
Income (loss) from continuing operations			$0.37			$(0.32)
Income from discontinued operations			—			3.48
Net income			$0.37			$3.16

Other non-GAAP measures:
Diluted adjusted net income per share(2)			$0.66			$0.29

Net cash provided by operating activities from continuing operations			$(16)			$(40)
Capital expenditures from continuing operations			(98)			(61)
Free cash flow from continuing operations(2)			$(114)			$(101)

Other cash flow measure:
Taxes paid on sale of businesses(5)			$—			$(2)

NM—Not meaningful

(1)	Includes the gain on the sale of our Chemical Intermediates Businesses in 2020.

(2)	See “—Non-GAAP Financial Measures.”

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) certain legal and other settlements and related expenses; (e) gain on sale of businesses/assets; (f) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (g) certain nonrecurring information technology project implementation costs; (h) amortization of pension and postretirement actuarial losses; (i) plant incident remediation costs; and (j) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net (loss) income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) income from discontinued operations; (c) fair value adjustments to Venator investment; (d) certain legal and other settlements and related expenses; (e) gain on sale of businesses/assets; (f) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (g) certain nonrecurring information technology project implementation costs; (h) amortization of pension and postretirement actuarial losses; (i) plant incident remediation costs; and (j) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates and Businesses and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The increase of $154 million in net income attributable to Huntsman Corporation and the increase of $157 in net income attributable to Huntsman International from continuing operations, respectively, was the result of the following items:

●

Revenues for the three months ended March 31, 2021 increased by $244 million, or 15%, as compared with the 2020 period. The increase was primarily due to higher sales volumes in all our segments, except for our Performance Products segment, and higher average selling prices in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended March 31, 2021 increased by $95 million, or 32%, compared to the 2020 period. The increase resulted from higher gross profits in all our segments. See “—Segment Analysis” below.

●

Restructuring, impairment and plant closing costs for the three months ended March 31, 2021 increased to $24 million from $3 million in the 2020 period. For more information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Equity in income of investment in unconsolidated affiliates for the three months ended March 31, 2021 increased to $38 million from $2 million in the 2020 period, primarily related to an increase in income at our PO/MTBE joint venture in China, of which we hold a 49% interest.

●

For the three months ended March 31, 2021, we recorded a net loss of $19 million in fair value adjustments to our investment in Venator and related option to sell our remaining Venator shares compared to a loss of $110 million in the 2020 period. See “Note 4. Business Dispositions—Sale of Venator Interest” to our condensed consolidated financial statements.

●

Our income tax expense for the three months ended March 31, 2021 increased to $34 million from $7 million in the 2020 period. The income tax expense of Huntsman International for the three months ended March 31, 2021 increased to $35 million from $7 million in the 2020 period. The increase in income tax expense was primarily due to the increase in pretax income, exclusive of the fair value adjustments to our investment in Venator. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Three months		Percent
	ended		Change
	March 31,		Favorable
(Dollars in millions)	2021	2020	(Unfavorable)
Revenues
Polyurethanes	$1,068	$888	20%
Performance Products	305	292	4%
Advanced Materials	278	241	15%
Textile Effects	193	180	7%
Corporate and eliminations	(7)	(8)	NM
Total	$1,837	$1,593	15%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$207	$84	146%
Performance Products	63	58	9%
Advanced Materials	44	48	(8)%
Textile Effects	25	20	25%
Corporate and other	(50)	(45)	(11)%
Total	$289	$165	75%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$207	$84	146%
Performance Products	63	58	9%
Advanced Materials	44	48	(8)%
Textile Effects	25	20	25%
Corporate and other	(47)	(44)	(7)%
Total	$292	$166	76%

NM—Not meaningful

(1)

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended March 31, 2021 vs 2020
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	17%	3%	—	—
Performance Products	6%	4%	(3)%	(3)%
Advanced Materials	5%	5%	8%	(3)%
Textile Effects	(7)%	1%	3%	10%

	Three months ended March 31, 2021 vs December 31, 2020
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	7%	2%	3%	(8)%
Performance Products	11%	1%	(2)%	5%
Advanced Materials	5%	6%	9%	14%
Textile Effects	3%	2%	1%	6%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended March 31, 2021 compared to the same period of 2020 was largely due to higher MDI average selling prices. MDI average selling prices increased mostly in China and Europe. Even though demand was strong in the first quarter of 2021, overall volumes were largely flat and MDI volumes decreased because of a previously disclosed turnaround at our Geismar, Louisiana facility, some unplanned downtime resulting from the U.S. Gulf Coast Winter Storm Uri that occurred in the first quarter of 2021 as well as the planned build up of inventory ahead of our scheduled maintenance outage at our Rotterdam, Netherlands facility. The increase in segment adjusted EBITDA was primarily due to higher MDI margins resulting from higher MDI pricing.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended March 31, 2021 compared to the same period of 2020 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily due to stronger demand in relation to the ongoing recovery from the global economic slowdown as well as in response to an increase in raw material costs. Sales volumes decreased primarily due to the U.S. Gulf Coast Winter Storm Uri that occurred in the first quarter of 2021. The increase in segment adjusted EBITDA was primarily due to lower fixed costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to higher average selling prices and the favorable impact of the CVC Thermoset Specialties Acquisition and the Gabriel Acquisition. See “Note 3. Business Combinations and Acquisitions” to our condensed consolidated financial statements. Excluding acquisitions and with the exception of our global aerospace business, sales volumes increased across all markets, primarily in relation to the ongoing recovery from the global economic slowdown. Average selling prices increased largely due to the impact of a weaker U.S. dollar against major international currencies and in response to higher raw material costs. The decrease in segment adjusted EBITDA was primarily due to lower aerospace sales volumes, partially offset by the benefit from the above mentioned acquisitions.

Textile Effects

The increase in revenues in our Textile Effects segment for the three months ended March 31, 2021 compared to the same period of 2020 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased primarily due to increased demand resulting from the ongoing recovery from the global economic slowdown, particularly in Asia. The increase in segment adjusted EBITDA was primarily due to higher sales revenues and lower costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2021, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $5 million to a loss of $50 million from a loss of $45 million for the same period of 2020. For the three months ended March 31, 2021, adjusted EBITDA from Corporate and other for Huntsman International decreased by $3 million to a loss of $47 million from a loss of $44 million for the same period of 2020. The decrease in adjusted EBITDA from Corporate and other resulted primarily from a decrease in unallocated foreign currency exchange gains and an increase in corporate overhead costs.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Net cash used in operating activities from continuing operations for the three months ended March 31, 2021 and 2020 was $16 million and $40 million, respectively. The decrease in net cash used in operating activities from continuing operations during the three months ended March 31, 2021 compared with the same period in 2020, was primarily attributable to increased operating income as described in “—Results of Operations” above, partially offset by a $41 million unfavorable variance in operating assets and liabilities for the three months ended March 31, 2021 as compared with the same period of 2020.

Net cash (used in) provided by investing activities from continuing operations for the three months ended March 31, 2021 and 2020 was $(323) million and $1,511 million, respectively. During the three months ended March 31, 2021 and 2020, we paid $98 million and $61 million for capital expenditures, respectively. During the three months ended March 31, 2021, we paid approximately $240 million for the Gabriel Acquisition, net of cash acquired. During the three months ended March 31, 2020, we received approximately $1.92 billion for the sale of our Chemical Intermediates Businesses and paid $346 million for the Icynene-Lapolla Acquisition, net of cash acquired.

Net cash used in financing activities for the three months ended March 31, 2021 and 2020 was $579 million and $354 million, respectively. During the three months ended March 31, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes. During the three months ended March 31, 2020, we made repayments on our Revolving Credit facility of $158 million and repurchased common stock for $96 million.

Free cash flow from continuing operations for the three months ended March 31, 2021 and 2020 was a use of cash of $114 million and $101 million, respectively.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	March 31,	Less		December 31,	Increase	Percent
	2021	Acquisitions(1)	Subtotal	2020	(Decrease)	Change
Cash and cash equivalents	$673	$(9)	$664	$1,593	$(929)	(58)%
Accounts and notes receivable, net	1,022	(13)	1,009	910	99	11%
Inventories	1,006	(26)	980	848	132	16%
Other current assets	228	—	228	217	11	5%
Total current assets	2,929	(48)	2,881	3,568	(687)	(19)%
Accounts payable	953	(7)	946	876	70	8%
Accrued liabilities	505	(2)	503	458	45	10%
Current portion of debt	57	—	57	593	(536)	(90)%
Current operating lease liabilities	49	—	49	52	(3)	(6)%
Total current liabilities	1,564	(9)	1,555	1,979	(424)	(21)%
Working capital	$1,365	$(39)	$1,326	$1,589	$(263)	(17)%

(1)

Represents amounts related to the Gabriel Acquisition. For more information, see “Note 3. Business Combinations and Acquisitions—Acquisition of Gabriel Performance Products” to our condensed consolidated financial statements.

Our working capital decreased by $263 million as a result of the net impact of the following significant changes:

●	The decrease in cash and cash equivalents of $929 million resulted from the matters identified on our condensed consolidated statements of cash flows.

●	Accounts receivable increased by $99 million due to higher revenues in the first quarter of 2021 compared to the fourth quarter of 2020.

●	Inventories increased by $132 million primarily due to higher inventory costs and volumes.

●	Accounts payable increased by $70 million primarily due to higher inventory purchases.

●	Accrued liabilities increased by $45 million primarily due to increases in current income taxes payable and accrued restructuring charges, partially offset by a decrease in accrued rebates.

●	Current portion of debt decreased by $536 million primarily due to the redemption of our 2021 Senior Notes.

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

Senior Notes

See “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

Note Payable From Huntsman International to Huntsman Corporation

See “Note 8. Debt—Direct and Subsidiary Debt—Note Payable from Huntsman International to Huntsman Corporation” to our condensed consolidated financial statements.

Compliance with Covenants

See “Note 8. Debt—Compliance with Covenants” to our condensed consolidated financial statements.

Short-Term Liquidity

We depend upon our cash, Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2021, we had $2,064 million of combined cash and unused borrowing capacity, consisting of $673 million in cash, $1,194 million in availability under our Revolving Credit Facility and $197 million in availability under our A/R Programs. We believe our existing cash balances, together with funds generated from operations and amounts available under our credit facility, will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future. Our liquidity can be significantly impacted by various factors. The following matters had, or are expected to have, a significant impact on our liquidity:

●

Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $179 million for the three months ended March 31, 2021, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●

During 2021, we expect to spend approximately $330 million on capital expenditures, including spending of approximately $80 million on a new MDI splitter in Geismar, Louisiana. We expect to fund spending on all capital expenditures with cash provided by operations.

●

During the three months ended March 31, 2021, we made contributions to our pension and postretirement benefit plans of $14 million. During 2021, we expect to contribute an additional amount of approximately $42 million to these plans.

●

During 2020, management implemented cost realignment and synergy plans. In connection with these plans, we expect to achieve annualized cost savings and synergy benefits of more than $120 million by the end of 2023 with associated net cash restructuring and integration costs of approximately $100 million. See “Note 7. Restructuring, Impairment and Plant Closing Cost” to our condensed consolidated financial statements.

●

On November 3, 2020, we completed the sale of the India-based do-it-yourself consumer adhesives (“DIY”) business, part of the Advanced Materials segment, to Pidilite Industries Ltd. and received cash of approximately $257 million. Under the terms of the agreement, we may receive up to approximately $28 million of additional cash under an earnout within 18 months if the business achieves certain sales revenue targets in line with the DIY business’ 2019 performance.

●

On January 15, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes at the redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the redemption date. In connection with this redemption, we incurred an incremental cash tax liability of approximately $15 million in the first quarter of 2021 related to foreign currency exchange gains.

●	On January 15, 2021, we completed the Gabriel Acquisition in an all-cash transaction of approximately $249 million, subject to customary closing adjustments, funded from available liquidity. See “Note 3. Business Combinations and Acquisitions—Acquisition of Gabriel Performance Products” to our condensed consolidated financial statements.

Long-Term Liquidity

●	On April 28, 2021, our Board of Directors declared a $0.1875 per share cash dividend on our common stock. This represents a 15% increase from the previous dividend. We expect to distribute an additional $5.5 million in dividends each quarter related to this dividend increase.

●

On a new MDI splitter being constructed in Geismar, Louisiana, we expect to spend approximately $115 million in the remainder of 2021 and 2022. We expect to fund spending on all capital expenditures with cash provided by operations.

As of March 31, 2021, we had $57 million classified as current portion of debt, including debt at our variable interest entities of $55 million and certain other short-term facilities and scheduled amortization payments totaling $2 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of March 31, 2021, we had approximately $398 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends, which dividends would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2021.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
January	—	$—	—	$420,000,000
February	141,109	28.46	—	420,000,000
March	318	26.28	—	420,000,000
Total	141,427	28.45	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an aggregate of $1.0 billion in shares of our common stock. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we suspended share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2021	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ SEAN DOUGLAS
Sean Douglas
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)