Form 10-Q
period 2021-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2021-07-30
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On July 21, 2021, 221,929,899 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED June 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents(a)	$510	$1,593
Accounts and notes receivable (net of allowance for doubtful accounts of $28 and $26, respectively), ($278 and $198 pledged as collateral, respectively)(a)	1,110	902
Accounts receivable from affiliates	12	8
Inventories(a)	1,193	848
Other current assets	209	217
Total current assets	3,034	3,568
Property, plant and equipment, net(a)	2,551	2,505
Investment in unconsolidated affiliates	433	373
Intangible assets, net	415	453
Goodwill	744	533
Deferred income taxes	285	288
Operating lease right-of-use assets	426	445
Other noncurrent assets(a)	618	548
Total assets	$8,506	$8,713

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$995	$842
Accounts payable to affiliates	46	34
Accrued liabilities(a)	480	458
Current portion of debt(a)	44	593
Current operating lease liabilities(a)	49	52
Total current liabilities	1,614	1,979
Long-term debt(a)	1,521	1,528
Deferred income taxes	222	212
Noncurrent operating lease liabilities(a)	394	411
Other noncurrent liabilities(a)	870	910
Total liabilities	4,621	5,040
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 259,431,920 and 258,520,411 shares issued and 220,959,906 and 220,046,262 shares outstanding, respectively	3	3
Additional paid-in capital	4,093	4,048
Treasury stock, 38,477,091 shares	(731)	(731)
Unearned stock-based compensation	(34)	(19)
Retained earnings	1,714	1,564
Accumulated other comprehensive loss	(1,318)	(1,346)
Total Huntsman Corporation stockholders’ equity	3,727	3,519
Noncontrolling interests in subsidiaries	158	154
Total equity	3,885	3,673
Total liabilities and equity	$8,506	$8,713

(a)

At June 30, 2021 and December 31, 2020, respectively, $2 each of cash and cash equivalents, $13 and $6 of accounts and notes receivable (net), $55 and $38 of inventories, $164 and $167 of property, plant and equipment (net), $22 and $23 of other noncurrent assets, $142 and $119 of accounts payable, $9 and $13 of accrued liabilities, $41 and $47 of current portion of debt, $6 and $5 of current operating lease liabilities, nil and $3 of long-term debt, $23 and $17 of noncurrent operating lease liabilities and $79 and $82 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Trade sales, services and fees, net	$1,974	$1,226	$3,776	$2,775
Related party sales	50	21	85	65
Total revenues	2,024	1,247	3,861	2,840
Cost of goods sold	1,593	1,085	3,038	2,381
Gross profit	431	162	823	459
Operating expenses:
Selling, general and administrative	209	186	416	385
Research and development	37	32	75	68
Restructuring, impairment and plant closing costs	11	19	35	22
Gain on sale of India-based DIY business	(28)	—	(28)	—
Other operating income, net	(7)	(6)	(10)	(1)
Total operating expenses	222	231	488	474
Operating income (loss)	209	(69)	335	(15)
Interest expense, net	(18)	(21)	(37)	(39)
Equity in income of investment in unconsolidated affiliates	46	2	84	4
Fair value adjustments to Venator investment	(6)	4	(25)	(106)
Loss on early extinguishment of debt	(27)	—	(27)	—
Other income, net	9	7	16	17
Income (loss) from continuing operations before income taxes	213	(77)	346	(139)
Income tax (expense) benefit	(42)	13	(76)	6
Income (loss) from continuing operations	171	(64)	270	(133)
Income from discontinued operations, net of tax	1	5	2	782
Net income (loss)	172	(59)	272	649
Net income attributable to noncontrolling interests	(16)	(3)	(33)	(6)
Net income (loss) attributable to Huntsman Corporation	$156	$(62)	$239	$643

Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.71	$(0.30)	$1.07	$(0.63)
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.02	0.01	3.53
Net income (loss) attributable to Huntsman Corporation common stockholders	$0.71	$(0.28)	$1.08	$2.90
Weighted average shares	220.9	219.7	220.6	221.4

Diluted (loss) income per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.70	$(0.30)	$1.06	$(0.63)
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.02	0.01	3.53
Net income (loss) attributable to Huntsman Corporation common stockholders	$0.70	$(0.28)	$1.07	$2.90
Weighted average shares	222.9	219.7	222.7	221.4

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$155	$(67)	$237	$(139)
Income from discontinued operations, net of tax	1	5	2	782
Net income (loss)	$156	$(62)	$239	$643

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$172	$(59)	$272	$649
Other comprehensive income, net of tax:
Foreign currency translations adjustments	26	17	(6)	(56)
Pension and other postretirement benefits adjustments	16	12	35	64
Other comprehensive income, net of tax	42	29	29	8
Comprehensive income (loss)	214	(30)	301	657
Comprehensive income attributable to noncontrolling interests	(17)	(3)	(34)	(6)
Comprehensive income (loss) attributable to Huntsman Corporation	$197	$(33)	$267	$651

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2021	220,046,262	$3	$4,048	$(731)	$(19)	$1,564	$(1,346)	$154	$3,673
Net income	—	—	—	—	—	83	—	17	100
Other comprehensive loss	—	—	—	—	—	—	(13)	—	(13)
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	664,818	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	2	—	6	—	—	—	8
Repurchase and cancellation of awards	(202,961)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	204,005	—	5	—	—	(2)	—	—	3
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(36)	—	—	(36)
Balance, March 31, 2021	220,712,124	$3	$4,085	$(731)	$(38)	$1,603	$(1,359)	$171	$3,734
Net income	—	—	—	—	—	156	—	16	172
Other comprehensive income	—	—	—	—	—	—	41	1	42
Vesting of stock awards	3,732	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of awards	(19,912)	—	—	—	—	(1)	—	—	(1)
Stock options exercised	263,962	—	6	—	—	(3)	—	—	3
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(30)	(30)
Dividends declared on common stock ($0.1875 per share)	—	—	—	—	—	(41)	—	—	(41)
Balance, June 30, 2021	220,959,906	$3	$4,093	$(731)	$(34)	$1,714	$(1,318)	$158	$3,885

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2020	224,295,868	$3	$4,008	$(635)	$(17)	$690	$(1,362)	$137	$2,824
Net income	—	—	—	—	—	705	—	3	708
Other comprehensive loss	—	—	—	—	—	—	(21)	—	(21)
Issuance of nonvested stock awards	—	—	18	—	(18)	—	—	—	—
Vesting of stock awards	943,026	—	4	—	—	—	—	—	4
Recognition of stock-based compensation	—	—	2	—	5	—	—	—	7
Repurchase and cancellation of awards	(283,975)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	57,209	—	2	—	—	(2)	—	—	—
Treasury stock repurchased	(5,364,519)	—	—	(96)	—	—	—	—	(96)
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(37)	—	—	(37)
Balance, March 31, 2020	219,647,609	$3	$4,034	$(731)	$(30)	$1,350	$(1,383)	$140	$3,383
Net (loss) income	—	—	—	—	—	(62)	—	3	(59)
Other comprehensive income	—	—	—	—	—	—	29	—	29
Vesting of stock awards	8,448	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of awards	(1,093)	—	—	—	—	—	—	—	—
Stock options exercised	92,057	—	1	—	—	—	—	—	1
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(36)	—	—	(36)
Balance, June 30, 2020	219,747,021	$3	$4,037	$(731)	$(26)	$1,252	$(1,354)	$143	$3,324

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2021	2020
Operating Activities:
Net income	$272	$649
Less: Income from discontinued operations, net of tax	(2)	(782)
Income (loss) from continuing operations	270	(133)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(84)	(4)
Unrealized losses on fair value adjustments to Venator investment	25	106
Cash received from return on investment in unconsolidated subsidiary	28	4
Depreciation and amortization	147	136
Noncash lease expense	33	30
Gain on disposal of businesses/assets	(28)	—
Loss on early extinguishment of debt	27	—
Noncash restructuring and impairment charges	15	—
Deferred income taxes	2	(24)
Stock-based compensation	16	14
Other, net	(2)	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(214)	179
Inventories	(332)	79
Prepaid expenses	20	17
Other current assets	(8)	5
Other noncurrent assets	(77)	(19)
Accounts payable	173	(196)
Accrued liabilities	(15)	(58)
Taxes paid on sale of Chemical Intermediates Businesses	—	(10)
Other noncurrent liabilities	(19)	(83)
Net cash (used in) provided by operating activities from continuing operations	(23)	45
Net cash used in operating activities from discontinued operations	(1)	(40)
Net cash (used in) provided by operating activities	(24)	5

Investing Activities:
Capital expenditures	(174)	(116)
Cash received from sale of businesses	43	1,915
Acquisition of businesses, net of cash acquired	(242)	(652)
Insurance proceeds for recovery of property damage	3	—
Other, net	1	5
Net cash (used in) provided by investing activities	(369)	1,152

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months
	ended
	June 30,
	2021	2020
Financing Activities:
Net borrowings (repayments) on revolving loan facilities	$8	$(172)
Proceeds from issuance of long-term debt	400	—
Repayments of long-term debt	(962)	(14)
Repayments of notes payable	—	(32)
Debt issuance costs paid	(3)	—
Dividends paid to noncontrolling interests	(30)	(24)
Dividends paid to common stockholders	(78)	(73)
Repurchase and cancellation of awards	(7)	(6)
Proceeds from issuance of common stock	6	1
Repurchase of common stock	—	(96)
Costs of early extinguishment of debt	(26)	—
Other, net	1	(1)
Net cash used in financing activities	(691)	(417)
Effect of exchange rate changes on cash	1	(11)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,083)	729
Cash, cash equivalents and restricted cash at beginning of period	1,593	525
Cash, cash equivalents and restricted cash at end of period	$510	$1,254

Supplemental cash flow information:
Cash paid for interest	$47	$40
Cash paid for income taxes	76	55

For both June 30, 2021 and 2020, the amount of capital expenditures in accounts payable was $59 million. For the six months ended June 30, 2021, the amount of cash paid for taxes in connection with the earnout provision achieved under the terms of the sales agreement of the India-based do-it-yourself (“DIY”) business was $3 million. See “Note 4. Discontinued Operations and Business Dispositions—Sale of India-Based Do-It-Yourself Consumer Adhesives Business.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents(a)	$501	$1,591
Accounts and notes receivable (net of allowance for doubtful accounts of $28 and $26, respectively), ($278 and $198 pledged as collateral, respectively)(a)	1,110	902
Accounts receivable from affiliates	60	47
Inventories(a)	1,193	848
Other current assets	208	223
Total current assets	3,072	3,611
Property, plant and equipment, net(a)	2,551	2,505
Investment in unconsolidated affiliates	433	373
Intangible assets, net	415	453
Goodwill	744	533
Deferred income taxes	285	288
Operating lease right-of-use assets	426	445
Other noncurrent assets(a)	619	548
Total assets	$8,545	$8,756

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$994	$842
Accounts payable to affiliates	49	36
Accrued liabilities(a)	471	455
Current portion of debt(a)	44	593
Current operating lease liabilities(a)	49	52
Total current liabilities	1,607	1,978
Long-term debt(a)	1,521	1,528
Deferred income taxes	225	214
Noncurrent operating lease liabilities(a)	394	411
Other noncurrent liabilities(a)	860	900
Total liabilities	4,607	5,031
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,716	3,701
Retained earnings	1,368	1,203
Accumulated other comprehensive loss	(1,304)	(1,333)
Total Huntsman International LLC members’ equity	3,780	3,571
Noncontrolling interests in subsidiaries	158	154
Total equity	3,938	3,725
Total liabilities and equity	$8,545	$8,756

(a)

At June 30, 2021 and December 31, 2020, respectively, $2 each of cash and cash equivalents, $13 and $6 of accounts and notes receivable (net), $55 and $38 of inventories, $164 and $167 of property, plant and equipment (net), $22 and $23 of other noncurrent assets, $142 and $119 of accounts payable, $9 and $13 of accrued liabilities, $41 and $47 of current portion of debt, $6 and $5 of current operating lease liabilities, nil and $3 of long-term debt, $23 and $17 of noncurrent operating lease liabilities and $79 and $82 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Trade sales, services and fees, net	$1,974	$1,226	$3,776	$2,775
Related party sales	50	21	85	65
Total revenues	2,024	1,247	3,861	2,840
Cost of goods sold	1,593	1,085	3,038	2,381
Gross profit	431	162	823	459
Operating expenses:
Selling, general and administrative	207	185	411	382
Research and development	37	32	75	68
Restructuring, impairment and plant closing costs	11	19	35	22
Gain on sale of India-based DIY business	(28)	—	(28)	—
Other operating income, net	(7)	(6)	(10)	(1)
Total operating expenses	220	230	483	471
Operating income (loss)	211	(68)	340	(12)
Interest expense, net	(18)	(21)	(37)	(41)
Equity in income of investment in unconsolidated affiliates	46	2	84	4
Fair value adjustments to Venator investment	(6)	4	(25)	(106)
Loss on early extinguishment of debt	(27)	—	(27)	—
Other income, net	7	6	14	15
Income (loss) from continuing operations before income taxes	213	(77)	349	(140)
Income tax (expense) benefit	(41)	13	(76)	6
Income (loss) from continuing operations	172	(64)	273	(134)
Income from discontinued operations, net of tax	1	5	2	782
Net income (loss)	173	(59)	275	648
Net income attributable to noncontrolling interests	(16)	(3)	(33)	(6)
Net income (loss) attributable to Huntsman International LLC	$157	$(62)	$242	$642

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$173	$(59)	$275	$648
Other comprehensive income, net of tax:
Foreign currency translations adjustment	25	16	(6)	(57)
Pension and other postretirement benefits adjustments	17	13	36	66
Other comprehensive income, net of tax	42	29	30	9
Comprehensive income (loss)	215	(30)	305	657
Comprehensive income attributable to noncontrolling interests	(17)	(3)	(34)	(6)
Comprehensive income (loss) attributable to Huntsman International LLC	$198	$(33)	$271	$651

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2021	2,728	$3,701	$1,203	$(1,333)	$154	$3,725
Net income	—	—	85	—	17	102
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive loss	—	—	—	(12)	—	(12)
Contribution from parent	—	8	—	—	—	8
Balance, March 31, 2021	2,728	$3,709	$1,252	$(1,345)	$171	$3,787
Net income	—	—	157	—	16	173
Dividends paid to parent	—	—	(41)	—	—	(41)
Other comprehensive income	—	—	—	41	1	42
Contribution from parent	—	7	—	—	—	7
Dividends declared to noncontrolling interests	—	—	—	—	(30)	(30)
Balance, June 30, 2021	2,728	$3,716	$1,368	$(1,304)	$158	$3,938

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2020	2,728	$3,675	$312	$(1,352)	$137	$2,772
Net income	—	—	704	—	3	707
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive loss	—	—	—	(20)	—	(20)
Contribution from parent	—	6	—	—	—	6
Balance, March 31, 2020	2,728	$3,681	$979	$(1,372)	$140	$3,428
Net (loss) income	—	—	(62)	—	3	(59)
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive income	—	—	—	29	—	29
Contribution from parent	—	7	—	—	—	7
Balance, June 30, 2020	2,728	$3,688	$881	$(1,343)	$143	$3,369

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2021	2020
Operating Activities:
Net income	$275	$648
Less: Income from discontinued operations, net of tax	(2)	(782)
Income (loss) from continuing operations	273	(134)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(84)	(4)
Unrealized losses on fair value adjustments to Venator investment	25	106
Cash received from return on investment in unconsolidated subsidiary	28	4
Depreciation and amortization	147	136
Noncash lease expense	33	30
Gain on disposal of businesses/assets	(28)	—
Loss on early extinguishment of debt	27	—
Noncash restructuring and impairment charges	15	—
Deferred income taxes	1	(25)
Noncash compensation	15	13
Other, net	(4)	5
Changes in operating assets and liabilities:
Accounts and notes receivable	(214)	179
Inventories	(332)	79
Prepaid expenses	19	16
Other current assets	(1)	12
Other noncurrent assets	(77)	(19)
Accounts payable	172	(198)
Accrued liabilities	(21)	(64)
Taxes paid on sale of Chemical Intermediates Businesses	—	(10)
Other noncurrent liabilities	(17)	(82)
Net cash (used in) provided by operating activities from continuing operations	(23)	44
Net cash used in operating activities from discontinued operations	(1)	(40)
Net cash (used in) provided by operating activities	(24)	4

Investing Activities:
Capital expenditures	(174)	(116)
Cash received from sale of businesses	43	1,915
Acquisition of businesses, net of cash acquired	(242)	(652)
(Increase) decrease in receivable from affiliate	(8)	278
Insurance proceeds for recovery of property damage	3	—
Other, net	1	5
Net cash (used in) provided by investing activities	(377)	1,430

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Six months
	ended
	June 30,
	2021	2020
Financing Activities:
Net borrowings (repayments) on revolving loan facilities	$8	$(172)
Proceeds from issuance of long-term debt	400	—
Repayments of long-term debt	(962)	(14)
Repayments of notes payable to affiliate	—	(380)
Repayments of notes payable	—	(32)
Debt issuance costs paid	(3)	—
Dividends paid to noncontrolling interests	(30)	(23)
Dividends paid to parent	(77)	(73)
Costs of early extinguishment of debt	(26)	—
Other, net	—	(1)
Net cash used in financing activities	(690)	(695)
Effect of exchange rate changes on cash	1	(11)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,090)	728
Cash, cash equivalents and restricted cash at beginning of period	1,591	525
Cash, cash equivalents and restricted cash at end of period	$501	$1,253

Supplemental cash flow information:
Cash paid for interest	$47	$40
Cash paid for income taxes	76	55

For both June 30, 2021 and 2020, the amount of capital expenditures in accounts payable was $59 million. For the six months ended June 30, 2021, the amount of cash paid for taxes in connection with the earnout provision achieved under the terms of the sales agreement of the India-based DIY business was $3 million. See “Note 4. Discontinued Operations and Business Dispositions—Sale of India-Based Do-It-Yourself Consumer Adhesives Business.”

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

Recent Developments

Senior Notes Refinancing

On May 26, 2021, Huntsman International completed a $400 million offering of its 2.95% senior notes due 2031 (“2031 Senior Notes”). On June 23, 2021, Huntsman International applied the net proceeds from the offering, along with cash on hand, to redeem in full $400 million in aggregate principal amount of its 5.125% senior notes due 2022 (“2022 Senior Notes”) and to pay accrued but unpaid interest of approximately $2 million. In addition, we paid redemption premiums and related fees and expenses of approximately $25 million and recognized a corresponding loss on early extinguishment of debt of $26 million in the second quarter of 2021. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes.”

Amendments to Accounts Receivable Securitization Programs

On July 1, 2021, we entered into amendments to our U.S. accounts receivable securitization program (“U.S. A/R Program”) and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) that, among other things, extended the scheduled termination dates of our A/R Programs to July 2024. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—A/R Programs.”

Sale of India-Based Do-It-Yourself Consumer Adhesives Business

On November 3, 2020, we completed the sale of the India-based DIY business to Pidilite Industries Ltd. and received cash of approximately $257 million. Under the terms of the agreement, we may receive up to approximately $28 million of additional cash under an earnout provision if the business achieves within 18 months certain sales revenue targets in line with the DIY business' 2019 performance. The performance criteria of the earnout provision were satisfied in the second quarter of 2021, and we received the full payment of $28 million. As a result, we recognized an additional pretax gain of $28 million in the second quarter, which was recorded in gain on sale of India-based DIY business in our condensed consolidated statements of operations.

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

3. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of gaBRIEL Performance Products

On January 15, 2021, we completed the acquisition of Gabriel Performance Products, a North American specialty chemical manufacturer of specialty additives and epoxy curing agents for the coatings, adhesives, sealants and composite end-markets (“Gabriel Acquisition”), from funds affiliated with Audax Private Equity in an all-cash transaction of approximately $251 million, subject to customary closing adjustments. The purchase price was funded from available liquidity, and the acquired business is being integrated into our Advanced Materials segment. Transaction costs related to this acquisition were approximately $2 million for the six months ended June 30, 2021 and were recorded in other operating income, net in our condensed consolidated statements of operations.

We accounted for the Gabriel Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The preliminary allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the Gabriel Acquisition	$251

Cash	$9
Accounts receivable	13
Inventories	26
Property, plant and equipment	23
Intangible assets	16
Goodwill	174
Accounts payable	(7)
Accrued liabilities	(2)
Deferred income taxes	(1)
Total fair value of net assets acquired	$251

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

The acquired business had revenues and net income of $51 million and $8 million, respectively, for the period from the date of acquisition to June 30, 2021.

Acquisition of CVC Thermoset Specialties

On May 18, 2020, we completed our acquisition of CVC Thermoset Specialties, a North American specialty chemical manufacturer serving the industrial composites, adhesives and coatings markets (“CVC Thermoset Specialties Acquisition”). We acquired the business for $304 million from Emerald Performance Materials LLC, which is majority owned by affiliates of American Securities LLC, in an all-cash transaction funded from available liquidity. The acquired business was integrated into our Advanced Materials segment.

We accounted for the CVC Thermoset Specialties Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

Fair value of assets acquired and liabilities assumed:
Cash paid for the CVC Thermoset Specialties Acquisition	$304

Accounts receivable	$12
Inventories	37
Property, plant and equipment	67
Intangible assets	117
Goodwill	120
Accounts payable	(7)
Accrued liabilities	(1)
Deferred income taxes	(41)
Total fair value of net assets acquired	$304

Intangible assets acquired consist primarily of trademarks, trade secrets and customer relationships, which are predominantly being amortized over a period of 20 years. The goodwill recognized is attributable primarily to projected future profitable growth in our Advanced Materials specialty portfolio and synergies. None of the goodwill arising from the acquisition is deductible for income tax purposes.

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

We accounted for the Icynene-Lapolla Acquisition using the acquisition method. As such, we analyzed the fair value of tangible and intangible assets acquired and liabilities assumed. The allocation of acquisition cost to the assets acquired and liabilities assumed is summarized as follows (dollars in millions):

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

As a result of the final valuation of the assets and liabilities, reallocations were made during the first quarter of 2021 in certain current asset and liability, property, plant and equipment, intangible asset, goodwill, other noncurrent assets and deferred tax balances. Intangible assets acquired consist primarily of trademarks, trade secrets and customer relationships, which are predominantly being amortized over a period of 10 years. The goodwill recognized is attributable primarily to projected future profitable growth, penetration into downstream markets and synergies. None of the goodwill arising from the acquisition is deductible for income tax purposes.

PRO FORMA INFORMATION FOR ACQUISITIONS

If the Gabriel Acquisition, CVC Thermoset Specialties Acquisition and the Icynene-Lapolla Acquisition were to have occurred on January 1, 2020, the following estimated pro forma revenues, net (loss) income, net (loss) income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2020	2021(1)	2020
Revenues	$1,276	$3,865	$2,951
Net (loss) income	(64)	260	641
Net (loss) income attributable to Huntsman Corporation	(67)	227	635

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2020	2021(1)	2020
Revenues	$1,276	$3,865	$2,951
Net (loss) income	(64)	263	640
Net (loss) income attributable to Huntsman International	(67)	230	634

(1)	Includes pro forma information for the Gabriel Acquisition only.

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

S aLE of India-based do-it-Yourself consumer adhesives business

On November 3, 2020, we completed the sale of the India-based DIY business to Pidilite Industries Ltd. and received cash of approximately $257 million. Under the terms of the agreement, we may receive up to approximately $28 million of additional cash under an earnout provision if the business achieves within 18 months certain sales revenue targets in line with the DIY business' 2019 performance. The performance criteria of the earnout provision were satisfied in the second quarter of 2021, and we received the full payment of $28 million. As a result, we recognized an additional pretax gain of $28 million in the second quarter, which was recorded in gain on sale of India-based DIY business in our condensed consolidated statements of operations.

SaLE of Venator InterEST

On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator Materials PLC (“Venator”) and received approximately $99 million in cash. Subsequent to this sale of ordinary shares, we no longer account for our current remaining ownership interest in Venator as an equity method investment, but rather as an investment in equity securities that are marked to fair value with changes in fair value reported in earnings. Concurrently with the sale of ordinary shares, we entered into an option agreement, pursuant to which we granted an option to funds advised by SK Capital Partners, LP to purchase the remaining approximate 9.7 million ordinary shares we hold in Venator at $2.15 per share. The option will expire on June 23, 2023 and will not be exercisable so long as such exercise would result in a default or an "Event of Default" under Venator’s Term Loan Credit Agreement and Revolving Credit Agreement. We record this option at fair value with changes in fair value reported in earnings.

For the three months ended June 30, 2021 and 2020, we recorded a net (loss) gain of $(6) million and $4 million, respectively, and for the six months ended  June 30, 2021 and 2020, we recorded net losses of  $25 million and $106 million, respectively, to record our investment in Venator and related option to sell our remaining Venator shares at fair value. These net (losses) gains were recorded in “Fair value adjustments to Venator investment” on our condensed consolidated statements of operations.

Summarized financial information of Venator for the three and six months ended June 30, 2020 is as follows (in millions):

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2020	2020
Revenues	$456	$988
Gross profit	45	106
Loss from continuing operations	(16)	(9)
Net loss	(16)	(9)
Net loss attributable to Venator	(19)	(12)

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our chemical intermediates businesses, which included PO/MTBE, and our surfactants business (“Chemical Intermediates Businesses”) to Indorama Ventures Holdings L.P. (“Indorama”) in a transaction valued at approximately $2 billion, comprised of a cash purchase price of approximately $1.92 billion and the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. In connection with this sale, we recognized a net after-tax gain of $748 million in the first six months of 2020. Also, in connection with this sale, we entered into long-term supply agreements with Indorama to supply us with certain raw materials at market prices.

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income of discontinued operations as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2020	2020
Major line items constituting pretax income of discontinued operations(1):
Trade sales, services and fees, net(2)	$1	$7
Cost of goods sold(2)	2	11
(Loss) gain on sale of the Chemical Intermediates Businesses	(12)	978
Insurance proceeds	20	48
Other expense items, net	1	1
Income from discontinued operations before income taxes	6	1,021
Income tax expense	(1)	(239)
Net income attributable to discontinued operations	$5	$782

(1)	Discontinued operations include our Chemical Intermediates Businesses, our Australian styrenics operations and our North American polymers and base chemicals operations for all periods presented.

(2)	Includes eliminations of trade sales, services and fees, net and cost of sales between continuing operations and discontinued operations.

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using LIFO, first-in first-out and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2021	2020
Raw materials and supplies	$289	$180
Work in progress	53	44
Finished goods	887	651
Total	1,229	875
LIFO reserves	(36)	(27)
Net inventories	$1,193	$848

As of June 30, 2021 and December 31, 2020, approximately 6% and 7%, respectively, of inventories were recorded using the LIFO cost method.

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

During the six months ended June 30, 2021, there were no changes in our variable interest entities.

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  June 30, 2021, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of June 30, 2021 and our consolidated balance sheet as of December 31, 2020 (dollars in millions):

	June 30,	December 31,
	2021	2020
Current assets	$74	$49
Property, plant and equipment, net	164	167
Operating lease right-of-use assets	28	22
Other noncurrent assets	152	138
Deferred income taxes	30	30
Total assets	$448	$406
Current liabilities	$198	$183
Long-term debt	—	3
Noncurrent operating lease liabilities	23	17
Other noncurrent liabilities	79	82
Deferred income taxes	1	1
Total liabilities	$301	$286

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2021 and 2020 are as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Income from continuing operations before income taxes	7	—	7	1
Net cash provided by operating activities	4	8	8	14

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  June 30, 2021 and December 31, 2020, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions	Non-cancelable lease and contract termination costs	Other restructuring costs	Total
Accrued liabilities as of January 1, 2021	$29	$2	$—	$31
2021 charges for 2020 and prior initiatives	14	—	4	18
2021 charges for 2021 initiatives	2	—	—	2
2021 payments for 2020 and prior initiatives	(8)	—	(3)	(11)
Accrued liabilities as of June 30, 2021	$37	$2	$1	$40

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment and initiative are provided below (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and Other	Total
Accrued liabilities as of January 1, 2021	$12	$2	$9	$8	$—	$31
2021 charges (credits) for 2020 and prior initiatives	5	—	(1)	(1)	15	18
2021 charges for 2021 initiatives	—	—	2	—	—	2
2021 payments for 2020 and prior initiatives	(3)	(1)	(3)	(1)	(3)	(11)
Accrued liabilities as of June 30, 2021	$14	$1	$7	$6	$12	$40

Current portion of restructuring reserves	$14	$1	$4	$3	$2	$24
Long-term portion of restructuring reserves	—	—	3	3	10	16

Details with respect to cash and noncash restructuring charges from continuing operations for the three and six months ended June 30, 2021 and 2020 are provided below (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash charges:
2021 charges for 2020 and prior initiatives	$4	$—	$18	$—
2021 charges for 2021 initiatives	—	—	2	—
2020 charges for 2019 and prior initiatives	—	2	—	3
2020 charges for 2020 initiatives	—	17	—	19
Noncash charges:
Other noncash charges	7	—	15	—
Total restructuring, impairment and plant closing costs	$11	$19	$35	$22

2021 Restructuring Activities

Beginning in the first quarter of 2021, our Corporate and other segment incurred restructuring costs related to a restructuring program to optimize our global approach to leveraging shared services capabilities. In connection with this restructuring program, we recorded restructuring expense of approximately $15 million in the six months ended June 30, 2021 related primarily to workforce reductions, and we expect to record further restructuring expenses of approximately $2 million through 2023.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. In connection with this restructuring program, we recorded restructuring expense of approximately $6 million in the six months ended June 30, 2021 related primarily to workforce reductions, and we expect to record further restructuring expenses of between approximately $12 million and $14 million through year end 2021.

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

During the first quarter of 2020, our Textile Effects segment implemented restructuring programs to rationalize and realign structurally across various functions and certain locations within the segment. In connection with these restructuring programs, we recorded restructuring expense of approximately $10 million for the six months ended June 30, 2020, related primarily to workforce reductions.

8. DEBT

Our outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

	June 30,	December 31,
	2021	2020
Senior Credit Facilities:
Revolving facility	$—	$—
Amounts outstanding under A/R programs	—	—
Senior notes	1,491	2,047
Variable interest entities	41	50
Other	33	24
Total debt	$1,565	$2,121
Current portion of debt	$44	$593
Long-term portion of debt	1,521	1,528
Total debt	$1,565	$2,121

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. For June 30, 2021 and December 31, 2020, the amount of debt issuance costs directly reducing the debt liability was $10 million and $9 million, respectively. We record the amortization of debt issuance costs as interest expense.

Revolving Credit Facility

As of June 30, 2021, our $1.2 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) was as follows (monetary amounts in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 1.50%	2023

(1)	On June 30, 2021, we had an additional $4 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Credit Facility.

(2)

Interest rates on borrowings under the Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The then applicable interest rate as of June 30, 2021 was 1.50% above LIBOR.

A/R Programs

Our A/R Programs are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE.

Information regarding our A/R Programs as of June 30, 2021 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	April 2022	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	April 2022	€100	€—		Applicable rate plus 1.30%
		(or approximately $119)

(1)

The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)	The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. The applicable rate for our EU A/R Program is either GBP LIBOR, USD LIBOR or EURIBOR.

(3)	As of June 30, 2021, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of June 30, 2021 and December 31, 2020, $278 million and $198 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

On July 1, 2021, we entered into amendments to our A/R Programs that, among other things, extended the respective scheduled termination dates of our A/R Programs to July 2024.

Senior Notes

On January 15, 2021, Huntsman International redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 5.125% senior notes due 2021 (“2021 Senior Notes”) at the redemption price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but not including, the redemption date. In connection with this redemption, we incurred an incremental cash tax liability of approximately $15 million in the first quarter of 2021 related to foreign currency exchange gains.

On May 26, 2021, Huntsman International completed a $400 million offering of its 2031 Senior Notes. On June 23, 2021, Huntsman International applied the net proceeds from the offering, along with cash on hand, to redeem in full $400 million in aggregate principal amount of its 2022 Senior Notes and to pay accrued but unpaid interest of approximately $2 million. In addition, we paid redemption premiums and related fees and expenses of approximately $25 million and recognized a corresponding loss on early extinguishment of debt of $26 million in the second quarter of 2021.

The 2031 Senior Notes bear interest at 2.95% per year, payable semi‑annually on June 15 and December 15 of each year, and will mature on June 15, 2031. Huntsman International may redeem the 2031 Senior Notes in whole or in part at any time prior to March 15, 2031 at a price equal to 100% of the principal amount thereof plus a “make‑whole” premium as of, and accrued and unpaid interest, if any, to, but not including, the date of redemption. Huntsman International may redeem the 2031 Senior Notes at any time in whole or from time to time in part, on or after March 15, 2031 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to, but not including, the date of redemption.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2021, we had approximately $185 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2021, we have designated approximately €85 million (approximately $101 million) of euro-denominated debt as a hedge of our net investment. For the six months ended June 30, 2021 and June 30, 2020, the amount recognized on the hedge of our net investment was a loss of $4 million and a gain of $2 million, respectively, and were recorded in other comprehensive income in our condensed consolidated statements of comprehensive income (loss).

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$22	$22	$26	$26
Investment in Venator	46	46	32	32
Option agreement for remaining Venator shares	(26)	(26)	11	11
Long-term debt (including current portion)	(1,565)	(1,738)	(2,121)	(2,334)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Our investment in Venator is marked to fair value, which is obtained through market observable pricing using prevailing market prices (Level 1). Additionally, the estimated fair value of the option agreement related to the remaining ordinary shares we hold in Venator is based on a valuation technique using market observable inputs (Level 2). See “Note 4. Discontinued Operations and Business Dispositions—Sale of Venator Interest.” The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded in an active market (Level 1). The fair value estimates presented herein are based on pertinent information available to management as of  June 30, 2021 and December 31, 2020. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2021, and current estimates of fair value may differ significantly from the amounts presented herein.

During the six months ended June 30, 2021, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended June 30, 2021 and 2020 (dollars in millions):

		Performance	Advanced	Textile	Corporate and
2021	Polyurethanes	Products	Materials	Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$430	$157	$89	$12	$(6)	$682
Europe	293	100	110	35	(2)	536
Asia Pacific	340	97	74	130	—	641
Rest of world	92	17	26	30	—	165
	$1,155	$371	$299	$207	$(8)	$2,024

Major Product Groupings
MDI urethanes	$1,155					$1,155
Differentiated		$371				371
Specialty			$274			274
Non-specialty			25			25
Textile chemicals and dyes				$207		207
Eliminations					$(8)	(8)
	$1,155	$371	$299	$207	$(8)	$2,024

		Performance	Advanced	Textile	Corporate and
2020	Polyurethanes	Products	Materials	Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$295	$100	$52	$7	$(4)	$450
Europe	183	53	72	19	—	327
Asia Pacific	210	61	51	62	—	384
Rest of world	42	14	17	14	(1)	86
	$730	$228	$192	$102	$(5)	$1,247

Major Product Groupings
MDI urethanes	$730					$730
Differentiated		$228				228
Specialty			$172			172
Non-specialty			20			20
Textile chemicals and dyes				$102		102
Eliminations					$(5)	(5)
	$730	$228	$192	$102	$(5)	$1,247

The following tables disaggregate our revenue from continuing operations by major source for the six months ended June 30, 2021 and 2020 (dollars in millions):

		Performance	Advanced	Textile	Corporate and
2021	Polyurethanes	Products	Materials	Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$801	$277	$172	$25	$(9)	$1,266
Europe	572	177	209	66	(5)	1,019
Asia Pacific	676	188	145	249	—	1,258
Rest of world	174	34	51	60	(1)	318
	$2,223	$676	$577	$400	$(15)	$3,861

Major Product Groupings
MDI urethanes	$2,223					$2,223
Differentiated		$676				676
Specialty			$519			519
Non-specialty			58			58
Textile chemicals and dyes				$400		400
Eliminations					$(15)	(15)
	$2,223	$676	$577	$400	$(15)	$3,861

		Performance	Advanced	Textile	Corporate and
2020	Polyurethanes	Products	Materials	Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$665	$229	$115	$24	$(11)	$1,022
Europe	428	127	173	51	(1)	778
Asia Pacific	409	131	107	165	—	812
Rest of world	116	33	38	42	(1)	228
	$1,618	$520	$433	$282	$(13)	$2,840

Major Product Groupings
MDI urethanes	$1,618					$1,618
Differentiated		$520				520
Specialty			$383			383
Non-specialty			50			50
Textile chemicals and dyes				$282		282
Eliminations					$(13)	(13)
	$1,618	$520	$433	$282	$(13)	$2,840

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$14	$12	$—	$1
Interest cost	12	16	1	—
Expected return on assets	(42)	(42)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	23	19	—	—
Net periodic benefit cost	$6	$4	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$28	$26	$—	$1
Interest cost	24	31	1	1
Expected return on assets	(84)	(85)	—	—
Amortization of prior service benefit	(3)	(3)	(2)	(2)
Amortization of actuarial loss	46	39	1	—
Settlement loss	3	—	—	—
Net periodic benefit cost	$14	$8	$—	$—

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$14	$12	$—	$1
Interest cost	12	16	1	—
Expected return on assets	(42)	(42)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	23	20	—	—
Net periodic benefit cost	$6	$5	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost	$28	$26	$—	$1
Interest cost	24	31	1	1
Expected return on assets	(84)	(85)	—	—
Amortization of prior service benefit	(3)	(3)	(2)	(2)
Amortization of actuarial loss	47	41	1	—
Settlement loss	3	—	—	—
Net periodic benefit cost	$15	$10	$—	$—

During the six months ended June 30, 2021 and 2020, we made contributions to our pension and other postretirement benefit plans of $28 million and $46 million, respectively. During the remainder of 2021, we expect to contribute an additional amount of approximately $29 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors collectively authorized us to repurchase up to an aggregate of $1 billion in shares of our common stock. The share repurchase program is supported by our free cash flow generation. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions. Subsequent to the end of the first quarter of 2020, we suspended share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

Dividends on Common Stock

On April 28, 2021, our Board of Directors declared a $0.1875 per share cash dividend on our common stock. This represents a 15% increase from the previous dividend. During the quarters ended June 30, 2021 and  June 30, 2020, we paid $41 million and $36 million, respectively, or $0.1875 and $0.1625 per share, respectively, to common stockholders. During the quarters ended and March 31, 2021 and March 31, 2020, we paid $36 million and $37 million, respectively, or $0.1625 per share each to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2021	$(328)	$(1,050)	$8	$4	$(1,366)	$20	$(1,346)
Other comprehensive loss before reclassifications, gross	(6)	—	—	—	(6)	(1)	(7)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	45	—	—	45	—	45
Tax expense	—	(10)	—	—	(10)	—	(10)
Net current-period other comprehensive (loss) income	(6)	35	—	—	29	(1)	28
Ending balance, June 30, 2021	$(334)	$(1,015)	$8	$4	$(1,337)	$19	$(1,318)

(a)	Amounts are net of tax of $56 as of both June 30, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $143 and $153 as of June 30, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2020	$(369)	$(1,031)	$8	$4	$(1,388)	$26	$(1,362)
Other comprehensive (loss) income before reclassifications, gross	(52)	8	—	—	(44)	—	(44)
Tax expense	(4)	(2)	—	—	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	75	—	—	75	—	75
Tax expense	—	(17)	—	—	(17)	—	(17)
Net current-period other comprehensive (loss) income	(56)	64	—	—	8	—	8
Ending balance, June 30, 2020	$(425)	$(967)	$8	$4	$(1,380)	$26	$(1,354)

(a)	Amounts are net of tax of $72 and $68 as of June 30, 2020 and January 1, 2020, respectively.

(b)	Amounts are net of tax of $129 and $148 as of June 30, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended June 30,
	2021	2020
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(b)
Actuarial loss	23	19	(b)(d)
	21	17	Total before tax
	(5)	(3)	Income tax expense
Total reclassifications for the period	$16	$14	Net of tax

	Six Months Ended June 30,
	2021	2020
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(5)	$(5)	(b)
Settlement loss	3	41	(c)
Actuarial loss	47	39	(b)(d)
	45	75	Total before tax
	(10)	(17)	Income tax expense
Total reclassifications for the period	$35	$58	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 of pension and other post-employment benefit settlement losses during the six months ended June 30, 2020.

(d)

Amounts contain approximately $1 and $2 of actuarial losses related to discontinued operations for the three months ended June 30, 2021 and 2020, respectively. Amounts contain approximately $3 of actuarial losses related to discontinued operations for both of the six months ended June 30, 2021 and 2020.

Huntsman International

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2021	$(333)	$(1,028)	$8	$—	$(1,353)	$20	$(1,333)
Other comprehensive loss before reclassifications, gross	(6)	—	—	—	(6)	(1)	(7)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	46	—	—	46	—	46
Tax expense	—	(10)	—	—	(10)	—	(10)
Net current-period other comprehensive (loss) income	(6)	36	—	—	30	(1)	29
Ending balance, June 30, 2021	$(339)	$(992)	$8	$—	$(1,323)	$19	$(1,304)

(a)	Amounts are net of tax of $43 for both June 30, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $168 and $178 as of June 30, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2020	$(374)	$(1,012)	$8	$—	$(1,378)	$26	$(1,352)
Other comprehensive (loss) income before reclassifications, gross	(53)	8	—	—	(45)	—	(45)
Tax expense	(4)	(2)	—	—	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	77	—	—	77	—	77
Tax expense	—	(17)	—	—	(17)	—	(17)
Net current-period other comprehensive (loss) income	(57)	66	—	—	9	—	9
Ending balance, June 30, 2020	$(431)	$(946)	$8	$—	$(1,369)	$26	$(1,343)

(a)	Amounts are net of tax of $59 and $55 as of June 30, 2020 and January 1, 2020, respectively.

(b)	Amounts are net of tax of $155 and $174 as of June 30, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended June 30,
	2021	2020
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(b)
Actuarial loss	23	20	(b)(d)
	21	18	Total before tax
	(4)	(3)	Income tax expense
Total reclassifications for the period	$17	$15	Net of tax

	Six Months Ended June 30,
	2021	2020
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(5)	$(5)	(b)
Settlement loss	3	41	(c)
Actuarial loss	48	41	(b)(d)
	46	77	Total before tax
	(10)	(17)	Income tax expense
Total reclassifications for the period	$36	$60	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 of pension and other post-employment benefit settlement losses during the six months ended June 30, 2020.

(d)

Amounts contain approximately $1 and $2 of actuarial losses related to discontinued operations for the three months ended June 30, 2021 and 2020, respectively. Amounts contain approximately $3 of actuarial losses related to discontinued operations for both of the six months ended  June 30, 2021 and 2020.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2021 and 2020, our capital expenditures for EHS matters totaled $16 million and $12 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $4 million for environmental liabilities for both  June 30, 2021 and December 31, 2020. Of these amounts, $1 million was classified as accrued liabilities in our condensed consolidated balance sheets as of both  June 30, 2021 and December 31, 2020, and $3 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets as of both  June 30, 2021 and December 31, 2020. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

As of June 30, 2021, we had approximately 7 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Huntsman Corporation compensation cost	$7	$7	$16	$14
Huntsman International compensation cost	7	7	15	13

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $1 million each for the six months ended June 30, 2021 and 2020.

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

During each of the three months ended  June 30, 2021 and 2020, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of June 30, 2021 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2021	4,815	$20.37
Granted	304	28.58
Exercised	(642)	17.55
Forfeited	(29)	22.46
Outstanding at June 30, 2021	4,448	21.33	6.1	$26
Exercisable at June 30, 2021	3,354	20.52	5.3	23

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2021 was $11.48 per option. As of June 30, 2021, there was $8 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was approximately $8 million and $2 million, respectively. Cash received from stock options exercised during each of the six months ended June 30, 2021 and 2020 was approximately $6 million and $1 million, respectively. The cash tax benefit from stock options exercised during each of the six months ended June 30, 2021 and 2020 was approximately $2 million and $1 million, respectively.

Nonvested Shares

Nonvested shares granted under the stock-based compensation plans consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2021 and 2020, the weighted-average expected volatility rate was 44.8% and 34.0%, respectively, and the weighted average risk-free interest rate was 0.2% and 1.4%, respectively. For the performance share unit awards granted in the six months ended June 30, 2021 and 2020, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of June 30, 2021 and changes during the six months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2021	1,867		$23.18	411	$23.08
Granted	833		31.15	184	28.58
Vested	(514)	(1)(2)	28.24	(189)	24.55
Forfeited	(7)		22.84	(9)	23.73
Nonvested at June 30, 2021	2,179		25.05	397	24.91

(1)

As of June 30, 2021, a total of 457,294 restricted stock units were vested but not yet issued, of which 30,438 vested during the six months ended June 30, 2021. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 110,542 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2020. During the six months ended June 30, 2021, only 76,055 performance share unit awards with a grant date fair value of $41.93 were issued related to this vest due to the target performance criteria not being met.

As of June 30, 2021, there was $40 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during the six months ended June 30, 2021 and 2020 was $18 million and $24 million, respectively.

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

During the six months ended June 30, 2021 and 2020, there was no tax benefit or expense recognized in connection with the net losses of $25 million and $106 million, respectively, on fair value adjustments to our Venator investment and related option to sell our remaining Venator shares recorded as part of non-operating income from continuing operations. As of December 31, 2019, we have recognized the portion of our Venator investment tax basis in excess of book that we ultimately expect to be able to utilize; therefore, no incremental tax benefit has been recognized on the year-to-date fair value losses incurred in 2020 or 2021. As a significant, unusual and non-operating item, these amounts were treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Huntsman Corporation

We recorded income tax (expense) benefit from continuing operations of $(76) million and $6 million for the six months ended June 30, 2021 and 2020, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

Huntsman International recorded income tax (expense) benefit from continuing operations of $(76) million and $6 million for the six months ended June 30, 2021 and 2020, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Basic and diluted earnings per share is determined using the following information (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Basic and diluted income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$155	$(67)	$237	$(139)
Basic and diluted net income:
Net income (loss) attributable to Huntsman Corporation	$156	$(62)	$239	$643
Denominator:
Weighted average shares outstanding	220.9	219.7	220.6	221.4
Dilutive shares:
Stock-based awards	2.0	—	2.1	—
Total weighted average shares outstanding, including dilutive shares	222.9	219.7	222.7	221.4

Additional stock-based awards of approximately 1.0 million and 6.6 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2021 and 2020, respectively, and approximately 1.4 and 6.3 million weighted average shares of stock were outstanding during the six months ended June 30, 2021 and 2020, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020 because the effect would be anti-dilutive.

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

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Polyurethanes	$1,155	$730	$2,223	$1,618
Performance Products	371	228	676	520
Advanced Materials	299	192	577	433
Textile Effects	207	102	400	282
Corporate and eliminations	(8)	(5)	(15)	(13)
Total	$2,024	$1,247	$3,861	$2,840

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$208	$31	$415	$115
Performance Products	88	29	151	87
Advanced Materials	58	30	102	78
Textile Effects	28	(4)	53	16
Corporate and other(2)	(48)	(32)	(98)	(77)
Total	334	54	623	219
Reconciliation of adjusted EBITDA to net income (loss):
Interest expense, net—continuing operations	(18)	(21)	(37)	(39)
Income tax (expense) benefit—continuing operations	(42)	13	(76)	6
Income tax expense—discontinued operations	—	(1)	—	(239)
Depreciation and amortization—continuing operations	(73)	(69)	(147)	(136)
Net income attributable to noncontrolling interests	16	3	33	6
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(5)	(8)	(14)	(21)
EBITDA from discontinued operations(3)	1	6	2	1,021
Fair value adjustments to Venator investment	(6)	4	(25)	(106)
Loss on early extinguishment of debt	(27)	—	(27)	—
Certain legal and other settlements and related expenses	(8)	(4)	(10)	(6)
Gain (loss) on sale of businesses/assets	30	(1)	30	1
Income from transition services arrangements	3	5	4	5
Certain nonrecurring information technology project implementation costs	(3)	(1)	(4)	(2)
Amortization of pension and postretirement actuarial losses	(21)	(19)	(43)	(37)
Plant incident remediation credits (costs)	3	(1)	(1)	(1)
Restructuring, impairment and plant closing and transition costs	(12)	(19)	(36)	(22)
Net income (loss)	$172	$(59)	$272	$649

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2021	2020	2021	2020
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$208	$31	$415	$115
Performance Products	88	29	151	87
Advanced Materials	58	30	102	78
Textile Effects	28	(4)	53	16
Corporate and other(2)	(46)	(30)	(93)	(74)
Total	336	56	628	222
Reconciliation of adjusted EBITDA to net income (loss):
Interest expense, net—continuing operations	(18)	(21)	(37)	(41)
Income tax (expense) benefit—continuing operations	(41)	13	(76)	6
Income tax expense—discontinued operations	—	(1)	—	(239)
Depreciation and amortization—continuing operations	(74)	(69)	(147)	(136)
Net income attributable to noncontrolling interests	16	3	33	6
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(5)	(8)	(14)	(21)
EBITDA from discontinued operations(3)	1	6	2	1,021
Fair value adjustments to Venator investment	(6)	4	(25)	(106)
Loss on early extinguishment of debt	(27)	—	(27)	—
Certain legal and other settlements and related expenses	(8)	(4)	(10)	(6)
Gain (loss) on sale of businesses/assets	30	(1)	30	1
Income from transition services arrangements	3	5	4	5
Certain nonrecurring information technology project implementation costs	(3)	(1)	(4)	(2)
Amortization of pension and postretirement actuarial losses	(22)	(21)	(45)	(39)
Plant incident remediation credits (costs)	3	(1)	(1)	(1)
Restructuring, impairment and plant closing and transition costs	(12)	(19)	(36)	(22)
Net income (loss)	$173	$(59)	$275	$648

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related expenses; (f) gain (loss) on sale of businesses/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation credits (costs); and (k) restructuring, impairment, plant closing and transition costs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues from continuing operations for the six months ended June 30, 2021 and 2020 were $3,861 million and $2,840 million, respectively.

Recent Developments

Senior Notes Refinancing

On May 26, 2021, Huntsman International completed a $400 million offering of its 2031 Senior Notes. On June 23, 2021, Huntsman International applied the net proceeds from the offering, along with cash on hand, to redeem in full $400 million in aggregate principal amount of its 2022 Senior Notes and to pay accrued but unpaid interest of approximately $2 million. In addition, we paid redemption premiums and related fees and expenses of approximately $25 million and recognized a corresponding loss on early extinguishment of debt of $26 million in the second quarter of 2021. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

Amendments to Accounts Receivable Securitization Programs

On July 1, 2021, we entered into amendments to our A/R Programs that, among other things, extended the scheduled termination dates of our A/R Programs to July 2024. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—A/R Programs” to our condensed consolidated financial statements.

Sale of India-Based Do-It-Yourself Consumer Adhesives Business

On November 3, 2020, we completed the sale of the India-based DIY business to Pidilite Industries Ltd. and received cash of approximately $257 million. Under the terms of the agreement, we may receive up to approximately $28 million of additional cash under an earnout provision if the business achieves within 18 months certain sales revenue targets in line with the DIY business' 2019 performance. The performance criteria of the earnout provision were satisfied in the second quarter of 2021, and we received the full payment of $28 million. As a result, we recognized an additional pretax gain of $28 million in the second quarter, which was recorded in gain on sale of India-based DIY business in our condensed consolidated statements of operations.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	Third quarter 2021 adjusted EBITDA estimated to be between $240 million and $260 million
●	Positive trends in construction, automotive and elastomer markets
●	Lower earnings contribution from non-controlling interests

Performance Products:

●	Third quarter 2021 adjusted EBITDA estimated to be between $75 million and $80 million
●	Volume growth year-over-year across core markets
●	More balanced Asia markets compared to second quarter of 2021

Advanced Materials:

●	Third quarter 2021 adjusted EBITDA estimated to be between $50 million and $55 million
●	Improving trends compared to prior year across all markets, including aerospace
●	Acquisitions additive to adjusted EBITDA with synergy capture on track

Textile Effects

●	Third quarter 2021 adjusted EBITDA estimated to be between $19 million and $22 million
●	Favorable trends in sustainable solutions

In the second quarter of 2021, our adjusted effective tax rate was 20%. For 2021, our adjusted effective tax rate is expected to be approximately 22% to 24%. We expect our forward adjusted effective tax rate will be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 18. Income Taxes” to our condensed consolidated financial statements.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Quarterly Report on Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2021	2020	Change	2021	2020	Change
Revenues	$2,024	$1,247	62%	$3,861	$2,840	36%
Cost of goods sold	1,593	1,085	47%	3,038	2,381	28%
Gross profit	431	162	166%	823	459	79%
Operating expenses, net	211	212	—	453	452	—
Restructuring, impairment and plant closing costs	11	19	(42)%	35	22	59%
Operating income (loss)	209	(69)	NM	335	(15)	NM
Interest expense, net	(18)	(21)	(14)%	(37)	(39)	(5)%
Equity in income of investment in unconsolidated affiliates	46	2	NM	84	4	NM
Fair value adjustments to Venator investment	(6)	4	NM	(25)	(106)	(76)%
Loss on early extinguishment of debt	(27)	—	NM	(27)	—	NM
Other income, net	9	7	29%	16	17	(6)%
Income (loss) from continuing operations before income taxes	213	(77)	NM	346	(139)	NM
Income tax (expense) benefit	(42)	13	NM	(76)	6	NM
Income (loss) from continuing operations	171	(64)	NM	270	(133)	NM
Income from discontinued operations, net of tax	1	5	(80)%	2	782	(100)%
Net income (loss)	172	(59)	NM	272	649	(58)%
Reconciliation of net income (loss) to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(3)	433%	(33)	(6)	450%
Interest expense, net from continuing operations	18	21	(14)%	37	39	(5)%
Income tax expense (benefit) from continuing operations	42	(13)	NM	76	(6)	NM
Income tax expense from discontinued operations	—	1	(100)%	—	239	(100)%
Depreciation and amortization of continuing operations	73	69	6%	147	136	8%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	5	8		14	21
EBITDA from discontinued operations(1)	(1)	(6)		(2)	(1,021)
Fair value adjustments to Venator investment	6	(4)		25	106
Loss on early extinguishment of debt	27	—		27	—
Certain legal and other settlements and related expenses	8	4		10	6
(Gain) loss on sale of businesses/assets	(30)	1		(30)	(1)
Income from transition services arrangements	(3)	(5)		(4)	(5)
Certain nonrecurring information technology project implementation costs	3	1		4	2
Amortization of pension and postretirement actuarial losses	21	19		43	37
Plant incident remediation (credits) costs	(3)	1		1	1
Restructuring, impairment and plant closing and transition costs	12	19		36	22
Adjusted EBITDA(2)	$334	$54	519%	$623	$219	184%

Net cash (used in) provided by operating activities from continuing operations				$(23)	$45	NM
Net cash (used in) provided by investing activities				(369)	1,152	NM
Net cash used in financing activities				(691)	(417)	66%
Capital expenditures				(174)	(116)	50%

Huntsman International

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2021	2020	Change	2021	2020	Change
Revenues	$2,024	$1,247	62%	$3,861	$2,840	36%
Cost of goods sold	1,593	1,085	47%	3,038	2,381	28%
Gross profit	431	162	166%	823	459	79%
Operating expenses, net	209	211	(1)%	448	449	—
Restructuring, impairment and plant closing costs	11	19	(42)%	35	22	59%
Operating income (loss)	211	(68)	NM	340	(12)	NM
Interest expense, net	(18)	(21)	(14)%	(37)	(41)	(10)%
Equity in income of investment in unconsolidated affiliates	46	2	NM	84	4	NM
Fair value adjustments to Venator investment	(6)	4	NM	(25)	(106)	(76)%
Loss on early extinguishment of debt	(27)	—	NM	(27)	—	NM
Other income, net	7	6	17%	14	15	(7)%
Income (loss) from continuing operations before income taxes	213	(77)	NM	349	(140)	NM
Income tax (expense) benefit	(41)	13	NM	(76)	6	NM
Income (loss) from continuing operations	172	(64)	NM	273	(134)	NM
Income from discontinued operations, net of tax	1	5	(80)%	2	782	(100)%
Net income (loss)	173	(59)	NM	275	648	(58)%
Reconciliation of net income (loss) to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(3)	433%	(33)	(6)	450%
Interest expense, net from continuing operations	18	21	(14)%	37	41	(10)%
Income tax expense (benefit) from continuing operations	41	(13)	NM	76	(6)	NM
Income tax expense from discontinued operations	—	1	(100)%	—	239	(100)%
Depreciation and amortization of continuing operations	74	69	7%	147	136	8%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	5	8		14	21
EBITDA from discontinued operations(1)	(1)	(6)		(2)	(1,021)
Fair value adjustments to Venator investment	6	(4)		25	106
Loss on early extinguishment of debt	27	—		27	—
Certain legal and other settlements and related expenses	8	4		10	6
(Gain) loss on sale of businesses/assets	(30)	1		(30)	(1)
Income from transition services arrangements	(3)	(5)		(4)	(5)
Certain nonrecurring information technology project implementation costs	3	1		4	2
Amortization of pension and postretirement actuarial losses	22	21		45	39
Plant incident remediation (credits) costs	(3)	1		1	1
Restructuring, impairment and plant closing and transition costs	12	19		36	22
Adjusted EBITDA(2)	$336	$56	500%	$628	$222	183%

Net cash (used in) provided by operating activities from continuing operations				$(23)	$44	NM
Net cash (used in) provided by investing activities				(377)	1,430	NM
Net cash used in financing activities				(690)	(695)	(1)%
Capital expenditures from continuing operations				(174)	(116)	50%

Huntsman Corporation

	Three months			Three months
	ended			ended
	June 30, 2021			June 30, 2020
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net income (loss) to adjusted net income
Net income (loss)			$172			$(59)
Net income attributable to noncontrolling interests			(16)			(3)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$5	$—	5	$8	$—	8
Income from discontinued operations(1)(4)	(1)	—	(1)	(6)	1	(5)
Fair value adjustments to Venator investment	6	—	6	(4)	—	(4)
Loss on early extinguishment of debt	27	(6)	21	—	—	—
Certain legal and other settlements and related expenses	8	(2)	6	4	(1)	3
(Gain) loss on sale of businesses/assets	(30)	4	(26)	1	—	1
Income from transition services arrangements	(3)	1	(2)	(5)	1	(4)
Certain nonrecurring information technology project implementation costs	3	(1)	2	1	—	1
Amortization of pension and postretirement actuarial losses	21	(5)	16	19	(4)	15
Plant incident remediation (credits) costs	(3)	1	(2)	1	—	1
Restructuring, impairment and plant closing and transition costs	12	(2)	10	19	(3)	16
Adjusted net income (loss)(2)			$191			$(30)

Weighted average shares-basic			220.9			219.7
Weighted average shares-diluted			222.9			219.7

Basic net income (loss) attributable to Huntsman Corporation per share:
Income (loss) from continuing operations			$0.71			$(0.30)
Income from discontinued operations			—			0.02
Net income (loss)			$0.71			$(0.28)

Diluted net income (loss) attributable to Huntsman Corporation per share:
Income (loss) from continuing operations			$0.70			$(0.30)
Income from discontinued operations			—			0.02
Net income (loss)			$0.70			$(0.28)

Other non-GAAP measures:
Diluted adjusted net income (loss) per share(2)			$0.86			$(0.14)

	Six months			Six months
	ended			ended
	June 30, 2021			June 30, 2020
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$272			$649
Net income attributable to noncontrolling interests			(33)			(6)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$14	$(2)	12	$21	$(3)	18
Income from discontinued operations(1)(4)	(2)	—	(2)	(1,021)	239	(782)
Fair value adjustments to Venator investment	25	—	25	106	—	106
Loss on early extinguishment of debt	27	(6)	21	—	—	—
Certain legal and other settlements and related expenses	10	(3)	7	6	(1)	5
Gain on sale of businesses/assets	(30)	4	(26)	(1)	—	(1)
Income from transition services arrangements	(4)	1	(3)	(5)	1	(4)
Certain nonrecurring information technology project implementation costs	4	(1)	3	2	—	2
Amortization of pension and postretirement actuarial losses	43	(10)	33	37	(8)	29
Plant incident remediation costs	1	—	1	1	—	1
Restructuring, impairment and plant closing and transition costs	36	(8)	28	22	(4)	18
Adjusted net income(2)			$338			$35

Weighted average shares-basic			220.6			221.4
Weighted average shares-diluted			222.7			221.4

Basic net income (loss) attributable to Huntsman Corporation per share:
Income (loss) from continuing operations			$1.07			$(0.63)
Income from discontinued operations			0.01			3.53
Net income			$1.08			$2.90

Diluted net income (loss) attributable to Huntsman Corporation per share:
Income (loss) from continuing operations			$1.06			$(0.63)
Income from discontinued operations			0.01			3.53
Net income			$1.07			$2.90

Other non-GAAP measures:
Diluted adjusted net income per share(2)			$1.52			$0.16

Net cash (used in) provided by operating activities from continuing operations			$(23)			$45
Capital expenditures from continuing operations			(174)			(116)
Free cash flow from continuing operations(2)			$(197)			$(71)

Other cash flow measure:
Taxes paid on sale of businesses(5)			$(3)			$(10)

NM—Not meaningful

(1)	Includes the gain on the sale of our Chemical Intermediates Businesses recognized predominantly in the first quarter of 2020.

(2)	See “—Non-GAAP Financial Measures.”

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

(5)

Represents the taxes paid in the second quarter of 2021 in connection with the earnout provision achieved under the terms of the sales agreement of the India-based DIY business and taxes paid in the first half of 2020 in connection with the sale of the Chemical Intermediates Businesses. For more information, see “Note 4. Discontinued Operations and Business Dispositions” to our condensed consolidated financial statements.

Non-GAAP Financial Measures

Our condensed consolidated financial statements are prepared in accordance with GAAP, which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and the reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures in their entirety and not to rely on any single financial measure. These non-GAAP measures exclude the impact of certain income and expenses that we do not believe are indicative of our core operating results.

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related expenses; (f) (gain) loss on sale of businesses/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation (credits) costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; and (k) restructuring, impairment and plant closing and transition (credits) costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net (loss) income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) income from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related expenses; (f) (gain) loss on sale of businesses/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation (credits) costs; and (k) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Adjusted Effective Tax Rate

We believe that the effective tax rate of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted effective tax rate. We believe our adjusted effective tax rate provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends. We do not provide reconciliations for adjusted effective tax rate on a forward-looking basis because we are unable to provide a meaningful or accurate calculation or estimation of reconciling items and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the timing and amount of certain items, such as business acquisition and integration expenses, merger costs, certain legal and other settlements and related costs, gains on sale of businesses/assets and amortization of pension and postretirement actuarial losses. Each of such adjustments has not yet occurred, is out of our control and/or cannot be reasonably predicted. For the same reasons, we are unable to address the probable significance of the unavailable information.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates Businesses and the results of our former polymers, base chemicals and Australian styrenics businesses for all periods presented. The increase of $222 million in net income from continuing operations attributable to Huntsman Corporation and the increase of $223 in net income from continuing operations attributable to Huntsman International was the result of the following items:

●

Revenues for the three months ended June 30, 2021 increased by $777 million, or 62%, as compared with the 2020 period. The increase was primarily due to higher sales volumes in all our segments and higher average selling prices in our Polyurethanes, Performance Products and Advanced Materials segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended June 30, 2021 increased by $269 million, or 166%, compared to the 2020 period. The increase resulted from higher gross profits in all our segments. See “—Segment Analysis” below.

●	Our operating expenses, net and the operating expenses, net of Huntsman International for the three months ended June 30, 2021 remained relatively flat compared to the 2020 period as an increase in selling, general and administrative expenses were largely offset by the pretax gain of $28 million recognized in connection with the earnout provision achieved under the terms of the sale agreement of the India-based DIY business.

●

Restructuring, impairment and plant closing costs for the three months ended June 30, 2021 decreased to $11 million from $19 million in the 2020 period. For more information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Equity in income of investment in unconsolidated affiliates for the three months ended June 30, 2021 increased to $46 million from $2 million in the 2020 period, primarily related to an increase in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

For the three months ended June 30, 2021, we recorded a net loss of $6 million in fair value adjustments to our investment in Venator and related option to sell our remaining Venator shares compared to a gain of $4 million in the 2020 period. See “Note 4. Business Dispositions—Sale of Venator Interest” to our condensed consolidated financial statements.

●

Loss on early extinguishment of debt for the three months ended June 30, 2021 was $27 million compared to nil in the 2020 period primarily due to the full redemption of our 2022 Senior Notes in the second quarter of 2021. See “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

●

Our income tax expense for the three months ended June 30, 2021 increased to $42 million from an income tax benefit of $13 million in the 2020 period. The income tax expense of Huntsman International for the three months ended June 30, 2021 increased to $41 million from an income tax benefit of $13 million in the 2020 period. The increase in income tax expense was primarily due to the increase in pretax income, exclusive of the fair value adjustments to our investment in Venator. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Three months		Percent
	ended		Change
	June 30,		Favorable
(Dollars in millions)	2021	2020	(Unfavorable)
Revenues
Polyurethanes	$1,155	$730	58%
Performance Products	371	228	63%
Advanced Materials	299	192	56%
Textile Effects	207	102	103%
Corporate and eliminations	(8)	(5)	NM
Total	$2,024	$1,247	62%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$208	$31	571%
Performance Products	88	29	203%
Advanced Materials	58	30	93%
Textile Effects	28	(4)	NM
Corporate and other	(48)	(32)	(50)%
Total	$334	$54	519%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$208	$31	571%
Performance Products	88	29	203%
Advanced Materials	58	30	93%
Textile Effects	28	(4)	NM
Corporate and other	(46)	(30)	(53)%
Total	$336	$56	500%

NM—Not meaningful

(1)

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended June 30, 2021 vs 2020
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	35%	6%	4%	13%
Performance Products	39%	6%	(7)%	25%
Advanced Materials	8%	7%	16%	25%
Textile Effects	(11)%	8%	14%	92%

	Three months ended June 30, 2021 vs March 31, 2021
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	6%	(1)%	(2)%	5%
Performance Products	19%	—	(1)%	4%
Advanced Materials	9%	(1)%	7%	(7)%
Textile Effects	9%	—	(1)%	(1)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended June 30, 2021 compared to the same period of 2020 was largely due to higher MDI average selling prices and higher sales volumes. MDI average selling prices increased mostly in China and Europe. Sales volumes increased primarily due to stronger demand in relation to the ongoing recovery from the global economic slowdown, partially offset by the scheduled turnaround at our Rotterdam, Netherlands facility. The increase in segment adjusted EBITDA was primarily due to higher MDI margins resulting from higher MDI pricing and higher sales volumes as well as stronger earnings from our PO/MTBE joint venture in China, partially offset by higher raw material costs.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended June 30, 2021 compared to the same period of 2020 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to stronger demand in relation to the ongoing recovery from the global economic slowdown as well as in response to an increase in raw material costs. Sales volumes also increased primarily due to stronger demand. The increase in segment adjusted EBITDA was primarily due to increased revenue and margins, partially offset by increased fixed costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher sales volumes, higher average selling prices and the favorable net impact of the CVC Thermoset Specialties Acquisition, the Gabriel Acquisition and the sale of the India-based DIY business. See “Note 3. Business Combinations and Acquisitions” and “Note 4. Discontinued Operations and Business Dispositions” to our condensed consolidated financial statements. Excluding our recent acquisitions and divestiture and with the exception of our global aerospace business, sales volumes increased across all of our specialty markets, primarily in relation to the ongoing recovery from the global economic slowdown. Average selling prices increased largely due to the impact of a weaker U.S. dollar against major international currencies and in response to higher raw material costs. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and the benefit from our recent acquisitions.

Textile Effects

The increase in revenues in our Textile Effects segment for the three months ended June 30, 2021 compared to the same period of 2020 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased primarily due to increased demand resulting from the ongoing recovery from the global economic slowdown, particularly in Asia. The increase in segment adjusted EBITDA was primarily due to higher sales revenues.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2021, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $16 million to a loss of $48 million from a loss of $32 million for the same period of 2020. For the three months ended June 30, 2021, adjusted EBITDA from Corporate and other for Huntsman International decreased by $16 million to a loss of $46 million from a loss of $30 million for the same period of 2020. The decrease in adjusted EBITDA from Corporate and other was primarily due to a charge from a LIFO inventory valuation reserve adjustment and an increase in corporate overhead costs.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates and Businesses and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The increase of $376 million in net income from continuing operations attributable to Huntsman Corporation and the increase of $380 in net income from continuing operations attributable to Huntsman International was the result of the following items:

●

Revenues for the six months ended June 30, 2021 increased by $1,021 million, or 36%, as compared with the 2020 period. The increase was primarily due to higher sales volumes in all our segments and higher average selling prices in our Polyurethanes, Performance Products and Advanced Materials segments. See “—Segment Analysis” below.

●

Gross profit for the six months ended June 30, 2021 increased by $364 million, or 79%, compared to the 2020 period. The increase resulted from higher gross profits in all our segments. See “—Segment Analysis” below.

●	Our operating expenses, net and the operating expenses, net of Huntsman International for the six months ended June 30, 2021 remained relatively flat compared to the 2020 period as an increase in selling, general and administrative expenses were largely offset by the pretax gain of $28 million recognized in connection with the earnout provision achieved under the terms of the sale agreement of the India-based DIY business.

●

Restructuring, impairment and plant closing costs for the six months ended June 30, 2021 increased to $35 million from $22 million in the 2020 period. For more information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Equity in income of investment in unconsolidated affiliates for the six months ended June 30, 2021 increased to $84 million from $4 million in the 2020 period, primarily related to an increase in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

For the six months ended June 30, 2021, we recorded a net loss of $25 million in fair value adjustments to our investment in Venator and related option to sell our remaining Venator shares compared to a loss of $106 million in the 2020 period. See “Note 4. Business Dispositions—Sale of Venator Interest” to our condensed consolidated financial statements.

●

Loss on early extinguishment of debt for the six months ended June 30, 2021 was $27 million compared to nil in the 2020 period primarily due to the full redemption of our 2022 Senior Notes in the second quarter of 2021. See “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

●

Our income tax expense and the income tax expense of Huntsman International for the six months ended June 30, 2021 both increased to $76 million from an income tax benefit of $6 million in the 2020 period. The increase in income tax expense was primarily due to the increase in pretax income, exclusive of the fair value adjustments to our investment in Venator. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Six months		Percent
	ended		Change
	June 30,		Favorable
	2021	2020	(Unfavorable)
Revenues
Polyurethanes	$2,223	$1,618	37%
Performance Products	676	520	30%
Advanced Materials	577	433	33%
Textile Effects	400	282	42%
Corporate and eliminations	(15)	(13)	NM
Total	$3,861	$2,840	36%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$415	$115	261%
Performance Products	151	87	74%
Advanced Materials	102	78	31%
Textile Effects	53	16	231%
Corporate and other	(98)	(77)	27%
Total	$623	$219	184%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$415	$115	261%
Performance Products	151	87	74%
Advanced Materials	102	78	31%
Textile Effects	53	16	231%
Corporate and other	(93)	(74)	26%
Total	$628	$222	183%

NM—Not meaningful

(1)

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Six months ended June 30, 2021 vs June 30, 2020
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	26%	5%	—	6%
Performance Products	21%	5%	(5)%	9%
Advanced Materials	5%	5%	6%	17%
Textile Effects	(8)%	4%	6%	40%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the six months ended June 30, 2021 compared to the same period of 2020 was largely due to higher MDI average selling prices and higher sales volumes. MDI average selling prices increased mostly in China and Europe. Sales volumes increased primarily due to stronger demand in relation to the ongoing recovery from the global economic slowdown, partially offset by the scheduled turnaround at our Rotterdam, Netherlands facility. The increase in segment adjusted EBITDA was primarily due to higher MDI margins resulting from higher MDI pricing and higher sales volumes as well as stronger earnings from our PO/MTBE joint venture in China, partially offset by higher raw material costs

Performance Products

The increase in revenues in our Performance Products segment for the six months ended June 30, 2021 compared to the same period of 2020 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to stronger demand in relation to the ongoing recovery from the global economic slowdown as well as in response to an increase in raw material costs. Sales volumes also increased primarily due to stronger demand, in spite of the U.S. Gulf Coast Winter Storm Uri production outages and supplier raw materials shortages that occurred in the first quarter of 2021. The increase in segment adjusted EBITDA was primarily due to increased revenue and margins.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher sales volumes, higher average selling prices and the favorable net impact of the CVC Thermoset Specialties Acquisition, the Gabriel Acquisition and the sale of the India-based DIY business. See “Note 3. Business Combinations and Acquisitions” and “Note 4. Discontinued Operations and Business Dispositions” to our condensed consolidated financial statements. Excluding our recent acquisitions and divestiture and with the exception of our global aerospace business, sales volumes increased across all markets, primarily in relation to the ongoing recovery from the global economic slowdown. Average selling prices increased largely due to the impact of a weaker U.S. dollar against major international currencies and in response to higher raw material costs. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and the benefit from our recent acquisitions.

Textile Effects

The increase in revenues in our Textile Effects segment for the six months ended June 30, 2021 compared to the same period of 2020 was due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased primarily due to increased demand resulting from the ongoing recovery from the global economic slowdown, particularly in Asia. The increase in segment adjusted EBITDA was primarily due to higher sales revenues and lower costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2021, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $21 million to a loss of $98 million from a loss of $77 million for the same period of 2020. For the six months ended June 30, 2021, adjusted EBITDA from Corporate and other for Huntsman International decreased by $19 million to a loss of $93 million from a loss of $74 million for the same period of 2020. The decrease in adjusted EBITDA from Corporate and other was primarily due to a charge from a LIFO inventory valuation reserve adjustment and an increase in corporate overhead costs.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Net cash (used in) provided by operating activities from continuing operations for the six months ended June 30, 2021 and 2020 was $(23) million and $45 million, respectively. The increase in net cash used in operating activities from continuing operations during the six months ended June 30, 2021 compared with the same period in 2020 was primarily attributable to a $386 million unfavorable variance in operating assets and liabilities, partially offset by increased operating income as described in “—Results of Operations” above for the six months ended June 30, 2021 as compared with the same period of 2020.

Net cash (used in) provided by investing activities for the six months ended June 30, 2021 and 2020 was $(369) million and $1,152 million, respectively. During the six months ended June 30, 2021 and 2020, we paid $174 million and $116 million for capital expenditures, respectively. During the six months ended June 30, 2021, we received $43 million for the sale of businesses primarily due to the receipt of $28 million pursuant to an earnout provision in connection with the sale of our India-based DIY business, and we paid approximately $242 million for the Gabriel Acquisition, net of cash acquired. During the six months ended June 30, 2020, we received approximately $1.92 billion for the sale of our Chemical Intermediates Businesses, and we paid $652 million in connection with the Icynene-Lapolla Acquisition and the CVC Thermoset Specialties Acquisition.

Net cash used in financing activities for the six months ended June 30, 2021 and 2020 was $691 million and $417 million, respectively. During the six months ended June 30, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes, and we redeemed in full $400 million in aggregate principal amount of our 2022 Senior Notes. Additionally, during the six months ended June 30, 2021, we issued $400 million in aggregate principal amount of our 2031 Senior Notes. During the six months ended June 30, 2020, we repaid a total of $172 million on our Revolving Credit facility and repurchased common stock for $96 million.

Free cash flow from continuing operations for the six months ended June 30, 2021 and 2020 was a use of cash of $197 million and $71 million, respectively.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	June 30,	Less		December 31,	(Decrease)	Percent
	2021	Acquisition(1)	Subtotal	2020	Increase	Change
Cash and cash equivalents	$510	$(9)	$501	$1,593	$(1,092)	(69)%
Accounts and notes receivable, net	1,122	(13)	1,109	910	199	22%
Inventories	1,193	(26)	1,167	848	319	38%
Other current assets	209	—	209	217	(8)	(4)%
Total current assets	3,034	(48)	2,986	3,568	(582)	(16)%
Accounts payable	1,041	(7)	1,034	876	158	18%
Accrued liabilities	480	(2)	478	458	20	4%
Current portion of debt	44	—	44	593	(549)	(93)%
Current operating lease liabilities	49	—	49	52	(3)	(6)%
Total current liabilities	1,614	(9)	1,605	1,979	(374)	(19)%
Working capital	$1,420	$(39)	$1,381	$1,589	$(208)	(13)%

(1)

Represents amounts related to the Gabriel Acquisition. For more information, see “Note 3. Business Combinations and Acquisitions—Acquisition of Gabriel Performance Products” to our condensed consolidated financial statements.

Our working capital decreased by $208 million as a result of the net impact of the following significant changes:

●	The decrease in cash and cash equivalents of $1,092 million resulted from the matters identified on our condensed consolidated statements of cash flows.

●	Accounts receivable increased by $199 million due to higher revenues in the second quarter of 2021 compared to the fourth quarter of 2020.

●	Inventories increased by $319 million primarily due to higher inventory costs and volumes.

●	Accounts payable increased by $158 million primarily due to higher inventory purchases.

●	Current portion of debt decreased by $549 million primarily due to the redemption of our 2021 Senior Notes in the first half of 2021.

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

We depend upon our cash, Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2021, we had $1,943 million of combined cash and unused borrowing capacity, consisting of $510 million in cash, $1,196 million in availability under our Revolving Credit Facility and $237 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $373 million for the six months ended June 30, 2021, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●

During 2021, we expect to spend approximately $355 million to $360 million on capital expenditures, including spending of approximately $100 million on a new MDI splitter in Geismar, Louisiana. We expect to fund capital expenditures with cash provided by operations.

●

During the six months ended June 30, 2021, we made contributions to our pension and postretirement benefit plans of $28 million. During 2021, we expect to contribute an additional amount of approximately $29 million to these plans.

Long-Term Liquidity

●	On April 28, 2021, our Board of Directors declared a $0.1875 per share cash dividend on our common stock. This represents a 15% increase from the previous dividend. We expect to distribute an additional $5.5 million in dividends each quarter related to this dividend increase.

●	On May 26, 2021, Huntsman International completed a $400 million offering of its 2031 Senior Notes. On June 23, 2021, Huntsman International applied the net proceeds from the offering, along with cash on hand, to redeem in full the $400 million in aggregate principal amount of its 2022 Senior Notes. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

●	On July 1, 2021, we entered into amendments to our A/R Programs that, among other things, extended the scheduled termination dates of our A/R Programs to July 2024.

●

On a new MDI splitter being constructed in Geismar, Louisiana, we expect to spend approximately $75 million in the remainder of 2021 and 2022. We expect to fund capital expenditures with cash provided by operations.

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

As of June 30, 2021, we had $44 million classified as current portion of debt, including debt at our variable interest entities of $41 million and certain other short-term facilities and scheduled amortization payments totaling $3 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of June 30, 2021, we had approximately $338 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends, which dividends would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to certain foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Rockwood Litigation

On February 6, 2017, we filed a lawsuit in New York state court against Rockwood Holdings, Inc. (“Rockwood”), Albemarle Corporation (as Rockwood’s successor) and certain former Rockwood executives to recover damages for fraud and breach of contract. During the commissioning of a new production facility in Augusta, Georgia (the “Augusta Facility”) for the synthesis of iron oxide pigments, the Augusta Facility experienced delays producing products at the expected specifications and quantities, raising questions regarding the capabilities of the technology we acquired from Rockwood in October 2014. In May 2018, a plan was implemented to cease using certain portions of the Augusta Facility, and we incurred significant restructuring expenses. We are seeking various forms of legal remedy, including compensatory damages, punitive damages, expectation damages, consequential damages and restitution. The case was arbitrated in May 2021 and closing arguments were held at the end of July. We expect a decision during the third quarter of 2021.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2021.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
April	130	$28.67	—	$420,000,000
May	96	28.67	—	420,000,000
June	298	28.14	—	420,000,000
Total	524	28.37	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an aggregate of $1 billion in shares of our common stock. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2020, we repurchased 5,364,519 shares of our common stock for approximately $96 million, excluding commissions, under the repurchase program. Subsequent to the end of the first quarter of 2020, we suspended share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
10.1	*	Master Amendment No. 10 to U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of July 1, 2021
10.2	*	Amended and Restated European Receivables Loan Agreement, dated as of July 1, 2021
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2021	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ RANDY W. WRIGHT
Randy W. Wright
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)