Form 10-Q
period 2021-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2021-10-29
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On October 20, 2021, 218,030,754 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED September 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents(a)	$505	$1,593
Accounts and notes receivable (net of allowance for doubtful accounts of $25 and $26, respectively), ($336 and $198 pledged as collateral, respectively)(a)	1,216	902
Accounts receivable from affiliates	23	8
Inventories(a)	1,174	848
Other current assets	196	217
Total current assets	3,114	3,568
Property, plant and equipment, net(a)	2,540	2,505
Investment in unconsolidated affiliates	466	373
Intangible assets, net	404	453
Goodwill	741	533
Deferred income taxes	281	288
Operating lease right-of-use assets	418	445
Other noncurrent assets(a)	605	548
Total assets	$8,569	$8,713

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$955	$842
Accounts payable to affiliates	30	34
Accrued liabilities(a)	569	458
Current portion of debt(a)	16	593
Current operating lease liabilities(a)	54	52
Total current liabilities	1,624	1,979
Long-term debt(a)	1,567	1,528
Deferred income taxes	201	212
Noncurrent operating lease liabilities(a)	383	411
Other noncurrent liabilities(a)	840	910
Total liabilities	4,615	5,040
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 259,468,984 and 258,520,411 shares issued and 217,028,320 and 220,046,262 shares outstanding, respectively	3	3
Additional paid-in capital	4,096	4,048
Treasury stock, 42,448,875 and 38,477,091 shares, respectively	(833)	(731)
Unearned stock-based compensation	(30)	(19)
Retained earnings	1,881	1,564
Accumulated other comprehensive loss	(1,338)	(1,346)
Total Huntsman Corporation stockholders’ equity	3,779	3,519
Noncontrolling interests in subsidiaries	175	154
Total equity	3,954	3,673
Total liabilities and equity	$8,569	$8,713

(a)

At September 30, 2021 and December 31, 2020, respectively, $31 and $2 of cash and cash equivalents, $10 and $6 of accounts and notes receivable (net), $52 and $38 of inventories, $161 and $167 of property, plant and equipment (net), $23 each of other noncurrent assets, $144 and $119 of accounts payable, $13 each of accrued liabilities, $13 and $47 of current portion of debt, $6 and $5 of current operating lease liabilities, $53 and $3 of long-term debt, $22 and $17 of noncurrent operating lease liabilities and $76 and $82 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Trade sales, services and fees, net	$2,230	$1,487	$6,006	$4,262
Related party sales	55	23	140	88
Total revenues	2,285	1,510	6,146	4,350
Cost of goods sold	1,802	1,231	4,840	3,612
Gross profit	483	279	1,306	738
Operating expenses:
Selling, general and administrative	204	178	620	563
Research and development	38	33	113	101
Restructuring, impairment and plant closing (credits) costs	(1)	12	34	34
Gain on sale of India-based DIY business	—	—	(28)	—
Other operating income, net	(3)	(3)	(13)	(4)
Total operating expenses	238	220	726	694
Operating income	245	59	580	44
Interest expense, net	(15)	(24)	(52)	(63)
Equity in income of investment in unconsolidated affiliates	34	21	118	25
Fair value adjustments to Venator investment	(3)	6	(28)	(100)
Loss on early extinguishment of debt	—	—	(27)	—
Other income, net	7	10	23	27
Income (loss) from continuing operations before income taxes	268	72	614	(67)
Income tax expense	(38)	(15)	(114)	(9)
Income (loss) from continuing operations	230	57	500	(76)
(Loss) income from discontinued operations, net of tax	(5)	—	(3)	782
Net income	225	57	497	706
Net income attributable to noncontrolling interests	(16)	(9)	(49)	(15)
Net income attributable to Huntsman Corporation	$209	$48	$448	$691

Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.97	$0.22	$2.04	$(0.41)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.02)	—	(0.01)	3.54
Net income attributable to Huntsman Corporation common stockholders	$0.95	$0.22	$2.03	$3.13
Weighted average shares	219.4	219.8	220.2	220.8

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.96	$0.22	$2.03	$(0.41)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.02)	—	(0.01)	3.54
Net income attributable to Huntsman Corporation common stockholders	$0.94	$0.22	$2.02	$3.13
Weighted average shares	221.3	221.3	222.2	220.8

Amounts attributable to Huntsman Corporation common stockholders:
Income (loss) from continuing operations	$214	$48	$451	$(91)
(Loss) income from discontinued operations, net of tax	(5)	—	(3)	782
Net income	$209	$48	$448	$691

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$225	$57	$497	$706
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(36)	14	(42)	(42)
Pension and other postretirement benefits adjustments	17	14	52	78
Other comprehensive (loss) income, net of tax	(19)	28	10	36
Comprehensive income	206	85	507	742
Comprehensive income attributable to noncontrolling interests	(17)	(12)	(51)	(18)
Comprehensive income attributable to Huntsman Corporation	$189	$73	$456	$724

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2021	220,046,262	$3	$4,048	$(731)	$(19)	$1,564	$(1,346)	$154	$3,673
Net income	—	—	—	—	—	83	—	17	100
Other comprehensive loss	—	—	—	—	—	—	(13)	—	(13)
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	664,818	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	2	—	6	—	—	—	8
Repurchase and cancellation of stock awards	(202,961)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	204,005	—	5	—	—	(2)	—	—	3
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(36)	—	—	(36)
Balance, March 31, 2021	220,712,124	$3	$4,085	$(731)	$(38)	$1,603	$(1,359)	$171	$3,734
Net income	—	—	—	—	—	156	—	16	172
Other comprehensive income	—	—	—	—	—	—	41	1	42
Vesting of stock awards	3,732	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(19,912)	—	—	—	—	(1)	—	—	(1)
Stock options exercised	263,962	—	6	—	—	(3)	—	—	3
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(30)	(30)
Dividends declared on common stock ($0.1875 per share)	—	—	—	—	—	(41)	—	—	(41)
Balance, June 30, 2021	220,959,906	$3	$4,093	$(731)	$(34)	$1,714	$(1,318)	$158	$3,885
Net income	—	—	—	—	—	209	—	16	225
Other comprehensive (loss) income	—	—	—	—	—	—	(20)	1	(19)
Issuance of nonvested stock awards	—	—	1	—	(1)	—	—	—	—
Vesting of stock awards	7,695	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	1	—	5	—	—	—	6
Repurchase and cancellation of stock awards	(1,869)	—	—	—	—	—	—	—	—
Stock options exercised	34,372	—	1	—	—	—	—	—	1
Treasury stock repurchased	(3,971,784)	—	—	(102)	—	—	—	—	(102)
Dividends declared on common stock ($0.1875 per share)	—	—	—	—	—	(42)	—	—	(42)
Balance, September 30, 2021	217,028,320	$3	$4,096	$(833)	$(30)	$1,881	$(1,338)	$175	$3,954

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2021	2020
Operating Activities:
Net income	$497	$706
Less: Loss (income) from discontinued operations, net of tax	3	(782)
Income (loss) from continuing operations	500	(76)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(118)	(25)
Unrealized losses on fair value adjustments to Venator investment	28	100
Cash received from return on investment in unconsolidated subsidiary	31	18
Depreciation and amortization	219	206
Noncash lease expense	46	46
Gain on disposal of businesses/assets	(28)	—
Loss on early extinguishment of debt	27	—
Noncash restructuring and impairment charges	14	5
Deferred income taxes	(22)	(16)
Stock-based compensation	24	20
Other, net	(4)	4
Changes in operating assets and liabilities:
Accounts and notes receivable	(342)	103
Inventories	(329)	154
Prepaid expenses	31	23
Other current assets	(11)	4
Other noncurrent assets	(84)	(47)
Accounts payable	125	(85)
Accrued liabilities	88	(22)
Taxes paid on sale of Chemical Intermediates Businesses	—	(188)
Other noncurrent liabilities	(32)	(114)
Net cash provided by operating activities from continuing operations	163	110
Net cash used in operating activities from discontinued operations	(1)	(22)
Net cash provided by operating activities	162	88

Investing Activities:
Capital expenditures	(250)	(170)
Cash received from sale of businesses	43	1,923
Acquisition of businesses, net of cash acquired	(245)	(653)
Insurance proceeds for recovery of property damage	3	—
Other, net	10	5
Net cash (used in) provided by investing activities	(439)	1,105

(Continued)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months
	ended
	September 30,
	2021	2020
Financing Activities:
Net borrowings (repayments) on revolving loan facilities	$8	$(153)
Proceeds from issuance of long-term debt	427	—
Repayments of long-term debt	(965)	(17)
Repayments of short-term debt	—	(109)
Repayments of notes payable	—	(32)
Debt issuance costs paid	(4)	—
Dividends paid to noncontrolling interests	(30)	(24)
Dividends paid to common stockholders	(119)	(109)
Repurchase and cancellation of awards	(7)	(7)
Proceeds from issuance of common stock	7	2
Repurchase of common stock	(102)	(96)
Costs of early extinguishment of debt	(26)	—
Other, net	2	(1)
Net cash used in financing activities	(809)	(546)
Effect of exchange rate changes on cash	(2)	(4)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,088)	643
Cash, cash equivalents and restricted cash at beginning of period	1,593	525
Cash, cash equivalents and restricted cash at end of period	$505	$1,168

Supplemental cash flow information:
Cash paid for interest	$57	$49
Cash paid for income taxes	83	242

For both September 30, 2021 and 2020, the amount of capital expenditures in accounts payable was $54 million. For the nine months ended September 30, 2021, the amount of cash paid for taxes in connection with the earnout provision achieved under the terms of the sales agreement of the India-based do-it-yourself (“DIY”) business was $3 million. See “Note 4. Discontinued Operations and Business Dispositions—Sale of India-Based Do-It-Yourself Consumer Adhesives Business.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents(a)	$505	$1,591
Accounts and notes receivable (net of allowance for doubtful accounts of $25 and $26, respectively), ($336 and $198 pledged as collateral, respectively)(a)	1,216	902
Accounts receivable from affiliates	167	47
Inventories(a)	1,174	848
Other current assets	194	223
Total current assets	3,256	3,611
Property, plant and equipment, net(a)	2,540	2,505
Investment in unconsolidated affiliates	466	373
Intangible assets, net	404	453
Goodwill	741	533
Deferred income taxes	281	288
Operating lease right-of-use assets	418	445
Other noncurrent assets(a)	604	548
Total assets	$8,710	$8,756

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$954	$842
Accounts payable to affiliates	32	36
Accrued liabilities(a)	559	455
Current portion of debt(a)	16	593
Current operating lease liabilities(a)	54	52
Total current liabilities	1,615	1,978
Long-term debt(a)	1,567	1,528
Deferred income taxes	203	214
Noncurrent operating lease liabilities(a)	383	411
Other noncurrent liabilities(a)	831	900
Total liabilities	4,599	5,031
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,724	3,701
Retained earnings	1,536	1,203
Accumulated other comprehensive loss	(1,324)	(1,333)
Total Huntsman International LLC members’ equity	3,936	3,571
Noncontrolling interests in subsidiaries	175	154
Total equity	4,111	3,725
Total liabilities and equity	$8,710	$8,756

(a)

At September 30, 2021 and December 31, 2020, respectively, $31 and $2 of cash and cash equivalents, $10 and $6 of accounts and notes receivable (net), $52 and $38 of inventories, $161 and $167 of property, plant and equipment (net), $23 each of other noncurrent assets, $144 and $119 of accounts payable, $13 each of accrued liabilities, $13 and $47 of current portion of debt, $6 and $5 of current operating lease liabilities, $53 and $3 of long-term debt, $22 and $17 of noncurrent operating lease liabilities and $76 and $82 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Trade sales, services and fees, net	$2,230	$1,487	$6,006	$4,262
Related party sales	55	23	140	88
Total revenues	2,285	1,510	6,146	4,350
Cost of goods sold	1,802	1,231	4,840	3,612
Gross profit	483	279	1,306	738
Operating expenses:
Selling, general and administrative	203	177	614	559
Research and development	38	33	113	101
Restructuring, impairment and plant closing (credits) costs	(1)	12	34	34
Gain on sale of India-based DIY business	—	—	(28)	—
Other operating income, net	(3)	(3)	(13)	(4)
Total operating expenses	237	219	720	690
Operating income	246	60	586	48
Interest expense, net	(15)	(24)	(52)	(65)
Equity in income of investment in unconsolidated affiliates	34	21	118	25
Fair value adjustments to Venator investment	(3)	6	(28)	(100)
Loss on early extinguishment of debt	—	—	(27)	—
Other income, net	7	10	21	25
Income (loss) from continuing operations before income taxes	269	73	618	(67)
Income tax expense	(39)	(15)	(115)	(9)
Income (loss) from continuing operations	230	58	503	(76)
(Loss) income from discontinued operations, net of tax	(5)	—	(3)	782
Net income	225	58	500	706
Net income attributable to noncontrolling interests	(16)	(9)	(49)	(15)
Net income attributable to Huntsman International LLC	$209	$49	$451	$691

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$225	$58	$500	$706
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustment	(36)	15	(42)	(42)
Pension and other postretirement benefits adjustments	17	14	53	80
Other comprehensive (loss) income, net of tax	(19)	29	11	38
Comprehensive income	206	87	511	744
Comprehensive income attributable to noncontrolling interests	(17)	(12)	(51)	(18)
Comprehensive income attributable to Huntsman International LLC	$189	$75	$460	$726

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2021	2,728	$3,701	$1,203	$(1,333)	$154	$3,725
Net income	—	—	85	—	17	102
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive loss	—	—	—	(12)	—	(12)
Contribution from parent	—	8	—	—	—	8
Balance, March 31, 2021	2,728	$3,709	$1,252	$(1,345)	$171	$3,787
Net income	—	—	157	—	16	173
Dividends paid to parent	—	—	(41)	—	—	(41)
Other comprehensive income	—	—	—	41	1	42
Contribution from parent	—	7	—	—	—	7
Dividends declared to noncontrolling interests	—	—	—	—	(30)	(30)
Balance, June 30, 2021	2,728	$3,716	$1,368	$(1,304)	$158	$3,938
Net income	—	—	209	—	16	225
Dividends paid to parent	—	—	(41)	—	—	(41)
Other comprehensive (loss) income	—	—	—	(20)	1	(19)
Contribution from parent	—	8	—	—	—	8
Balance, September 30, 2021	2,728	$3,724	$1,536	$(1,324)	$175	$4,111

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2020	2,728	$3,675	$312	$(1,352)	$137	$2,772
Net income	—	—	704	—	3	707
Dividends paid to parent	—	—	(37)	—	—	(37)
Other comprehensive loss	—	—	—	(20)	—	(20)
Contribution from parent	—	6	—	—	—	6
Balance, March 31, 2020	2,728	$3,681	$979	$(1,372)	$140	$3,428
Net (loss) income	—	—	(62)	—	3	(59)
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive income	—	—	—	29	—	29
Contribution from parent	—	7	—	—	—	7
Balance, June 30, 2020	2,728	$3,688	$881	$(1,343)	$143	$3,369
Net income	—	—	49	—	9	58
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive income	—	—	—	26	3	29
Contribution from parent	—	6	—	—	—	6
Balance, September 30, 2020	2,728	$3,694	$894	$(1,317)	$155	$3,426

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2021	2020
Operating Activities:
Net income	$500	$706
Less: Loss (income) from discontinued operations, net of tax	3	(782)
Income (loss) from continuing operations	503	(76)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(118)	(25)
Unrealized losses on fair value adjustments to Venator investment	28	100
Cash received from return on investment in unconsolidated subsidiary	31	18
Depreciation and amortization	219	206
Noncash lease expense	46	46
Gain on disposal of businesses/assets	(28)	—
Loss on early extinguishment of debt	27	—
Noncash restructuring and impairment charges	14	5
Deferred income taxes	(22)	(17)
Noncash compensation	23	19
Other, net	(6)	8
Changes in operating assets and liabilities:
Accounts and notes receivable	(342)	103
Inventories	(329)	154
Prepaid expenses	32	24
Other current assets	(4)	11
Other noncurrent assets	(84)	(47)
Accounts payable	124	(87)
Accrued liabilities	82	(29)
Taxes paid on sale of Chemical Intermediates Businesses	—	(188)
Other noncurrent liabilities	(29)	(112)
Net cash provided by operating activities from continuing operations	167	113
Net cash used in operating activities from discontinued operations	(1)	(22)
Net cash provided by operating activities	166	91

Investing Activities:
Capital expenditures	(250)	(170)
Cash received from sale of businesses	43	1,923
Acquisition of businesses, net of cash acquired	(245)	(653)
(Increase) decrease in receivable from affiliate	(105)	275
Insurance proceeds for recovery of property damage	3	—
Other, net	10	4
Net cash (used in) provided by investing activities	(544)	1,379

(Continued)

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Millions)

	Nine months
	ended
	September 30,
	2021	2020
Financing Activities:
Net borrowings (repayments) on revolving loan facilities	$8	$(153)
Proceeds from issuance of long-term debt	427	—
Repayments of long-term debt	(965)	(17)
Repayments of short-term debt	—	(109)
Repayments of notes payable to affiliate	—	(380)
Repayments of notes payable	—	(32)
Debt issuance costs paid	(4)	—
Dividends paid to noncontrolling interests	(30)	(23)
Dividends paid to parent	(118)	(109)
Costs of early extinguishment of debt	(26)	—
Other, net	2	(1)
Net cash used in financing activities	(706)	(824)
Effect of exchange rate changes on cash	(2)	(4)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,086)	642
Cash, cash equivalents and restricted cash at beginning of period	1,591	525
Cash, cash equivalents and restricted cash at end of period	$505	$1,167

Supplemental cash flow information:
Cash paid for interest	$57	$49
Cash paid for income taxes	83	242

For both September 30, 2021 and 2020, the amount of capital expenditures in accounts payable was $54 million. For the nine months ended September 30, 2021, the amount of cash paid for taxes in connection with the earnout provision achieved under the terms of the sales agreement of the India-based DIY business was $3 million. See “Note 4. Discontinued Operations and Business Dispositions—Sale of India-Based Do-It-Yourself Consumer Adhesives Business.”

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

Recent Developments

Amendments to Accounts Receivable Securitization Programs

On July 1, 2021, we entered into amendments to our U.S. accounts receivable securitization program (“U.S. A/R Program”) and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) that, among other things, extended the scheduled termination dates of our A/R Programs from April 2022 to July 2024. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—A/R Programs.”

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

3. BUSINESS COMBINATIONS AND ACQUISITIONS

Acquisition of gaBRIEL Performance Products

On January 15, 2021, we completed the acquisition of Gabriel Performance Products, a North American specialty chemical manufacturer of specialty additives and epoxy curing agents for the coatings, adhesives, sealants and composite end-markets (“Gabriel Acquisition”), from funds affiliated with Audax Private Equity in an all-cash transaction of approximately $251 million, subject to customary closing adjustments. The purchase price was funded from available liquidity, and the acquired business is being integrated into our Advanced Materials segment. Transaction costs related to this acquisition were approximately nil and $2 million, respectively, for the three and nine months ended September 30, 2021 and were recorded in other operating income, net in our condensed consolidated statements of operations.

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

The acquired business had revenues and net income of $81 million and $14 million, respectively, for the period from the date of acquisition to September 30, 2021.

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

PRO FORMA INFORMATION FOR ACQUISITIONS

If the Gabriel Acquisition, the CVC Thermoset Specialties Acquisition and the Icynene-Lapolla Acquisition were to have occurred on January 1, 2020, the following estimated pro forma revenues, net (loss) income, net (loss) income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2020(1)	2021(1)	2020
Revenues	$1,536	$6,150	$4,487
Net income	55	485	696
Net income attributable to Huntsman Corporation	46	436	681

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2020(1)	2021(1)	2020
Revenues	$1,536	$6,150	$4,487
Net income	56	488	696
Net income attributable to Huntsman International	47	439	681

(1)	Includes pro forma information for the Gabriel Acquisition only.

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

S aLE of India-based do-it-Yourself consumer adhesives business

On November 3, 2020, we completed the sale of the India-based DIY business to Pidilite Industries Ltd. and received cash of approximately $257 million. Under the terms of the agreement, an earnout provision of up to approximately $28 million of additional cash was attainable if the business achieved, within 18 months, certain sales revenue targets in line with the DIY business' 2019 performance. The performance criteria of the earnout provision were satisfied in the second quarter of 2021, and we received the full payment of $28 million. As a result, we recognized an additional pretax gain of $28 million in the second quarter of 2021, which was recorded in gain on sale of India-based DIY business in our condensed consolidated statements of operations.

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

For the three months ended September 30, 2021 and 2020, we recorded net (losses) gains of $(3) million and $6 million, respectively, and for the nine months ended  September 30, 2021 and 2020, we recorded net losses of $28 million and $100 million, respectively, to record our investment in Venator and related option to sell our remaining Venator shares at fair value. These net (losses) gains were recorded in “Fair value adjustments to Venator investment” in our condensed consolidated statements of operations.

Summarized financial information of Venator for the three and nine months ended September 30, 2020 is as follows (in millions):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2020	2020
Revenues	$474	$1,462
Gross profit	20	126
Loss from continuing operations	(39)	(48)
Net loss	(39)	(48)
Net loss attributable to Venator	(42)	(54)

Sale of Chemical Intermediates Businesses

On January 3, 2020, we completed the sale of our chemical intermediates businesses, which included PO/MTBE, and our surfactants business (“Chemical Intermediates Businesses”) to Indorama Ventures Holdings L.P. (“Indorama”) in a transaction valued at approximately $2 billion, comprised of a cash purchase price of approximately $1.92 billion and the transfer of approximately $72 million in net underfunded pension and other post-employment benefit liabilities. In connection with this sale, we recognized a net after-tax gain of $748 million in the first nine months of 2020. Also, in connection with this sale, we entered into long-term supply agreements with Indorama to supply us with certain raw materials at market prices.

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income of discontinued operations as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Major line items constituting pretax income of discontinued operations(1):
Trade sales, services and fees, net(2)	$—	$—	$—	$7
Cost of goods sold(2)	—	—	—	11
Gain on sale of the Chemical Intermediates Businesses	—	—	—	978
Insurance proceeds	—	—	—	48
Other (income) expense items, net	—	—	(2)	1
Income from discontinued operations before income taxes	—	—	2	1,021
Income tax expense	(5)	—	(5)	(239)
Net (loss) income attributable to discontinued operations	$(5)	$—	$(3)	$782

(1)	Discontinued operations include our Chemical Intermediates Businesses, our Australian styrenics operations and our North American polymers and base chemicals operations for all periods presented.

(2)	Includes eliminations of trade sales, services and fees, net and cost of sales between continuing operations and discontinued operations.

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using last-in first-out (“LIFO”), first-in first-out and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2021	2020
Raw materials and supplies	$284	$180
Work in progress	54	44
Finished goods	876	651
Total	1,214	875
LIFO reserves	(40)	(27)
Net inventories	$1,174	$848

For both  September 30, 2021 and December 31, 2020, approximately 7% of inventories were recorded using the LIFO cost method.

6. VARIABLE INTEREST ENTITIES

We evaluate our investments and transactions to identify variable interest entities for which we are the primary beneficiary. We hold a variable interest in the following joint ventures for which we are the primary beneficiary:

●	Rubicon LLC is our 50%-owned joint venture with Lanxess that manufactures products for our Polyurethanes and Performance Products segments.

●	Arabian Amines Company (“AAC”) is our 50%-owned joint venture with Zamil group that manufactures products for our Performance Products segment.

During the nine months ended September 30, 2021, there were no changes in our variable interest entities.

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  September 30, 2021, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of September 30, 2021 and our consolidated balance sheet as of December 31, 2020 (dollars in millions):

	September 30,	December 31,
	2021	2020
Current assets	$97	$49
Property, plant and equipment, net	161	167
Operating lease right-of-use assets	28	22
Other noncurrent assets	147	138
Deferred income taxes	30	30
Total assets	$463	$406
Current liabilities	$175	$183
Long-term debt	53	3
Noncurrent operating lease liabilities	22	17
Other noncurrent liabilities	76	82
Deferred income taxes	1	1
Total liabilities	$327	$286

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and nine months ended September 30, 2021 and 2020 are as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Income from continuing operations before income taxes	4	—	11	1
Net cash provided by operating activities	6	3	14	17

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  September 30, 2021 and December 31, 2020, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions	Non-cancelable lease and contract termination costs	Other restructuring costs	Total
Accrued liabilities as of January 1, 2021	$29	$2	$—	$31
2021 charges for 2020 and prior initiatives	13	—	5	18
2021 charges for 2021 initiatives	2	—	—	2
2021 payments for 2020 and prior initiatives	(12)	—	(4)	(16)
2021 payments for 2021 initiatives	(1)	—	—	(1)
Accrued liabilities as of September 30, 2021	$31	$2	$1	$34

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment and initiative are provided below (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and Other	Total
Accrued liabilities as of January 1, 2021	$12	$2	$9	$8	$—	$31
2021 charges (credits) for 2020 and prior initiatives	5	1	(3)	—	15	18
2021 charges for 2021 initiatives	—	—	2	—	—	2
2021 payments for 2020 and prior initiatives	(6)	(2)	(2)	(3)	(3)	(16)
2021 payments for 2021 initiatives	—	—	(1)	—	—	(1)
Accrued liabilities as of September 30, 2021	$11	$1	$5	$5	$12	$34

Current portion of restructuring reserves	$11	$1	$4	$2	$5	$23
Long-term portion of restructuring reserves	—	—	1	3	7	11

Details with respect to cash and noncash restructuring charges from continuing operations for the three and nine months ended September 30, 2021 and 2020 are provided below (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash charges:
2021 charges for 2020 and prior initiatives	$—	$—	$18	$—
2021 charges for 2021 initiatives	—	—	2	—
2020 charges for 2019 and prior initiatives	—	—	—	3
2020 charges for 2020 initiatives	—	8	—	26
Noncash charges:
Accelerated depreciation	4	3	11	3
Gain on sale of assets	(3)	—	(3)	—
Other noncash (credits) charges	(2)	1	6	2
Total restructuring, impairment and plant closing costs	$(1)	$12	$34	$34

2021 Restructuring Activities

Beginning in the first quarter of 2021, our Corporate and other segment incurred restructuring costs related to a restructuring program to optimize our global approach to leveraging shared services capabilities. In connection with this restructuring program, we recorded restructuring expense of approximately $16 million in the nine months ended September 30, 2021 primarily related to workforce reductions, and we expect to record further restructuring expenses of approximately $3 million through 2023.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. In connection with this restructuring program, we recorded restructuring expense of approximately $4 million in the nine months ended September 30, 2021 primarily related to workforce reductions and accelerated depreciation, partially offset by a gain on sale of assets of approximately $3 million. We expect to record further restructuring expenses of between approximately $4 million and $5 million through the first half of 2022.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with the CVC Thermoset Specialties Acquisition, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded restructuring expense of approximately $8 million in the nine months ended September 30, 2021 primarily related to accelerated depreciation.

2020 Restructuring Activities

Beginning in the second quarter of 2020, our Polyurethanes segment implemented a restructuring program to reorganize its spray polyurethane foam business to better position this business for efficiencies and growth in coming years. In connection with this restructuring program, we recorded restructuring expense of approximately $6 million in the nine months ended September 30, 2020 primarily related to workforce reductions and accelerated depreciation.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. In connection with this restructuring program, we recorded restructuring expense of approximately $1 million in the third quarter of 2020.

Beginning in the second quarter of 2020, our Performance Products segment implemented a restructuring program, primarily related to workforce reductions, in response to the sale of our Chemical Intermediates Businesses to Indorama. In connection with this restructuring program, we recorded restructuring expense of approximately $4 million in the nine months ended September 30, 2020.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs, primarily related to workforce reductions, in connection with the CVC Thermoset Specialties Acquisition and the alignment of the segment's commercial organization and optimization of the segment's manufacturing processes. In connection with these restructuring programs, we recorded restructuring expense of approximately $10 million in the nine months ended September 30, 2020.

During 2020, our Textile Effects segment implemented restructuring programs to rationalize and realign structurally across various functions and certain locations within the segment. In connection with these restructuring programs, we recorded restructuring expense of approximately $10 million in the nine months ended September 30, 2020, related primarily to workforce reductions.

8. DEBT

Our outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

	September 30,	December 31,
	2021	2020
Senior Credit Facilities:
Revolving facility	$—	$—
Amounts outstanding under A/R programs	—	—
Senior notes	1,484	2,047
Variable interest entities	66	50
Other	33	24
Total debt	$1,583	$2,121
Current portion of debt	$16	$593
Long-term portion of debt	1,567	1,528
Total debt	$1,583	$2,121

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheet as a reduction to the face amount of that debt liability. For September 30, 2021 and December 31, 2020, the amount of debt issuance costs directly reducing the debt liability was $10 million and $9 million, respectively. We record the amortization of debt issuance costs as interest expense.

Revolving Credit Facility

As of September 30, 2021, our $1.2 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) was as follows (monetary amounts in millions):

				Unamortized
				Discounts and
	Committed	Principal		Debt Issuance		Carrying
Facility	Amount	Outstanding		Costs		Value		Interest Rate(2)	Maturity
Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 1.50%	2023

(1)	On September 30, 2021, we had an additional $10 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Credit Facility.

(2)

Interest rates on borrowings under the Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate as of September 30, 2021 was 1.50% above LIBOR.

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

On July 1, 2021, we entered into amendments to our A/R Programs that, among other things, extended the respective scheduled termination dates of our A/R Programs from April 2022 to July 2024.

Information regarding our A/R Programs as of September 30, 2021 was as follows (monetary amounts in millions):

		Maximum Funding	Amount
Facility	Maturity	Availability(1)	Outstanding		Interest Rate(2)
U.S. A/R Program	July 2024	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	July 2024	€100	€—		Applicable rate plus 1.30%
		(or approximately $117)

(1)

The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)	The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. The applicable rate for our EU A/R Program is either USD LIBOR or EURIBOR.

(3)	As of September 30, 2021, we had approximately $7 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of September 30, 2021 and December 31, 2020, $336 million and $198 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

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

Variable Interest Entity Debt

On September 30, 2021, AAC, our consolidated 50%-owned joint venture, entered into a new term loan facility of 177 million SAR (approximately $47 million) with Saudi British Bank, of which approximately 104 million SAR (approximately $27 million) was funded with the remainder being funded subsequent to September 30, 2021. A portion of these funds were used to repay existing debt subsequent to September 30, 2021.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2021, we had approximately $178 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2021, we have designated approximately €120 million (approximately $140 million) of euro-denominated debt as a hedge of our net investment. For the nine months ended September 30, 2021 and September 30, 2020, the amount recognized on the hedge of our net investment was a gain of $7 million and a loss of $31 million, respectively, and were recorded in other comprehensive income in our condensed consolidated statements of comprehensive income.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Non-qualified employee benefit plan investments	$22	$22	$26	$26
Investment in Venator	28	28	32	32
Option agreement for remaining Venator shares	(10)	(10)	11	11
Long-term debt (including current portion)	(1,583)	(1,755)	(2,121)	(2,334)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Our investment in Venator is marked to fair value, which is obtained through market observable pricing using prevailing market prices (Level 1). Additionally, the estimated fair value of the option agreement related to the remaining ordinary shares we hold in Venator is based on a valuation technique using market observable inputs (Level 2). See “Note 4. Discontinued Operations and Business Dispositions—Sale of Venator Interest.” The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded in an active market (Level 1). The fair value estimates presented herein are based on pertinent information available to management as of  September 30, 2021 and December 31, 2020. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2021, and current estimates of fair value may differ significantly from the amounts presented herein.

During the nine months ended September 30, 2021, there were no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended September 30, 2021 and 2020 (dollars in millions):

		Performance	Advanced	Textile	Corporate and
2021	Polyurethanes	Products	Materials	Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$537	$183	$90	$14	$(6)	$818
Europe	377	106	108	29	(3)	617
Asia Pacific	379	88	78	113	(1)	657
Rest of world	110	22	28	32	1	193
	$1,403	$399	$304	$188	$(9)	$2,285

Major Product Groupings
MDI urethanes	$1,403					$1,403
Differentiated		$399				399
Specialty			$276			276
Non-specialty			28			28
Textile chemicals and dyes				$188		188
Eliminations					$(9)	(9)
	$1,403	$399	$304	$188	$(9)	$2,285

		Performance	Advanced	Textile	Corporate and
2020	Polyurethanes	Products	Materials	Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$350	$104	$52	$12	$(5)	$513
Europe	253	57	70	20	—	400
Asia Pacific	264	63	57	86	—	470
Rest of world	69	14	20	24	—	127
	$936	$238	$199	$142	$(5)	$1,510

Major Product Groupings
MDI urethanes	$936					$936
Differentiated		$238				238
Specialty			$178			178
Non-specialty			21			21
Textile chemicals and dyes				$142		142
Eliminations					$(5)	(5)
	$936	$238	$199	$142	$(5)	$1,510

The following tables disaggregate our revenue from continuing operations by major source for the nine months ended September 30, 2021 and 2020 (dollars in millions):

		Performance	Advanced	Textile	Corporate and
2021	Polyurethanes	Products	Materials	Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,338	$460	$262	$39	$(15)	$2,084
Europe	949	283	317	95	(8)	1,636
Asia Pacific	1,055	276	223	362	(1)	1,915
Rest of world	284	56	79	92	—	511
	$3,626	$1,075	$881	$588	$(24)	$6,146

Major Product Groupings
MDI urethanes	$3,626					$3,626
Differentiated		$1,075				1,075
Specialty			$795			795
Non-specialty			86			86
Textile chemicals and dyes				$588		588
Eliminations					$(24)	(24)
	$3,626	$1,075	$881	$588	$(24)	$6,146

		Performance	Advanced	Textile	Corporate and
2020	Polyurethanes	Products	Materials	Effects	Eliminations	Total
Primary Geographic Markets(1)
U.S. and Canada	$1,015	$333	$167	$36	$(16)	$1,535
Europe	681	184	243	71	(1)	1,178
Asia Pacific	673	194	164	251	—	1,282
Rest of world	185	47	58	66	(1)	355
	$2,554	$758	$632	$424	$(18)	$4,350

Major Product Groupings
MDI urethanes	$2,554					$2,554
Differentiated		$758				758
Specialty			$561			561
Non-specialty			71			71
Textile chemicals and dyes				$424		424
Eliminations					$(18)	(18)
	$2,554	$758	$632	$424	$(18)	$4,350

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in millions):

Huntsman Corporation

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$13	$13	$1	$—
Interest cost	13	15	—	1
Expected return on assets	(42)	(44)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(2)
Amortization of actuarial loss	23	21	—	1
Net periodic benefit cost	$5	$3	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$41	$39	$1	$1
Interest cost	37	46	1	2
Expected return on assets	(126)	(129)	—	—
Amortization of prior service benefit	(5)	(5)	(3)	(4)
Amortization of actuarial loss	69	60	1	1
Settlement loss	3	—	—	—
Net periodic benefit cost	$19	$11	$—	$—

Huntsman International

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$13	$13	$1	$—
Interest cost	13	15	—	1
Expected return on assets	(42)	(44)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(2)
Amortization of actuarial loss	24	21	—	1
Net periodic benefit cost	$6	$3	$—	$—

			Other Postretirement
	Defined Benefit Plans		Benefit Plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost	$41	$39	$1	$1
Interest cost	37	46	1	2
Expected return on assets	(126)	(129)	—	—
Amortization of prior service benefit	(5)	(5)	(3)	(4)
Amortization of actuarial loss	71	62	1	1
Settlement loss	3	—	—	—
Net periodic benefit cost	$21	$13	$—	$—

During the nine months ended September 30, 2021 and 2020, we made contributions to our pension and other postretirement benefit plans of $45 million and $73 million, respectively. During the remainder of 2021, we expect to contribute an additional amount of approximately $9 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On February 7, 2018 and on May 3, 2018, our Board of Directors collectively authorized us to repurchase up to an aggregate of $1 billion in shares of our common stock. The share repurchase program is supported by our free cash flow generation. Repurchases may be made through the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. Subsequent to the end of the first quarter of 2020, we suspended share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19. During the third quarter of 2021, we resumed the share repurchase program and repurchased 3,971,784 shares of our common stock for approximately $102 million, excluding commissions.

Dividends on Common Stock

On April 28, 2021, our Board of Directors declared a $0.1875 per share cash dividend on our common stock. This represents a 15% increase from the previous dividend. During the quarters ended September 30, 2021 and  September 30, 2020, we paid $42 million and $36 million, respectively, or $0.1875 and $0.1625 per share, respectively, to common stockholders. During the quarters ended June 30, 2021 and June 30, 2020, we paid $41 million and $36 million, respectively, or $0.1875 and $0.1625 per share, respectively, to common stockholders. During the quarters ended and March 31, 2021 and March 31, 2020, we paid $36 million and $37 million, respectively, or $0.1625 per share each to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2021	$(328)	$(1,050)	$8	$4	$(1,366)	$20	$(1,346)
Other comprehensive loss before reclassifications, gross	(42)	—	—	—	(42)	(2)	(44)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	65	—	—	65	—	65
Tax expense	—	(13)	—	—	(13)	—	(13)
Net current-period other comprehensive (loss) income	(42)	52	—	—	10	(2)	8
Ending balance, September 30, 2021	$(370)	$(998)	$8	$4	$(1,356)	$18	$(1,338)

(a)	Amounts are net of tax of $56 million as of both September 30, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $139 million and $153 million as of September 30, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2020	$(369)	$(1,031)	$8	$4	$(1,388)	$26	$(1,362)
Other comprehensive (loss) income before reclassifications, gross	(42)	8	—	—	(34)	(3)	(37)
Tax expense	—	(2)	—	—	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	93	—	—	93	—	93
Tax expense	—	(21)	—	—	(21)	—	(21)
Net current-period other comprehensive (loss) income	(42)	78	—	—	36	(3)	33
Ending balance, September 30, 2020	$(411)	$(953)	$8	$4	$(1,352)	$23	$(1,329)

(a)	Amounts are net of tax of $68 million as of both September 30, 2020 and January 1, 2020.

(b)	Amounts are net of tax of $125 million and $148 million as of September 30, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended September 30,
	2021	2020
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)
Actuarial loss	23	21	(b)(d)
	20	18	Total before tax
	(3)	(4)	Income tax expense
Total reclassifications for the period	$17	$14	Net of tax

	Nine Months Ended September 30,
	2021	2020
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(8)	$(9)	(b)
Settlement loss	3	41	(c)
Actuarial loss	70	61	(b)(d)
	65	93	Total before tax
	(13)	(21)	Income tax expense
Total reclassifications for the period	$52	$72	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 million of pension and other post-employment benefit settlement losses during the nine months ended September 30, 2020.

(d)

Amounts include approximately $1 million of actuarial losses related to discontinued operations for both the three months ended September 30, 2021 and 2020. Amounts include approximately $4 million of actuarial losses related to discontinued operations for both the nine months ended September 30, 2021 and 2020.

Huntsman International

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2021	$(333)	$(1,028)	$8	$—	$(1,353)	$20	$(1,333)
Other comprehensive loss before reclassifications, gross	(42)	—	—	—	(42)	(2)	(44)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	67	—	—	67	—	67
Tax expense	—	(14)	—	—	(14)	—	(14)
Net current-period other comprehensive (loss) income	(42)	53	—	—	11	(2)	9
Ending balance, September 30, 2021	$(375)	$(975)	$8	$—	$(1,342)	$18	$(1,324)

(a)	Amounts are net of tax of $43 million for both September 30, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $164 million and $178 million as of September 30, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2020	$(374)	$(1,012)	$8	$—	$(1,378)	$26	$(1,352)
Other comprehensive (loss) income before reclassifications, gross	(42)	8	—	—	(34)	(3)	(37)
Tax expense	—	(2)	—	—	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	95	—	—	95	—	95
Tax expense	—	(21)	—	—	(21)	—	(21)
Net current-period other comprehensive (loss) income	(42)	80	—	—	38	(3)	35
Ending balance, September 30, 2020	$(416)	$(932)	$8	$—	$(1,340)	$23	$(1,317)

(a)	Amounts are net of tax of $55 million as of both September 30, 2020 and January 1, 2020.

(b)	Amounts are net of tax of $150 million and $174 million as of September 30, 2020 and January 1, 2020, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended September 30,
	2021	2020
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)
Actuarial loss	24	22	(b)(d)
	21	19	Total before tax
	(4)	(4)	Income tax expense
Total reclassifications for the period	$17	$15	Net of tax

	Nine Months Ended September 30,
	2021	2020
	Amounts reclassified	Amounts reclassified	Affected line item in
	from accumulated	from accumulated	the statement
Details about Accumulated Other	other	other	where net income
Comprehensive Loss Components(a):	comprehensive loss	comprehensive loss	is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(8)	$(9)	(b)
Settlement loss	3	41	(c)
Actuarial loss	72	63	(b)(d)
	67	95	Total before tax
	(14)	(21)	Income tax expense
Total reclassifications for the period	$53	$74	Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)

In connection with the sale of our Chemical Intermediates Businesses, we recognized $41 million of pension and other post-employment benefit settlement losses during the nine months ended September 30, 2020.

(d)

Amounts include approximately $1 million of actuarial losses related to discontinued operations for both the three months ended September 30, 2021 and 2020. Amounts include approximately $4 million of actuarial losses related to discontinued operations for both the nine months ended  September 30, 2021 and 2020.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2021 and 2020, our capital expenditures for EHS matters totaled $25 million and $17 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $5 million and $4 million for environmental liabilities as of  September 30, 2021 and December 31, 2020, respectively. Of these amounts, $2 million and $1 million were classified as accrued liabilities in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, and $3 million was classified as other noncurrent liabilities in our condensed consolidated balance sheets as of both  September 30, 2021 and December 31, 2020. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

As of September 30, 2021, we had approximately 7 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Huntsman Corporation compensation cost	$8	$6	$24	$20
Huntsman International compensation cost	8	6	23	19

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $2 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021(1)	2020	2021	2020
Dividend yield	NA	3.1%	2.3%	3.0%
Expected volatility	NA	53.7%	53.3%	53.1%
Risk-free interest rate	NA	0.4%	0.7%	1.4%
Expected life of stock options granted during the period (in years)	NA	5.9	5.9	5.9

(1)	During the three months ended September 30, 2021, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of September 30, 2021 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Option Awards	Shares	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2021	4,815	$20.37
Granted	304	28.58
Exercised	(697)	17.44
Forfeited	(71)	24.29
Outstanding at September 30, 2021	4,351	21.35	5.8	$37
Exercisable at September 30, 2021	3,309	20.59	5.0	31

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2021 was $11.48 per option. As of September 30, 2021, there was $6 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was approximately $8 million and $4 million, respectively. Cash received from stock options exercised during each of the nine months ended September 30, 2021 and 2020 was approximately $6 million and $2 million, respectively. The cash tax benefit from stock options exercised during each of the nine months ended September 30, 2021 and 2020 was approximately $2 million and $1 million, respectively.

Nonvested Shares

Nonvested shares granted under the stock-based compensation plans consist of restricted stock and performance share unit awards, which are accounted for as equity awards, and phantom stock, which is accounted for as a liability award because it can be settled in either stock or cash.

The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2021 and 2020, the weighted-average expected volatility rate was 44.9% and 34.0%, respectively, and the weighted average risk-free interest rate was 0.2% and 1.4%, respectively. For the performance share unit awards granted in the nine months ended September 30, 2021 and 2020, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period. The performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods.

A summary of the status of our nonvested shares as of September 30, 2021 and changes during the nine months then ended is presented below:

	Equity Awards			Liability Awards
			Weighted		Weighted
			Average		Average
			Grant-Date		Grant-Date
	Shares		Fair Value	Shares	Fair Value
	(in thousands)			(in thousands)
Nonvested at January 1, 2021	1,867		$23.18	411	$23.08
Granted	856		31.06	184	28.58
Vested	(521)	(1)(2)	28.19	(189)	24.55
Forfeited	(17)		23.96	(20)	24.18
Nonvested at September 30, 2021	2,185		25.07	386	24.92

(1)

As of September 30, 2021, a total of 457,294 restricted stock units were vested but not yet issued, of which 30,438 vested during the nine months ended September 30, 2021. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 110,542 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2020. During the nine months ended September 30, 2021, only 76,055 performance share unit awards with a grant date fair value of $41.93 were issued related to this vest due to the target performance criteria not being met.

As of September 30, 2021, there was $36 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years. The value of share awards that vested during the nine months ended September 30, 2021 and 2020 was $18 million and $24 million, respectively.

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

During the nine months ended September 30, 2021 and 2020, there was no tax benefit or expense recognized in connection with the net losses of $28 million and $100 million, respectively, on fair value adjustments to our Venator investment and related option to sell our remaining Venator shares recorded as part of non-operating income from continuing operations. As of December 31, 2019, we have recognized the portion of our Venator investment tax basis in excess of book that we ultimately expect to be able to utilize; therefore, no incremental tax benefit has been recognized on the year-to-date fair value losses incurred in 2020 or 2021. As a significant, unusual and non-operating item, these amounts were treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Huntsman Corporation

We recorded income tax expense from continuing operations of $114 million and $9 million for the nine months ended September 30, 2021 and 2020, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $115 million and $9 million for the nine months ended September 30, 2021 and 2020, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Basic and diluted earnings per share is determined using the following information (in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Basic and diluted income (loss) from continuing operations:
Income (loss) from continuing operations attributable to Huntsman Corporation	$214	$48	$451	$(91)
Basic and diluted net income:
Net income attributable to Huntsman Corporation	$209	$48	$448	$691
Denominator:
Weighted average shares outstanding	219.4	219.8	220.2	220.8
Dilutive shares:
Stock-based awards	1.9	1.5	2.0	—
Total weighted average shares outstanding, including dilutive shares	221.3	221.3	222.2	220.8

Additional stock-based awards of approximately 1.0 million and 3.8 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2021 and 2020, respectively, and approximately 1.5 million and 6.1 million weighted average shares of stock were outstanding during the nine months ended September 30, 2021 and 2020, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 because the effect would be anti-dilutive.

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

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Polyurethanes	$1,403	$936	$3,626	$2,554
Performance Products	399	238	1,075	758
Advanced Materials	304	199	881	632
Textile Effects	188	142	588	424
Corporate and eliminations	(9)	(5)	(24)	(18)
Total	$2,285	$1,510	$6,146	$4,350

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$246	$156	$661	$271
Performance Products	103	36	254	123
Advanced Materials	48	25	150	103
Textile Effects	22	8	75	24
Corporate and other(2)	(48)	(37)	(146)	(114)
Total	371	188	994	407
Reconciliation of adjusted EBITDA to net income (loss):
Interest expense, net—continuing operations	(15)	(24)	(52)	(63)
Income tax expense—continuing operations	(38)	(15)	(114)	(9)
Income tax expense—discontinued operations	(5)	—	(5)	(239)
Depreciation and amortization—continuing operations	(72)	(70)	(219)	(206)
Net income attributable to noncontrolling interests	16	9	49	15
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(5)	(9)	(19)	(30)
EBITDA from discontinued operations(3)	—	—	2	1,021
Fair value adjustments to Venator investment	(3)	6	(28)	(100)
Loss on early extinguishment of debt	—	—	(27)	—
Certain legal and other settlements and related income (expenses)	—	4	(10)	(2)
Gain on sale of businesses/assets	—	—	30	1
Income from transition services arrangements	2	1	6	6
Certain nonrecurring information technology project implementation costs	(2)	(1)	(6)	(3)
Amortization of pension and postretirement actuarial losses	(22)	(20)	(65)	(57)
Plant incident remediation costs	(2)	—	(3)	(1)
Restructuring, impairment and plant closing and transition costs	—	(12)	(36)	(34)
Net income	$225	$57	$497	$706

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2021	2020	2021	2020
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$246	$156	$661	$271
Performance Products	103	36	254	123
Advanced Materials	48	25	150	103
Textile Effects	22	8	75	24
Corporate and other(2)	(47)	(36)	(140)	(110)
Total	372	189	1,000	411
Reconciliation of adjusted EBITDA to net income (loss):
Interest expense, net—continuing operations	(15)	(24)	(52)	(65)
Income tax expense—continuing operations	(39)	(15)	(115)	(9)
Income tax expense—discontinued operations	(5)	—	(5)	(239)
Depreciation and amortization—continuing operations	(72)	(70)	(219)	(206)
Net income attributable to noncontrolling interests	16	9	49	15
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(5)	(9)	(19)	(30)
EBITDA from discontinued operations(3)	—	—	2	1,021
Fair value adjustments to Venator investment	(3)	6	(28)	(100)
Loss on early extinguishment of debt	—	—	(27)	—
Certain legal and other settlements and related income (expenses)	—	4	(10)	(2)
Gain on sale of businesses/assets	—	—	30	1
Income from transition services arrangements	2	1	6	6
Certain nonrecurring information technology project implementation costs	(2)	(1)	(6)	(3)
Amortization of pension and postretirement actuarial losses	(22)	(20)	(67)	(59)
Plant incident remediation costs	(2)	—	(3)	(1)
Restructuring, impairment and plant closing and transition costs	—	(12)	(36)	(34)
Net income	$225	$58	$500	$706

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related income (expenses); (f) gain on sale of businesses/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; and (k) restructuring, impairment, plant closing and transition costs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues from continuing operations for the nine months ended September 30, 2021 and 2020 were $6,146 million and $4,350 million, respectively.

Recent Developments

Amendments to Accounts Receivable Securitization Programs

On July 1, 2021, we entered into amendments to our A/R Programs that, among other things, extended the scheduled termination dates of our A/R Programs from April 2022 to July 2024. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—A/R Programs” to our condensed consolidated financial statements.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	Fourth quarter 2021 adjusted EBITDA estimated to be between $200 million and $220 million
●	Positive trends in construction, though impacted by raw material constraints
●	Automotive market continues to be weak

Performance Products:

●	Fourth quarter 2021 adjusted EBITDA estimated to be between $95 million and $100 million
●	Commercial initiatives to positively impact results

Advanced Materials:

●	Fourth quarter 2021 adjusted EBITDA estimated to be between $47 million and $52 million
●	Aerospace continues to recover
●	Pricing increases to offset raw material cost increases

Textile Effects

●	Fourth quarter 2021 adjusted EBITDA estimated to be between $20 million and $22 million
●	Favorable trends in sustainable solutions
●	Pricing increases to offset raw material cost increases

In the third quarter of 2021, our adjusted effective tax rate was 15%. For 2021, our adjusted effective tax rate is expected to be approximately 19% to 20%, which is below our previously expected rate of approximately 22% to 24% due largely to tax benefits for increased export sales and services taxed at a U.S. income tax rate lower than 21%. We continue to expect our forward adjusted effective tax rate will be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 18. Income Taxes” to our condensed consolidated financial statements.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Quarterly Report on Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2021	2020	Change	2021	2020	Change
Revenues	$2,285	$1,510	51%	$6,146	$4,350	41%
Cost of goods sold	1,802	1,231	46%	4,840	3,612	34%
Gross profit	483	279	73%	1,306	738	77%
Operating expenses, net	239	208	15%	692	660	5%
Restructuring, impairment and plant closing (credits) costs	(1)	12	NM	34	34	—
Operating income	245	59	315%	580	44	NM
Interest expense, net	(15)	(24)	(38)%	(52)	(63)	(17)%
Equity in income of investment in unconsolidated affiliates	34	21	62%	118	25	372%
Fair value adjustments to Venator investment	(3)	6	NM	(28)	(100)	(72)%
Loss on early extinguishment of debt	—	—	—	(27)	—	NM
Other income, net	7	10	(30)%	23	27	(15)%
Income (loss) from continuing operations before income taxes	268	72	272%	614	(67)	NM
Income tax expense	(38)	(15)	153%	(114)	(9)	NM
Income (loss) from continuing operations	230	57	304%	500	(76)	NM
(Loss) income from discontinued operations, net of tax(1)	(5)	—	NM	(3)	782	NM
Net income	225	57	295%	497	706	(30)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(9)	78%	(49)	(15)	227%
Interest expense, net from continuing operations	15	24	(38)%	52	63	(17)%
Income tax expense from continuing operations	38	15	153%	114	9	NM
Income tax expense from discontinued operations	5	—	NM	5	239	(98)%
Depreciation and amortization of continuing operations	72	70	3%	219	206	6%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	5	9		19	30
EBITDA from discontinued operations(1)	—	—		(2)	(1,021)
Fair value adjustments to Venator investment	3	(6)		28	100
Loss on early extinguishment of debt	—	—		27	—
Certain legal and other settlements and related (income) expenses	—	(4)		10	2
Gain on sale of businesses/assets	—	—		(30)	(1)
Income from transition services arrangements	(2)	(1)		(6)	(6)
Certain nonrecurring information technology project implementation costs	2	1		6	3
Amortization of pension and postretirement actuarial losses	22	20		65	57
Plant incident remediation costs	2	—		3	1
Restructuring, impairment and plant closing and transition costs	—	12		36	34
Adjusted EBITDA(2)	$371	$188	97%	$994	$407	144%

Net cash provided by operating activities from continuing operations				$163	$110	48%
Net cash (used in) provided by investing activities				(439)	1,105	NM
Net cash used in financing activities				(809)	(546)	48%
Capital expenditures				(250)	(170)	47%

Huntsman International

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2021	2020	Change	2021	2020	Change
Revenues	$2,285	$1,510	51%	$6,146	$4,350	41%
Cost of goods sold	1,802	1,231	46%	4,840	3,612	34%
Gross profit	483	279	73%	1,306	738	77%
Operating expenses, net	238	207	15%	686	656	5%
Restructuring, impairment and plant closing (credits) costs	(1)	12	NM	34	34	—
Operating income	246	60	310%	586	48	NM
Interest expense, net	(15)	(24)	(38)%	(52)	(65)	(20)%
Equity in income of investment in unconsolidated affiliates	34	21	62%	118	25	372%
Fair value adjustments to Venator investment	(3)	6	NM	(28)	(100)	(72)%
Loss on early extinguishment of debt	—	—	—	(27)	—	NM
Other income, net	7	10	(30)%	21	25	(16)%
Income (loss) from continuing operations before income taxes	269	73	268%	618	(67)	NM
Income tax expense	(39)	(15)	160%	(115)	(9)	NM
Income (loss) from continuing operations	230	58	297%	503	(76)	NM
(Loss) income from discontinued operations, net of tax(1)	(5)	—	NM	(3)	782	NM
Net income	225	58	288%	500	706	(29)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(9)	78%	(49)	(15)	227%
Interest expense, net from continuing operations	15	24	(38)%	52	65	(20)%
Income tax expense from continuing operations	39	15	160%	115	9	NM
Income tax expense from discontinued operations	5	—	NM	5	239	(98)%
Depreciation and amortization of continuing operations	72	70	3%	219	206	6%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	5	9		19	30
EBITDA from discontinued operations(1)	—	—		(2)	(1,021)
Fair value adjustments to Venator investment	3	(6)		28	100
Loss on early extinguishment of debt	—	—		27	—
Certain legal and other settlements and related (income) expenses	—	(4)		10	2
Gain on sale of businesses/assets	—	—		(30)	(1)
Income from transition services arrangements	(2)	(1)		(6)	(6)
Certain nonrecurring information technology project implementation costs	2	1		6	3
Amortization of pension and postretirement actuarial losses	22	20		67	59
Plant incident remediation costs	2	—		3	1
Restructuring, impairment and plant closing and transition costs	—	12		36	34
Adjusted EBITDA(2)	$372	$189	97%	$1,000	$411	143%

Net cash provided by operating activities from continuing operations				$167	$113	48%
Net cash (used in) provided by investing activities				(544)	1,379	NM
Net cash used in financing activities				(706)	(824)	(14)%
Capital expenditures from continuing operations				(250)	(170)	47%

Huntsman Corporation

	Three months			Three months
	ended			ended
	September 30, 2021			September 30, 2020
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$225			$57
Net income attributable to noncontrolling interests			(16)			(9)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$5	$(2)	3	$9	$(3)	6
Loss from discontinued operations(1)(4)	—	5	5	—	—	—
Fair value adjustments to Venator investment	3	—	3	(6)	—	(6)
Certain legal and other settlements and related income	—	—	—	(4)	1	(3)
Income from transition services arrangements	(2)	—	(2)	(1)	—	(1)
Certain nonrecurring information technology project implementation costs	2	—	2	1	—	1
Amortization of pension and postretirement actuarial losses	22	(5)	17	20	(4)	16
Plant incident remediation costs	2	—	2	—	—	—
Restructuring, impairment and plant closing and transition costs	—	—	—	12	(3)	9
Adjusted net income(2)			$239			$70

Weighted average shares-basic			219.4			219.8
Weighted average shares-diluted			221.3			221.3

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.97			$0.22
Income from discontinued operations			(0.02)			—
Net income			$0.95			$0.22

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.96			$0.22
Income from discontinued operations			(0.02)			—
Net income			$0.94			$0.22

Other non-GAAP measures:
Diluted adjusted net income per share(2)			$1.08			$0.32

	Nine months			Nine months
	ended			ended
	September 30, 2021			September 30, 2020
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$497			$706
Net income attributable to noncontrolling interests			(49)			(15)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$19	$(4)	15	$30	$(6)	24
Income from discontinued operations(1)(4)	(2)	5	3	(1,021)	239	(782)
Fair value adjustments to Venator investment	28	—	28	100	—	100
Loss on early extinguishment of debt	27	(6)	21	—	—	—
Certain legal and other settlements and related expenses	10	(3)	7	2	—	2
Gain on sale of businesses/assets	(30)	4	(26)	(1)	—	(1)
Income from transition services arrangements	(6)	1	(5)	(6)	1	(5)
Certain nonrecurring information technology project implementation costs	6	(1)	5	3	—	3
Amortization of pension and postretirement actuarial losses	65	(15)	50	57	(12)	45
Plant incident remediation costs	3	—	3	1	—	1
Restructuring, impairment and plant closing and transition costs	36	(8)	28	34	(7)	27
Adjusted net income(2)			$577			$105

Weighted average shares-basic			220.2			220.8
Weighted average shares-diluted			222.2			220.8

Basic net income attributable to Huntsman Corporation per share:
Income (loss) from continuing operations			$2.04			$(0.41)
(Loss) income from discontinued operations			(0.01)			3.54
Net income			$2.03			$3.13

Diluted net income attributable to Huntsman Corporation per share:
Income (loss) from continuing operations			$2.03			$(0.41)
(Loss) income from discontinued operations			(0.01)			3.54
Net income			$2.02			$3.13

Other non-GAAP measures:
Diluted adjusted net income per share(2)			$2.60			$0.47

Net cash provided by operating activities from continuing operations			$163			$110
Capital expenditures from continuing operations			(250)			(170)
Free cash flow from continuing operations(2)			$(87)			$(60)

Other cash flow measure:
Taxes paid on sale of businesses(5)			$3			$188

NM—Not meaningful

(1)	Includes the gain on the sale of our Chemical Intermediates Businesses recognized predominantly in the first quarter of 2020.

(2)	See “—Non-GAAP Financial Measures.”

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

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates Businesses and the results of our former polymers, base chemicals and Australian styrenics businesses for all periods presented. The increase of $166 million in net income from continuing operations attributable to Huntsman Corporation and the increase of $165 million in net income from continuing operations attributable to Huntsman International was the result of the following items:

●

Revenues for the three months ended September 30, 2021 increased by $775 million, or 51%, as compared with the 2020 period. The increase was primarily due to higher average selling prices as well as higher sales volumes in all our segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended September 30, 2021 increased by $204 million, or 73%, as compared with the 2020 period. The increase resulted from higher gross profits in all our segments. See “—Segment Analysis” below.

●	Operating expenses, net for the three months ended September 30, 2021 increased by $31 million, or 15%, as compared with the 2020 period, primarily related to an increase in selling, general and administrative expenses.

●

For the three months ended September 30, 2021, we recorded a credit of $1 million in restructuring, impairment and plant closing (credits) costs compared with costs of $12 million in the 2020 period. For more information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Interest expense, net for the three months ended September 30, 2021 decreased by $9 million, or 38%, as compared with the 2020 period, primarily related to the redemption in full of our 2021 Senior Notes in the first half of 2021.

●

Equity in income of investment in unconsolidated affiliates for the three months ended September 30, 2021 increased to $34 million from $21 million in the 2020 period, primarily related to an increase in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

For the three months ended September 30, 2021, we recorded a net loss of $3 million in fair value adjustments to our investment in Venator and related option to sell our remaining Venator shares compared with a gain of $6 million in the 2020 period. See “Note 4. Business Dispositions—Sale of Venator Interest” to our condensed consolidated financial statements.

●

Our income tax expense for the three months ended September 30, 2021 increased to $38 million from $15 million in the 2020 period. The income tax expense of Huntsman International for the three months ended September 30, 2021 increased to $39 million from $15 million in the 2020 period. The increase in income tax expense was primarily due to the increase in pretax income, exclusive of the fair value adjustments to our investment in Venator, partially offset by approximately $11 million of tax benefits for increased export sales and services taxed at a U.S. income tax rate lower than 21% in the third quarter of 2021. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Three months		Percent
	ended		Change
	September 30,		Favorable
(Dollars in millions)	2021	2020	(Unfavorable)
Revenues
Polyurethanes	$1,403	$936	50%
Performance Products	399	238	68%
Advanced Materials	304	199	53%
Textile Effects	188	142	32%
Corporate and eliminations	(9)	(5)	NM
Total	$2,285	$1,510	51%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$246	$156	58%
Performance Products	103	36	186%
Advanced Materials	48	25	92%
Textile Effects	22	8	175%
Corporate and other	(48)	(37)	(30)%
Total	$371	$188	97%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$246	$156	58%
Performance Products	103	36	186%
Advanced Materials	48	25	92%
Textile Effects	22	8	175%
Corporate and other	(47)	(36)	(31)%
Total	$372	$189	97%

NM—Not meaningful

(1)

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended September 30, 2021 vs 2020
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period Increase (Decrease)
Polyurethanes	40%	2%	6%	2%
Performance Products	49%	2%	(8)%	25%
Advanced Materials	23%	3%	24%	3%
Textile Effects	15%	3%	(2)%	16%

	Three months ended September 30, 2021 vs June 30, 2021
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	8%	(1)%	4%	10%
Performance Products	8%	(1)%	2%	(1)%
Advanced Materials	5%	—	1%	(4)%
Textile Effects	—	—	(2)%	(7)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended September 30, 2021 compared to the same period of 2020 was largely due to higher MDI average selling prices and slightly higher sales volumes. MDI average selling prices increased in all our regions. Sales volumes increased primarily due to stronger demand in relation to the ongoing recovery from the global economic slowdown, partially offset by the impact of Hurricane Ida at our Geismar, Louisiana facility that occurred in the third quarter of 2021. The increase in segment adjusted EBITDA was primarily due to higher MDI margins resulting from higher MDI pricing and slightly higher sales volumes as well as stronger earnings from our PO/MTBE joint venture in China, partially offset by higher raw material costs.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended September 30, 2021 compared to the same period of 2020 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to stronger demand in relation to the ongoing recovery from the global economic slowdown as well as in response to an increase in raw material costs. Sales volumes also increased primarily due to stronger demand. The increase in segment adjusted EBITDA was primarily due to increased revenue and margins, partially offset by increased fixed costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to higher sales volumes, higher average selling prices and the favorable net impact of the Gabriel Acquisition and the sale of the India-based DIY business. See “Note 3. Business Combinations and Acquisitions” and “Note 4. Discontinued Operations and Business Dispositions” to our condensed consolidated financial statements. Excluding our recent acquisition and divestiture, sales volumes increased across all of our specialty markets, primarily in relation to the ongoing recovery from the global economic slowdown. Average selling prices increased largely in response to higher raw material costs. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and the benefit from our recent acquisition.

Textile Effects

The increase in revenues in our Textile Effects segment for the three months ended September 30, 2021 compared to the same period of 2020 was due to higher sales volumes and higher average selling prices. Sales volumes increased primarily due to increased demand resulting from the ongoing recovery from the global economic slowdown, particularly in the North Asia and Americas regions. Average selling prices increased primarily in response to higher freight and logistics costs. The increase in segment adjusted EBITDA was primarily due to higher sales revenues, partially offset by higher fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2021, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $11 million to a loss of $48 million from a loss of $37 million for the same period of 2020. For the three months ended September 30, 2021, adjusted EBITDA from Corporate and other for Huntsman International decreased by $11 million to a loss of $47 million from a loss of $36 million for the same period of 2020. The decrease in adjusted EBITDA from Corporate and other was primarily due to a charge from a LIFO inventory valuation reserve adjustment and an increase in corporate overhead costs, partially offset by an increase in unallocated foreign currency exchange gains.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Chemical Intermediates Businesses” to our condensed consolidated financial statements, the results from continuing operations exclude the results of our Chemical Intermediates and Businesses and the results of our former polymers, base chemicals and Australian styrenics business for all periods presented. The increase of $542 million in net income from continuing operations attributable to Huntsman Corporation and the increase of $545 million in net income from continuing operations attributable to Huntsman International was the result of the following items:

●

Revenues for the nine months ended September 30, 2021 increased by $1,796 million, or 41%, as compared with the 2020 period. The increase was primarily due to higher average selling prices as well as higher sales volumes in all our segments. See “—Segment Analysis” below.

●

Gross profit for the nine months ended September 30, 2021 increased by $568 million, or 77%, as compared with the 2020 period. The increase resulted from higher gross profits in all our segments. See “—Segment Analysis” below.

●	Our operating expenses, net and the operating expenses, net of Huntsman International for the nine months ended September 30, 2021 increased by $32 million and $30 million, respectively, or 5% for both, as compared with the 2020 period, primarily related to an increase in selling, general and administrative expenses, partially offset by the pretax gain of $28 million recognized in the second quarter of 2021 in connection with the earnout provision achieved under the terms of the sale agreement of the India-based DIY business.

●	Our interest expense, net and interest expense, net of Huntsman International for the nine months ended September 30, 2021 decreased by $11 million and $13 million, respectively, or 17% and 20%, respectively, as compared with the 2020 period, primarily related to the redemption in full of our 2021 Senior Notes in the first half of 2021.

●

Equity in income of investment in unconsolidated affiliates for the nine months ended September 30, 2021 increased to $118 million from $25 million in the 2020 period, primarily related to an increase in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

For the nine months ended September 30, 2021, we recorded a net loss of $28 million in fair value adjustments to our investment in Venator and related option to sell our remaining Venator shares compared with a loss of $100 million in the 2020 period. See “Note 4. Business Dispositions—Sale of Venator Interest” to our condensed consolidated financial statements.

●

Loss on early extinguishment of debt for the nine months ended September 30, 2021 was $27 million compared with nil in the 2020 period, primarily due to the full redemption of our 2022 Senior Notes in the second quarter of 2021. See “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

●

Our income tax expense for the nine months ended September 30, 2021 increased to $114 million from $9 million in the 2020 period. The income tax expense of Huntsman International for the nine months ended September 30, 2021 increased to $115 from $9 million in the 2020 period. The increase in income tax expense was primarily due to pretax income, exclusive of the fair value adjustments to our investment in Venator, partially offset by approximately $11 million of tax benefits for increased export sales and services taxed at a U.S. income tax rate lower than 21% in the 2021 period. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Nine months		Percent
	ended		Change
	September 30,		Favorable
	2021	2020	(Unfavorable)
Revenues
Polyurethanes	$3,626	$2,554	42%
Performance Products	1,075	758	42%
Advanced Materials	881	632	39%
Textile Effects	588	424	39%
Corporate and eliminations	(24)	(18)	NM
Total	$6,146	$4,350	41%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$661	$271	144%
Performance Products	254	123	107%
Advanced Materials	150	103	46%
Textile Effects	75	24	213%
Corporate and other	(146)	(114)	(28)%
Total	$994	$407	144%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$661	$271	144%
Performance Products	254	123	107%
Advanced Materials	150	103	46%
Textile Effects	75	24	213%
Corporate and other	(140)	(110)	(27)%
Total	$1,000	$411	143%

NM—Not meaningful

(1)

For more information, including reconciliation of segment adjusted EBITDA to net income of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Nine months ended September 30, 2021 vs September 30, 2020
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	31%	3%	4%	4%
Performance Products	29%	4%	(5)%	14%
Advanced Materials	10%	5%	11%	13%
Textile Effects	(1)%	3%	5%	32%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the nine months ended September 30, 2021 compared to the same period of 2020 was largely due to higher MDI average selling prices and higher sales volumes. MDI average selling prices increased mostly in China and Europe with increases in our Americas region during the third quarter of 2021. Sales volumes increased primarily due to stronger demand in relation to the ongoing recovery from the global economic slowdown, partially offset by some unplanned downtime resulting from the U.S. Gulf Coast Winter Storm Uri that occurred in the first quarter of 2021, the scheduled turnaround at our Rotterdam, Netherlands facility during the second quarter of 2021 and the impact of Hurricane Ida at our Geismar, Louisiana facility that occurred in the third quarter of 2021. The increase in segment adjusted EBITDA was primarily due to higher MDI margins resulting from higher MDI pricing and higher sales volumes as well as stronger earnings from our PO/MTBE joint venture in China, partially offset by higher raw material costs

Performance Products

The increase in revenues in our Performance Products segment for the nine months ended September 30, 2021 compared to the same period of 2020 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to stronger demand in relation to the ongoing recovery from the global economic slowdown as well as in response to an increase in raw material costs. Sales volumes also increased primarily due to stronger demand. The increase in segment adjusted EBITDA was primarily due to increased revenue and margins, partially offset by increased fixed costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to higher sales volumes, higher average selling prices and the favorable net impact of the CVC Thermoset Specialties Acquisition, the Gabriel Acquisition and the sale of the India-based DIY business. See “Note 3. Business Combinations and Acquisitions” and “Note 4. Discontinued Operations and Business Dispositions” to our condensed consolidated financial statements. Excluding our recent acquisitions and divestiture and with the exception of our global aerospace business, sales volumes increased across all markets, primarily in relation to the ongoing recovery from the global economic slowdown. Average selling prices increased largely in response to higher raw material costs and due to the impact of a weaker U.S. dollar against major international currencies. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and the benefit from our recent acquisitions.

Textile Effects

The increase in revenues in our Textile Effects segment for the nine months ended September 30, 2021 compared to the same period of 2020 was primarily due to higher sales volumes and slightly higher average selling prices. Sales volumes increased primarily due to increased demand resulting from the ongoing recovery from the global economic slowdown. Average selling prices slightly increased primarily due to the impact of a weaker U.S. dollar against major international currencies. The increase in segment adjusted EBITDA was primarily due to higher sales revenues, partially offset by higher fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2021, adjusted EBITDA from Corporate and other for Huntsman Corporation decreased by $32 million to a loss of $146 million from a loss of $114 million for the same period of 2020. For the nine months ended September 30, 2021, adjusted EBITDA from Corporate and other for Huntsman International decreased by $30 million to a loss of $140 million from a loss of $110 million for the same period of 2020. The decrease in adjusted EBITDA from Corporate and other was primarily due to a charge from a LIFO inventory valuation reserve adjustment and an increase in corporate overhead costs, partially offset by an increase in unallocated foreign currency exchange gains.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2021 and 2020 was $163 million and $110 million, respectively. The increase in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2021 compared with the same period in 2020 was primarily attributable to increased operating income as described in “—Results of Operations” above for the nine months ended September 30, 2021 as compared with the same period of 2020, partially offset by a $382 million unfavorable variance in operating assets and liabilities.

Net cash (used in) provided by investing activities for the nine months ended September 30, 2021 and 2020 was $(439) million and $1,105 million, respectively. During the nine months ended September 30, 2021 and 2020, we paid $250 million and $170 million for capital expenditures, respectively. During the nine months ended September 30, 2021, we received $43 million for the sale of businesses, primarily due to the receipt of $28 million pursuant to an earnout provision in connection with the sale of our India-based DIY business, and we paid $245 million for the acquisition of businesses, primarily related to approximately $242 million paid for the Gabriel Acquisition, net of cash acquired. During the nine months ended September 30, 2020, we received approximately $1.92 billion for the sale of our Chemical Intermediates Businesses, and we paid $653 million in connection with the Icynene-Lapolla Acquisition and the CVC Thermoset Specialties Acquisition, net of cash acquired.

Net cash used in financing activities for the nine months ended September 30, 2021 and 2020 was $809 million and $546 million, respectively. During the nine months ended September 30, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes, and we redeemed in full $400 million in aggregate principal amount of our 2022 Senior Notes. Additionally, during the nine months ended September 30, 2021, we issued $400 million in aggregate principal amount of our 2031 Senior Notes and received borrowings of approximately 104 million SAR (approximately $27 million) related to funding on a new term loan facility of our consolidated 50%-owned joint venture, AAC. See “Note 8. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt” to our condensed consolidated financial statements. During the nine months ended September 30, 2020, we repaid a total of $153 million on our Revolving Credit Facility and repaid in full $109 million on our 2019 Term Loan in the third quarter of 2020.

Free cash flow from continuing operations for the nine months ended September 30, 2021 and 2020 was a use of cash of $87 million and $60 million, respectively.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	September 30,	Less		December 31,	(Decrease)	Percent
	2021	Acquisition(1)	Subtotal	2020	Increase	Change
Cash and cash equivalents	$505	$(9)	$496	$1,593	$(1,097)	(69)%
Accounts and notes receivable, net	1,239	(13)	1,226	910	316	35%
Inventories	1,174	(26)	1,148	848	300	35%
Other current assets	196	—	196	217	(21)	(10)%
Total current assets	3,114	(48)	3,066	3,568	(502)	(14)%
Accounts payable	985	(7)	978	876	102	12%
Accrued liabilities	569	(2)	567	458	109	24%
Current portion of debt	16	—	16	593	(577)	(97)%
Current operating lease liabilities	54	—	54	52	2	4%
Total current liabilities	1,624	(9)	1,615	1,979	(364)	(18)%
Working capital	$1,490	$(39)	$1,451	$1,589	$(138)	(9)%

(1)

Represents amounts related to the Gabriel Acquisition. For more information, see “Note 3. Business Combinations and Acquisitions—Acquisition of Gabriel Performance Products” to our condensed consolidated financial statements.

Our working capital decreased by $138 million as a result of the net impact of the following significant changes:

●	The decrease in cash and cash equivalents of $1,097 million resulted from the matters identified on our condensed consolidated statements of cash flows.

●	Accounts receivable increased by $316 million due to higher revenues in the third quarter of 2021 compared to the fourth quarter of 2020.

●	Inventories increased by $300 million primarily due to higher inventory costs and volumes.

●	Accounts payable increased by $102 million primarily due to higher inventory purchases.

●	Accrued liabilities increased by $109 million primarily related to higher accrued compensation and current income taxes payable.

●	Current portion of debt decreased by $577 million primarily due to the redemption of our 2021 Senior Notes in the first half of 2021.

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

Variable Interest Entity Debt

See “Note 8. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt” to our condensed consolidated financial statements.

Note Payable from Huntsman International to Huntsman Corporation

See “Note 8. Debt—Direct and Subsidiary Debt—Note Payable from Huntsman International to Huntsman Corporation” to our condensed consolidated financial statements.

Compliance with Covenants

See “Note 8. Debt—Compliance with Covenants” to our condensed consolidated financial statements.

We depend upon our cash, Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2021, we had $1,955 million of combined cash and unused borrowing capacity, consisting of $505 million in cash, $1,190 million in availability under our Revolving Credit Facility and $260 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $546 million for the nine months ended September 30, 2021, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●

During 2021, we expect to spend approximately $350 million on capital expenditures, including spending of approximately $100 million on a new MDI splitter in Geismar, Louisiana. We expect to fund capital expenditures with cash provided by operations.

●

During the nine months ended September 30, 2021, we made contributions to our pension and postretirement benefit plans of $45 million. During 2021, we expect to contribute an additional amount of approximately $9 million to these plans.

●	On February 7, 2018 and on May 3, 2018, our Board of Directors collectively authorized us to repurchase up to an aggregate of $1 billion in shares of our common stock. During the three months and nine months ended September 30, 2021, we repurchased 3,971,784 shares of our common stock for approximately $102 million, excluding commissions, under the share repurchase program.

Long-Term Liquidity

●	On April 28, 2021, our Board of Directors declared a $0.1875 per share cash dividend on our common stock. This represents a 15% increase from the previous dividend. We expect to distribute an additional $5.5 million in dividends each quarter related to this dividend increase.

●	On May 26, 2021, Huntsman International completed a $400 million offering of its 2031 Senior Notes. On June 23, 2021, Huntsman International applied the net proceeds from the offering, along with cash on hand, to redeem in full the $400 million in aggregate principal amount of its 2022 Senior Notes. For additional information, see “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

●	On July 1, 2021, we entered into amendments to our A/R Programs that, among other things, extended the scheduled termination dates of our A/R Programs from April 2022 to July 2024.

●

On a new MDI splitter being constructed in Geismar, Louisiana, we expect to spend approximately $50 million in the remainder of 2021 and 2022. We expect to fund capital expenditures with cash provided by operations.

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

As of September 30, 2021, we had $16 million classified as current portion of debt, including debt at our variable interest entities of $13 million and certain other short-term facilities and scheduled amortization payments totaling $3 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of September 30, 2021, we had approximately $365 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends, which dividends would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to certain foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Rockwood Litigation

On February 6, 2017, we filed a lawsuit in New York state court against Rockwood Specialties Group, Inc., Rockwood Holdings, Inc. (collectively, “Rockwood”), Albemarle Corporation (as Rockwood’s successor) (“Albemarle”) and certain former Rockwood executives to recover damages for fraud and breach of contract in connection with our purchase of Rockwood’s pigments businesses, including its Color Pigments Division, for $1.1 billion in 2014. The case was ordered to arbitration under the rules of the American Arbitration Association and, after a two-week trial in May 2021, a panel consisting of three former federal judges awarded us in excess of $600 million for the fraud and breach, inclusive of punitive damages and statutory interest at 9%, of which we expect to net in excess of $400 million after attorney’s fees. The award is subject to confirmation and limited appeal in New York state court, and the arbitration panel directed us to file for reimbursement from Albemarle for attorney’s fees as prevailing party.

Texas Emissions Enforcement

On July 26, 2021, the Attorney General of the State of Texas filed a civil suit in the District Court of Travis County, Texas seeking civil penalties and attorney’s fees for alleged violations of the Texas Clean Air Act, Texas Commission on Environmental Quality regulations and facility permit terms. The complaint alleged multiple unauthorized emissions events and reporting discrepancies that occurred between December 2016 and June 2019 at our former manufacturing facility in Port Neches, Texas. The state is seeking monetary relief between $250,000 and $1 million. We completed the sale of our former Port Neches, Texas facility to Indorama Ventures Holdings L.P. on January 3, 2020. We believe that we are contractually indemnified for any defense costs and potential liability that may result from this action.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2021.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
July	344	$26.70	—	$420,000,000
August	2,973,750	25.40	2,972,351	345,000,000
September	999,559	26.37	999,433	318,000,000
Total	3,973,653	25.64	3,971,784

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)

On February 7, 2018 and on May 3, 2018, our Board of Directors authorized us to repurchase up to an aggregate of $1 billion in shares of our common stock. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. Subsequent to the end of the first quarter of 2020, we suspended share repurchases under our existing share repurchase program in order to enhance our liquidity position in response to COVID-19. During the third quarter of 2021, we resumed the share repurchase program and repurchased 3,971,784 shares of our common stock for approximately $102 million, excluding commissions.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
10.1		Master Amendment No. 10 to U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of July 1, 2021	10-Q	10.1	July 30, 2021
10.2		Amended and Restated European Receivables Loan Agreement, dated as of July 1, 2021	10-Q	10.2	July 30, 2021
10.3	*	Independent Services Agreement No. ISA-SD-2021 (Sean Douglas)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2021	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)