Form 10-Q
period 2022-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2022-04-28
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On April 20, 2022, 209,798,078 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED March 31, 2022

FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; projected impact of COVID-19 on our operations and future financial results; projected impact of the potential expansion of the Russia-Ukraine conflict on our operations and future financial results; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, business separations, spin-offs, or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” below and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents(a)	$807	$1,041
Accounts and notes receivable (net of allowance for doubtful accounts of $23 and $25, respectively), ($372 and $324 pledged as collateral, respectively)(a)	1,285	1,159
Accounts receivable from affiliates	25	27
Inventories(a)	1,382	1,201
Receivable associated with the Albemarle Settlement	333	333
Other current assets	156	167
Total current assets	3,988	3,928
Property, plant and equipment, net(a)	2,551	2,576
Investment in unconsolidated affiliates	485	470
Intangible assets, net	461	469
Goodwill	650	650
Deferred income taxes	204	206
Operating lease right-of-use assets	390	403
Other noncurrent assets(a)	673	690
Total assets	$9,402	$9,392

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,252	$1,148
Accounts payable to affiliates	63	60
Accrued liabilities(a)	732	780
Current portion of debt(a)	21	12
Current operating lease liabilities(a)	50	51
Total current liabilities	2,118	2,051
Long-term debt(a)	1,529	1,538
Deferred income taxes	178	161
Noncurrent operating lease liabilities(a)	358	370
Other noncurrent liabilities(a)	679	713
Total liabilities	4,862	4,833
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 261,055,993 and 259,701,770 shares issued and 209,975,156 and 214,170,287 shares outstanding, respectively	3	3
Additional paid-in capital	4,152	4,102
Treasury stock, 51,080,837 and 45,531,489 shares, respectively	(1,144)	(934)
Unearned stock-based compensation	(49)	(25)
Retained earnings	2,595	2,435
Accumulated other comprehensive loss	(1,214)	(1,203)
Total Huntsman Corporation stockholders’ equity	4,343	4,378
Noncontrolling interests in subsidiaries	197	181
Total equity	4,540	4,559
Total liabilities and equity	$9,402	$9,392

(a)

At March 31, 2022 and December 31, 2021, respectively, $9 and $1 of cash and cash equivalents, $9 and $12 of accounts and notes receivable (net), $66 and $64 of inventories, $156 and $161 of property, plant and equipment (net), $25 and $23 of other noncurrent assets, $145 and $146 of accounts payable, $8 and $13 of accrued liabilities, $17 and $10 of current portion of debt, $6 each of current operating lease liabilities, $33 and $35 of long-term debt, $19 and $20 of noncurrent operating lease liabilities and $46 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months
	ended
	March 31,
	2022	2021
Revenues:
Trade sales, services and fees, net	$2,329	$1,802
Related party sales	60	35
Total revenues	2,389	1,837
Cost of goods sold	1,824	1,445
Gross profit	565	392
Operating expenses:
Selling, general and administrative	216	207
Research and development	38	38
Restructuring, impairment and plant closing costs	—	24
Other operating expenses (income), net	7	(3)
Total operating expenses	261	266
Operating income	304	126
Interest expense, net	(14)	(19)
Equity in income of investment in unconsolidated affiliates	15	38
Fair value adjustments to Venator investment	(2)	(19)
Other income, net	1	7
Income from continuing operations before income taxes	304	133
Income tax expense	(65)	(34)
Income from continuing operations	239	99
Income from discontinued operations, net of tax	1	1
Net income	240	100
Net income attributable to noncontrolling interests	(17)	(17)
Net income attributable to Huntsman Corporation	$223	$83

Basic income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.04	$0.38
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.01	—
Net income attributable to Huntsman Corporation common stockholders	$1.05	$0.38
Weighted average shares	212.7	220.4

Diluted income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.03	$0.37
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.01	—
Net income attributable to Huntsman Corporation common stockholders	$1.04	$0.37
Weighted average shares	215.4	222.6

Amounts attributable to Huntsman Corporation:
Income from continuing operations	$222	$82
Income from discontinued operations, net of tax	1	1
Net income	$223	$83

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2022	2021
Net income	$240	$100
Other comprehensive loss, net of tax:
Foreign currency translations adjustments	(20)	(32)
Pension and other postretirement benefits adjustments	9	19
Other, net	(1)	—
Other comprehensive loss, net of tax	(12)	(13)
Comprehensive income	228	87
Comprehensive income attributable to noncontrolling interests	(16)	(17)
Comprehensive income attributable to Huntsman Corporation	$212	$70

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2022	214,170,287	$3	$4,102	$(934)	$(25)	$2,435	$(1,203)	$181	$4,559
Net income	—	—	—	—	—	223	—	17	240
Other comprehensive loss	—	—	—	—	—	—	(11)	(1)	(12)
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,327,568	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	1	—	8	—	—	—	9
Repurchase and cancellation of stock awards	(361,250)	—	—	—	—	(13)	—	—	(13)
Stock options exercised	387,899	—	10	—	—	(5)	—	—	5
Treasury stock repurchased	(5,549,348)	—	—	(210)	—	—	—	—	(210)
Dividends declared on common stock ($0.2125 per share)	—	—	—	—	—	(45)	—	—	(45)
Balance, March 31, 2022	209,975,156	$3	$4,152	$(1,144)	$(49)	$2,595	$(1,214)	$197	$4,540

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2021	220,046,262	$3	$4,048	$(731)	$(19)	$1,564	$(1,346)	$154	$3,673
Net income	—	—	—	—	—	83	—	17	100
Other comprehensive loss	—	—	—	—	—	—	(13)	—	(13)
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	664,818	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	2	—	6	—	—	—	8
Repurchase and cancellation of stock awards	(202,961)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	204,005	—	5	—	—	(2)	—	—	3
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(36)	—	—	(36)
Balance, March 31, 2021	220,712,124	$3	$4,085	$(731)	$(38)	$1,603	$(1,359)	$171	$3,734

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2022	2021
Operating Activities:
Net income	$240	$100
Less: Income from discontinued operations, net of tax	(1)	(1)
Income from continuing operations	239	99
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(15)	(38)
Unrealized losses on fair value adjustments to Venator investment	2	19
Depreciation and amortization	71	74
Noncash lease expense	16	17
Noncash restructuring and impairment charges	—	8
Deferred income taxes	13	—
Stock-based compensation	11	9
Other, net	1	2
Changes in operating assets and liabilities:
Accounts and notes receivable	(134)	(117)
Inventories	(187)	(156)
Other current assets	16	(10)
Other noncurrent assets	(1)	(30)
Accounts payable	120	94
Accrued liabilities	(41)	20
Other noncurrent liabilities	(26)	(7)
Net cash provided by (used in) operating activities from continuing operations	85	(16)
Net cash used in operating activities from discontinued operations	—	(1)
Net cash provided by (used in) operating activities	85	(17)

Investing Activities:
Capital expenditures	(69)	(98)
Acquisition of business, net of cash acquired	—	(240)
Cash received from sale of business	—	15
Other, net	4	—
Net cash used in investing activities	(65)	(323)

Financing Activities:
Net borrowings on revolving loan facilities	8	9
Repayments of long-term debt	(3)	(548)
Dividends paid to common stockholders	(46)	(37)
Repurchase and cancellation of awards	(13)	(6)
Repurchase of common stock	(203)	—
Proceeds from issuance of common stock	5	3
Net cash used in financing activities	(252)	(579)
Effect of exchange rate changes on cash	(2)	(1)
Decrease in cash and cash equivalents	(234)	(920)
Cash and cash equivalents at beginning of period	1,041	1,593
Cash and cash equivalents at end of period	$807	$673

Supplemental cash flow information:
Cash paid for interest	$9	$16
Cash paid for income taxes	32	8

As of March 31, 2022 and 2021, the amount of capital expenditures in accounts payable was $44 million and $54 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents(a)	$806	$1,039
Accounts and notes receivable (net of allowance for doubtful accounts of $23 and $25, respectively), ($372 and $324 pledged as collateral, respectively)(a)	1,285	1,159
Accounts receivable from affiliates	479	269
Inventories(a)	1,382	1,201
Receivable associated with the Albemarle Settlement	333	333
Other current assets	155	165
Total current assets	4,440	4,166
Property, plant and equipment, net(a)	2,551	2,576
Investment in unconsolidated affiliates	485	470
Intangible assets, net	461	469
Goodwill	650	650
Deferred income taxes	204	206
Operating lease right-of-use assets	390	403
Other noncurrent assets(a)	673	691
Total assets	$9,854	$9,631

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,242	$1,145
Accounts payable to affiliates	65	62
Accrued liabilities(a)	723	771
Current portion of debt(a)	21	12
Current operating lease liabilities(a)	50	51
Total current liabilities	2,101	2,041
Long-term debt(a)	1,529	1,538
Deferred income taxes	181	163
Noncurrent operating lease liabilities(a)	358	370
Other noncurrent liabilities(a)	671	700
Total liabilities	4,840	4,812
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,741	3,732
Retained earnings	2,274	2,093
Accumulated other comprehensive loss	(1,198)	(1,187)
Total Huntsman International LLC members’ equity	4,817	4,638
Noncontrolling interests in subsidiaries	197	181
Total equity	5,014	4,819
Total liabilities and equity	$9,854	$9,631

(a)	At March 31, 2022 and December 31, 2021, respectively, $9 and $1 of cash and cash equivalents, $9 and $12 of accounts and notes receivable (net), $66 and $64 of inventories, $156 and $161 of property, plant and equipment (net), $25 and $23 of other noncurrent assets, $145 and $146 of accounts payable, $8 and $13 of accrued liabilities, $17 and $10 of current portion of debt, $6 each of current operating lease liabilities, $33 and $35 of long-term debt, $19 and $20 of noncurrent operating lease liabilities and $46 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months
	ended
	March 31,
	2022	2021
Revenues:
Trade sales, services and fees, net	$2,329	$1,802
Related party sales	60	35
Total revenues	2,389	1,837
Cost of goods sold	1,824	1,445
Gross profit	565	392
Operating expenses:
Selling, general and administrative	213	204
Research and development	38	38
Restructuring, impairment and plant closing costs	—	24
Other operating expenses (income), net	7	(3)
Total operating expenses	258	263
Operating income	307	129
Interest expense, net	(14)	(19)
Equity in income of investment in unconsolidated affiliates	15	38
Fair value adjustments to Venator investment	(2)	(19)
Other income, net	1	7
Income from continuing operations before income taxes	307	136
Income tax expense	(65)	(35)
Income from continuing operations	242	101
Income from discontinued operations, net of tax	1	1
Net income	243	102
Net income attributable to noncontrolling interests	(17)	(17)
Net income attributable to Huntsman International LLC	$226	$85

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months
	ended
	March 31,
	2022	2021
Net income	$243	$102
Other comprehensive loss, net of tax:
Foreign currency translations adjustment	(20)	(31)
Pension and other postretirement benefits adjustments	9	19
Other, net	(1)	—
Other comprehensive loss, net of tax	(12)	(12)
Comprehensive income	231	90
Comprehensive income attributable to noncontrolling interests	(16)	(17)
Comprehensive income attributable to Huntsman International LLC	$215	$73

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2022	2,728	$3,732	$2,093	$(1,187)	$181	$4,819
Net income	—	—	226	—	17	243
Dividends paid to parent	—	—	(45)	—	—	(45)
Other comprehensive loss	—	—	—	(11)	(1)	(12)
Contribution from parent	—	9	—	—	—	9
Balance, March 31, 2022	2,728	$3,741	$2,274	$(1,198)	$197	$5,014

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2021	2,728	$3,701	$1,203	$(1,333)	$154	$3,725
Net income	—	—	85	—	17	102
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive loss	—	—	—	(12)	—	(12)
Contribution from parent	—	8	—	—	—	8
Balance, March 31, 2021	2,728	$3,709	$1,252	$(1,345)	$171	$3,787

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2022	2021
Operating Activities:
Net income	$243	$102
Less: Income from discontinued operations, net of tax	(1)	(1)
Income from continuing operations	242	101
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(15)	(38)
Unrealized losses on fair value adjustments to Venator investment	2	19
Depreciation and amortization	71	73
Noncash lease expense	16	17
Noncash restructuring and impairment charges	—	8
Deferred income taxes	13	—
Noncash compensation	9	8
Other, net	3	1
Changes in operating assets and liabilities:
Accounts and notes receivable	(134)	(117)
Inventories	(187)	(156)
Other current assets	15	(3)
Other noncurrent assets	(1)	(30)
Accounts payable	119	93
Accrued liabilities	(41)	14
Other noncurrent liabilities	(26)	(7)
Net cash provided by (used in) operating activities from continuing operations	86	(17)
Net cash used in operating activities from discontinued operations	—	(1)
Net cash provided by (used in) operating activities	86	(18)

Investing Activities:
Capital expenditures	(69)	(98)
Acquisition of business, net of cash acquired	—	(240)
Cash received from sale of business	—	15
Increase in receivable from affiliate	(212)	(7)
Other, net	3	—
Net cash used in investing activities	(278)	(330)

Financing Activities:
Net borrowings on revolving loan facilities	8	9
Repayments of long-term debt	(3)	(548)
Dividends paid to parent	(45)	(36)
Other, net	1	—
Net cash used in financing activities	(39)	(575)
Effect of exchange rate changes on cash	(2)	(1)
Decrease in cash and cash equivalents	(233)	(924)
Cash and cash equivalents at beginning of period	1,039	1,591
Cash and cash equivalents at end of period	$806	$667

Supplemental cash flow information:
Cash paid for interest	$9	$16
Cash paid for income taxes	32	8

For March 31, 2022 and 2021, the amount of capital expenditures in accounts payable was $44 million and $54 million, respectively.

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

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income (loss), financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021 for our Company and Huntsman International.

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

Recent Developments

Share Repurchase Program

On March 25, 2022, our Board of Directors increased the authorization of our existing share repurchase program from $1 billion to $2 billion. Repurchases may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements during the three months ended  March 31, 2022 that are applicable to us.

3. BUSINESS COMBINATIONS

Acquisition of gaBRIEL Performance Products

On January 15, 2021, we completed the acquisition of Gabriel Performance Products, a North American specialty chemical manufacturer of specialty additives and epoxy curing agents for the coatings, adhesives, sealants and composite end-markets (“Gabriel Acquisition”), from funds affiliated with Audax Private Equity in an all-cash transaction of approximately $251 million, subject to customary closing adjustments. The purchase price was funded from available liquidity, and the acquired business is being integrated into our Advanced Materials segment. Transaction costs related to this acquisition were approximately $1 million for the three months ended March 31, 2021 and were recorded in other operating income, net in our condensed consolidated statements of operations.

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

The valuation was finalized during the first quarter of 2022. Intangible assets acquired included in this allocation consist of trademarks, technology and trade secrets, which are being amortized over a period of 15 years. The goodwill recognized is attributable primarily to projected future profitable growth in our Advanced Materials specialty portfolio and synergies. We acquired approximately $94 million of goodwill that will be deductible for income tax purposes.

PRO FORMA INFORMATION FOR ACQUISITION

If the Gabriel Acquisition were to have occurred on January 1, 2021, the following estimated pro forma revenues, net income, net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Three months
ended
March 31,
2021
Revenues	$1,841
Net income	88
Net income attributable to Huntsman Corporation	71

Three months
ended
March 31,
2021
Revenues	$1,841
Net income	90
Net income attributable to Huntsman International	73

4. BUSINESS DISPOSITIONS

SaLE of Venator InterEST

On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator Materials PLC (“Venator”). Concurrently with the sale of ordinary shares, we entered into an option agreement, pursuant to which we granted an option to funds advised by SK Capital Partners, LP to purchase the remaining approximate 9.7 million ordinary shares we hold in Venator at $2.15 per share. We record this option at fair value with changes in fair value reported in earnings. We account for our remaining ownership interest in Venator as an investment in equity securities that are marked to fair value with changes in fair value reported in earnings. For the three months ended March 31, 2022 and 2021, we recorded net losses of $2 million and $19 million, respectively, to record our investment in Venator at fair value. These net losses were recorded in “Fair value adjustments to Venator investment” in our condensed consolidated statements of operations.

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using last-in first-out (“LIFO”), first-in first-out and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31,	December 31,
	2022	2021
Raw materials and supplies	$332	$282
Work in progress	66	52
Finished goods	1,029	909
Total	1,427	1,243
LIFO reserves	(45)	(42)
Net inventories	$1,382	$1,201

As of both  March 31, 2022 and December 31, 2021, approximately 7% of inventories were recorded using the LIFO cost method.

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

During the three months ended March 31, 2022, there were no changes in our variable interest entities.

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  March 31, 2022, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of March 31, 2022 and our consolidated balance sheet as of December 31, 2021 (dollars in millions):

	March 31,	December 31,
	2022	2021
Current assets	$92	$81
Property, plant and equipment, net	156	161
Operating lease right-of-use assets	25	26
Other noncurrent assets	147	148
Deferred income taxes	21	21
Total assets	$441	$437
Current liabilities	$177	$176
Long-term debt	33	35
Noncurrent operating lease liabilities	19	20
Other noncurrent liabilities	46	46
Total liabilities	$275	$277

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three months ended March 31, 2022 and 2021 are as follows (dollars in millions):

	Three months
	ended
	March 31,
	2022	2021
Revenues	$—	$—
Income from continuing operations before income taxes	5	—
Net cash provided by operating activities	8	4

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  March 31, 2022 and December 31, 2021, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions	Non-cancelable lease and contract termination costs	Other restructuring costs	Total
Accrued liabilities as of January 1, 2022	$28	$2	$1	$31
2022 charges for 2022 and prior initiatives	—	—	—	—
2022 payments for 2021 and prior initiatives	(6)	—	(1)	(7)
Accrued liabilities as of March 31, 2022	$22	$2	$—	$24

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment and initiative are provided below (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and Other	Total
Accrued liabilities as of January 1, 2022	$9	$1	$5	$5	$11	$31
2022 charges for 2022 and prior initiatives	—	—	—	—	—	—
2022 payments for 2021 and prior initiatives	(3)	—	(1)	(1)	(2)	(7)
Accrued liabilities as of March 31, 2022	$6	$1	$4	$4	$9	$24

Current portion of restructuring reserves	$6	$1	$1	$1	$3	$12
Long-term portion of restructuring reserves	—	—	3	3	6	12

Details with respect to cash and noncash restructuring charges from continuing operations for the three months ended March 31, 2022 and 2021 are provided below (dollars in millions):

	Three months
	ended
	March 31,
	2022	2021
Cash charges:
2022 charges for 2022 and prior initiatives	$—	$—
2021 charges for 2020 and prior initiatives	—	14
2021 charges for 2021 initiatives	—	2
Noncash charges:
Other noncash charges	—	8
Total restructuring, impairment and plant closing costs	$—	$24

Restructuring Activities

Beginning in the first quarter of 2021, Corporate and other segment incurred restructuring costs related to a restructuring program to optimize our global approach to leveraging shared services capabilities. In connection with this restructuring program, we recorded restructuring expense of approximately $14 million in the three months ended March 31, 2021 primarily related to workforce reductions. There were no significant restructuring costs incurred during the three months ended March 31, 2022. We expect to record further restructuring expenses of approximately $2 million through 2023.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. In connection with this restructuring program, we recorded restructuring expense of approximately $1 million in the three months ended March 31, 2021. There were no significant restructuring costs incurred during the three months ended March 31, 2022. We expect to record further restructuring expenses of between approximately $1 million and $2 million through the first half of 2022.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with the CVC Thermoset Specialties Acquisition, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. There were no significant restructuring costs incurred during both the three months ended March 31, 2022 and 2021. We expect to record further restructuring expenses of approximately $6 million through the end of 2023.

8. DEBT

Our outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

	March 31,	December 31,
	2022	2021
Senior Credit Facilities:
Revolving facility	$—	$—
Amounts outstanding under A/R programs	—	—
Senior notes	1,468	1,473
Variable interest entities	50	45
Other	32	32
Total debt	$1,550	$1,550
Current portion of debt	$21	$12
Long-term portion of debt	1,529	1,538
Total debt	$1,550	$1,550

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  March 31, 2022 and December 31, 2021, the amount of debt issuance costs directly reducing the debt liability was $9 million and $10 million, respectively. We record the amortization of debt issuance costs as interest expense.

Revolving Credit Facility

As of March 31, 2022, our $1.2 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) was as follows (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance		Carrying
Facility	amount	outstanding		costs		value		Interest rate(2)	Maturity
Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	USD LIBOR plus 1.50%	2023

(1)	On March 31, 2022, we had an additional $3 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Credit Facility.

(2)

Interest rates on borrowings under the Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate as of March 31, 2022 was 1.50% above LIBOR.

A/R Programs

Our U.S. accounts receivable securitization program (“U.S. A/R Programs”) and our European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”) are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE.

On July 1, 2021, we entered into amendments to our A/R Programs that, among other things, extended the respective scheduled termination dates of our A/R Programs from April 2022 to July 2024.

Information regarding our A/R Programs as of March 31, 2022 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	July 2024	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	July 2024	€100	€—		Applicable rate plus 1.30%
		(or approximately $111)

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

(3)	As of March 31, 2022, we had approximately $8 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of March 31, 2022 and December 31, 2021, $372 million and $324 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

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

Variable Interest Entity Debt

As of  March 31, 2022, AAC, our consolidated 50%-owned joint venture, had $50 million outstanding under its loan commitments and debt financing arrangements. As of March 31, 2022, we have $17 million classified as current debt and $33 million as long-term debt on our consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2022, we had approximately $157 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2022, we have designated approximately €130 million (approximately $144 million) of euro-denominated debt as a hedge of our net investment. For the three months ended March 31, 2022 and March 31, 2021, the amount recognized on the hedge of our net investment were gains of $3 million and $8 million, respectively, and were recorded in other comprehensive income in our condensed consolidated statements of comprehensive income.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$20	$20	$25	$25
Investment in Venator	17	17	25	25
Option agreement for remaining Venator shares	(2)	(2)	(7)	(7)
Long-term debt (including current portion)	(1,550)	(1,579)	(1,550)	(1,698)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Our investment in Venator is marked to fair value, which is obtained through market observable pricing using prevailing market prices (Level 1). Additionally, the estimated fair value of the option agreement related to the remaining ordinary shares we hold in Venator is based on a valuation technique using market observable inputs (Level 2). See “Note 4. Business Dispositions—Sale of Venator Interest.” The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded in an active market (Level 1). The fair value estimates presented herein are based on pertinent information available to management as of  March 31, 2022 and December 31, 2021. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2022, and current estimates of fair value may differ significantly from the amounts presented herein.

During the three months ended March 31, 2022, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended March 31, 2022 and 2021 (dollars in millions):

		Performance	Advanced	Textile	Corporate and
2022	Polyurethanes	Products	Materials	Effects	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$560	$205	$106	$15	$(3)	$883
Europe	355	120	128	32	(4)	631
Asia Pacific	360	124	71	119	(1)	673
Rest of world	111	31	30	31	(1)	202
	$1,386	$480	$335	$197	$(9)	$2,389

Major product groupings
MDI urethanes	$1,386					$1,386
Differentiated		$480				480
Specialty			$306			306
Non-specialty			29			29
Textile chemicals and dyes				$197		197
Eliminations					$(9)	(9)
	$1,386	$480	$335	$197	$(9)	$2,389

		Performance	Advanced	Textile	Corporate and
2021	Polyurethanes	Products	Materials	Effects	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$371	$120	$83	$13	$(3)	$584
Europe	279	77	99	31	(3)	483
Asia Pacific	336	91	71	119	—	617
Rest of world	82	17	25	30	(1)	153
	$1,068	$305	$278	$193	$(7)	$1,837

Major product groupings
MDI urethanes	$1,068					$1,068
Differentiated		$305				305
Specialty			$245			245
Non-specialty			33			33
Textile chemicals and dyes				$193		193
Eliminations					$(7)	(7)
	$1,068	$305	$278	$193	$(7)	$1,837

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit costs from continuing operations for the three months ended March 31, 2022 and 2021 were as follows (dollars in millions):

Huntsman Corporation

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$12	$14	$—	$—
Interest cost	14	12	—	—
Expected return on assets	(42)	(42)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	(1)
Amortization of actuarial loss	14	23	1	1
Settlement loss	—	3	—	—
Net periodic benefit cost	$(3)	$8	$—	$—

Huntsman International

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$12	$14	$—	$—
Interest cost	14	12	—	—
Expected return on assets	(42)	(42)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	(1)
Amortization of actuarial loss	14	24	1	1
Settlement loss	—	3	—	—
Net periodic benefit cost	$(3)	$9	$—	$—

During the three months ended March 31, 2022 and 2021, we made contributions to our pension and other postretirement benefit plans of $13 million and $14 million, respectively. During the remainder of 2022, we expect to contribute an additional amount of approximately $36 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. In conjunction with the inception of this plan, we retired our prior share repurchase program. On March 25, 2022, our Board of Directors increased the authorization of our existing share repurchase program from $1 billion to $2 billion. During the first quarter of 2022, we repurchased 5,549,348 shares of our common stock for approximately $210 million, excluding commissions, under this share repurchase program. From April 1, 2022 through April 20, 2022, we repurchased an additional 906,000 shares of our common stock for approximately $32 million, excluding commissions.

Dividends on Common Stock

On February 14, 2022, our Board of Directors declared a $0.2125 per share cash dividend on our common stock. This represents a 13% increase from the previous dividend. During the quarters ended March 31, 2022 and  March 31, 2021, we paid $45 million and $36 million, respectively, or $0.2125 and $0.1625 per share, respectively, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2022	$(420)	$(810)	$8	$6	$(1,216)	$13	$(1,203)
Other comprehensive loss before reclassifications, gross	(20)	—	—	(1)	(21)	1	(20)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	13	—	—	13	—	13
Tax expense	—	(4)	—	—	(4)	—	(4)
Net current-period other comprehensive (loss) income	(20)	9	—	(1)	(12)	1	(11)
Ending balance, March 31, 2022	$(440)	$(801)	$8	$5	$(1,228)	$14	$(1,214)

(a)	Amounts are net of tax of $56 million for both March 31, 2022 and January 1, 2022.

(b)	Amounts are net of tax of $77 million and $81 million as of March 31, 2022 and January 1, 2022, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2021	$(328)	$(1,050)	$8	$4	$(1,366)	$20	$(1,346)
Other comprehensive loss before reclassifications, gross	(32)	—	—	—	(32)	—	(32)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	24	—	—	24	—	24
Tax expense	—	(5)	—	—	(5)	—	(5)
Net current-period other comprehensive (loss) income	(32)	19	—	—	(13)	—	(13)
Ending balance, March 31, 2021	$(360)	$(1,031)	$8	$4	$(1,379)	$20	$(1,359)

(a)	Amounts are net of tax of $56 million for both March 31, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $148 million and $153 million as of March 31, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended March 31,
	2022	2021
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(3)	(b)	Other income, net
Settlement loss	—	3	(b)	Other income, net
Actuarial loss	15	24	(b)(c)	Other income, net
	13	24		Total before tax
	(4)	(5)		Income tax expense
Total reclassifications for the period	$9	$19		Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	Amounts include approximately $1 million and $2 million of actuarial losses related to discontinued operations for the three months ended March 31, 2022 and 2021, respectively.

Huntsman International

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2022	$(424)	$(786)	$8	$2	$(1,200)	$13	$(1,187)
Other comprehensive loss before reclassifications, gross	(20)	—	—	(1)	(21)	1	(20)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	13	—	—	13	—	13
Tax expense	—	(4)	—	—	(4)	—	(4)
Net current-period other comprehensive (loss) income	(20)	9	—	(1)	(12)	1	(11)
Ending balance, March 31, 2022	$(444)	$(777)	$8	$1	$(1,212)	$14	$(1,198)

(a)	Amounts are net of tax of $43 million for both March 31, 2022 and January 1, 2022.

(b)	Amounts are net of tax of $101 million and $105 million as of March 31, 2022 and January 1, 2022, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2021	$(333)	$(1,028)	$8	$—	$(1,353)	$20	$(1,333)
Other comprehensive loss before reclassifications, gross	(31)	—	—	—	(31)	—	(31)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	25	—	—	25	—	25
Tax expense	—	(6)	—	—	(6)	—	(6)
Net current-period other comprehensive (loss) income	(31)	19	—	—	(12)	—	(12)
Ending balance, March 31, 2021	$(364)	$(1,009)	$8	$—	$(1,365)	$20	$(1,345)

(a)	Amounts are net of tax of $43 million as of both March 31, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $172 million and $178 million as of March 31, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended March 31,
	2022	2021
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(3)	(b)	Other income, net
Settlement loss	—	3	(b)	Other income, net
Actuarial loss	15	25	(b)(c)	Other income, net
	13	25		Total before tax
	(4)	(6)		Income tax expense
Total reclassifications for the period	$9	$19		Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	Amounts include approximately $1 million and $2 million, respectively, of actuarial losses related to discontinued operations for both the three months ended March 31, 2022 and 2021.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For both the three months ended March 31, 2022 and 2021, our capital expenditures for EHS matters totaled $7 million. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $5 million for environmental liabilities for both  March 31, 2022 and December 31, 2021. Of these amounts, $1 million was classified as accrued liabilities in our condensed consolidated balance sheets for both  March 31, 2022 and December 31, 2021 and $4 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets for both  March 31, 2022 and December 31, 2021. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

As of March 31, 2022, we had approximately 6 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period or in total at the end of a three-year period. Certain performance share unit awards vest in total at the end of a two-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months
	ended
	March 31,
	2022	2021
Huntsman Corporation compensation cost	$11	$9
Huntsman International compensation cost	9	8

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $4 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.

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

	Three months
	ended
	March 31,
	2022(1)	2021
Dividend yield	NA	2.3%
Expected volatility	NA	53.3%
Risk-free interest rate	NA	0.7%
Expected life of stock options granted during the period (in years)	NA	5.9

(1)	During the three months ended March 31, 2022, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of March 31, 2022 and changes during the three months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2022	4,054	$21.62
Granted	—	—
Exercised	(515)	19.46
Forfeited	(19)	26.68
Outstanding at March 31, 2022	3,520	21.91	5.4	$55
Exercisable at March 31, 2022	3,092	21.56	4.9	49

As of March 31, 2022, there was approximately $4 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

The total intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was approximately $11 million and $3 million, respectively. Cash received from stock options exercised during each of the three months ended March 31, 2022 and 2021 was approximately $5 million and $3 million, respectively. The cash tax benefit from stock options exercised during each of the three months ended March 31, 2022 and 2021 was approximately $2 million and $1 million, respectively.

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

We grant two types of performance share unit awards. For one type of performance share unit award, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2022 and 2021 , the weighted-average expected volatility rate was 43.5% and 44.8%, respectively, and the weighted average risk-free interest rate was 1.67% and 0.2%, respectively. For the performance share unit awards granted in the three months ended March 31, 2022 and 2021, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

During the first quarter of 2022, we began issuing a second type of performance award, which also includes a market condition. The performance criteria are our corporate free cash flow achieved relative to targets set by management, modified for the total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the two-year performance period. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2022, the weighted-average expected volatility rate was 37.9% and the weighted average risk-free interest rate was 1.43%. For the performance share unit awards granted in the three months ended March 31, 2022 and 2021 , the number of shares earned varies based upon the Company achieving certain performance criteria over a two-year performance period.

A summary of the status of our nonvested shares as of March 31, 2022 and changes during the three months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2022	2,178		$25.07	367	$24.91
Granted	712		48.12	102	41.04
Vested	(1,044)	(1)(2)	23.11	(187)	24.04
Forfeited	(14)		26.13	(4)	25.85
Nonvested at March 31, 2022	1,832		35.13	278	31.38

(1)

As of March 31, 2022, a total of 106,285 restricted stock units were vested but not yet issued, of which 7,066 vested during the three months ended March 31, 2022. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 193,623 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2021. During the three months ended March 31, 2022, an additional 96,814 performance share unit awards with a grant date fair value of $29.68 were issued due to the target performance criteria being exceeded.

As of March 31, 2022, there was approximately $57 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during the three months ended March 31, 2022 and 2021 was approximately $31 million and $18 million, respectively.

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

During the three months ended March 31, 2022 and 2021, there was no tax benefit or expense recognized in connection with the net losses of $2 million and $19 million, respectively, on fair value adjustments to our Venator investment and related option to sell our remaining Venator shares recorded as part of non-operating income from continuing operations. Through December 31, 2021, we have recognized the portion of our Venator investment tax basis in excess of book that we ultimately expect to be able to utilize; no incremental tax benefit has been recognized on the year-to-date fair value losses incurred in 2021 or 2022. As a significant, unusual and non-operating item, these amounts were treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Huntsman Corporation

We recorded income tax expense from continuing operations of $65 million and $34 million for the three months ended March 31, 2022 and 2021, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $65 million and $35 million for the three months ended March 31, 2022 and 2021, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months
	ended
	March 31,
	2022	2021
Numerator:
Income from continuing operations attributable to Huntsman Corporation	$222	$82
Net income attributable to Huntsman Corporation	$223	$83

Denominator:
Weighted average shares outstanding	212.7	220.4
Dilutive shares:
Stock-based awards	2.7	2.2
Total weighted average shares outstanding, including dilutive shares	215.4	222.6

Additional stock-based awards of approximately 0.4 million and 1.1 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2022 and 2021, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive.

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. We use adjusted EBITDA to measure the financial performance of our global business units and for reporting the results of our operating segments. This measure includes all operating items relating to the businesses. The adjusted EBITDA of operating segments excludes items that principally apply to our Company as a whole. The following schedule includes revenues and adjusted EBITDA for each of our reportable operating segments (dollars in millions). We have revised our prior years’ presentation below to reconcile total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes, in addition to net income, and removed “corporate and other costs, net” from the total reportable segments’ adjusted EBITDA and included such amounts in the reconciliation to income from continuing operations before income taxes. Additionally, we have revised our prior years’ presentation of total reportable segments’ revenues, in which we removed intersegment eliminations from the total reportable segment’s revenues.

	Three months
	ended
	March 31,
	2022	2021
Revenues:
Polyurethanes	$1,386	$1,068
Performance Products	480	305
Advanced Materials	335	278
Textile Effects	197	193
Total reportable segment’s revenue	2,398	1,844
Intersegment eliminations	(9)	(7)
Total	$2,389	$1,837

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$224	$207
Performance Products	146	63
Advanced Materials	67	44
Textile Effects	28	25
Total reportable segments’ adjusted EBITDA	465	339

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(14)	(19)
Depreciation and amortization—continuing operations	(71)	(74)
Corporate and other costs, net(2)	(50)	(50)
Net income attributable to noncontrolling interests	17	17
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(6)	(9)
Fair value adjustments to Venator investment	(2)	(19)
Certain legal and other settlements and related expenses	(12)	(2)
Costs associated with the Albemarle Settlement, net	(1)	—
Loss on sale of business/assets	(4)	—
Income from transition services arrangements	1	1
Certain nonrecurring information technology project implementation costs	(2)	(1)
Amortization of pension and postretirement actuarial losses	(14)	(22)
Plant incident remediation costs	—	(4)
Restructuring, impairment and plant closing and transition costs(3)	(3)	(24)
Income from continuing operations before income taxes	304	133

Income tax expense—continuing operations	(65)	(34)
Income from discontinued operations	1	1
Net income	$240	$100

	Three months
	ended
	March 31,
	2022	2021
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$224	$207
Performance Products	146	63
Advanced Materials	67	44
Textile Effects	28	25
Total reportable segments’ adjusted EBITDA	465	339

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(14)	(19)
Depreciation and amortization—continuing operations	(71)	(73)
Corporate and other costs, net(2)	(47)	(47)
Net income attributable to noncontrolling interests	17	17
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(6)	(9)
Fair value adjustments to Venator investment	(2)	(19)
Certain legal and other settlements and related expenses	(12)	(2)
Costs associated with the Albemarle Settlement, net	(1)	—
Loss on sale of business/assets	(4)	—
Income from transition services arrangements	1	1
Certain nonrecurring information technology project implementation costs	(2)	(1)
Amortization of pension and postretirement actuarial losses	(14)	(23)
Plant incident remediation costs	—	(4)
Restructuring, impairment and plant closing and transition costs(3)	(3)	(24)
Income from continuing operations before income taxes	307	136

Income tax expense—continuing operations	(65)	(35)
Income from discontinued operations	1	1
Net income	$243	$102

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) fair value adjustments to Venator investment; (c) certain legal and other settlements and related income (expenses); (d) costs associated with the Albemarle Settlement, net; (e) loss on sale of business/assets; (f) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (g) certain nonrecurring information technology project implementation costs; (h) amortization of pension and postretirement actuarial losses; (i) plant incident remediation costs; and (j) restructuring, impairment, plant closing and transition costs.

(2)	Corporate and other costs, (net) includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(3)	Includes costs associated with transition activities relating primarily to our Corporate program to optimize our global approach to leverage shared services capabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues from continuing operations for the three months ended March 31, 2022 and 2021 were $2,389 million and $1,837 million, respectively.

Recent Developments

Share Repurchase Program

On March 25, 2022, our Board of Directors increased the authorization of our existing share repurchase program from $1 billion to $2 billion. Repurchases may be made through the open market or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost.

Dividend Increase

On February 14, 2022, our Board of Directors declared a $0.2125 per share cash dividend on our common stock. This represents a 13% increase from the previous dividend.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	Second quarter 2022 adjusted EBITDA estimated to be between $210 million and $230 million
●	Positive trends in our insulation business, driven by commercial construction
●	Higher costs, specifically in Europe, remain a headwind
●	China sales volumes pressure due to COVID-19 related lockdowns

Performance Products:

●	Second quarter 2022 adjusted EBITDA estimated to be between $130 million and $140 million
●	Commercial initiatives and solid demand drive year-over-year improvement
●	China sales volumes lower quarter-over-quarter due to COVID-19 related lockdowns

Advanced Materials:

●	Second quarter 2022 adjusted EBITDA estimated to be between $62 million and $68 million
●	Pricing increases to offset higher raw material costs
●	Industrial markets in Europe and Americas regions remain stable
●	China demand lower quarter-over-quarter due to COVID-19 related lockdowns

Textile Effects

●	Second quarter 2022 adjusted EBITDA estimated to be between $29 million and $31 million
●	Second quarter 2022 seasonally strongest quarter benefitting from positive trends in sustainability
●	Sales volumes headwinds in North Asia markets due to COVID-19 related lockdowns in China

In the first quarter of 2022, both our effective tax rate and our adjusted effective tax rate were 21%. For 2022, our adjusted effective tax rate is expected to be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 18. Income Taxes” to our condensed consolidated financial statements.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Quarterly Report on Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months
	ended
	March 31,		Percent
	2022	2021	change
Revenues	$2,389	$1,837	30%
Cost of goods sold	1,824	1,445	26%
Gross profit	565	392	44%
Operating expenses, net	261	242	8%
Restructuring, impairment and plant closing costs	—	24	(100)%
Operating income	304	126	141%
Interest expense, net	(14)	(19)	(26)%
Equity in income of investment in unconsolidated affiliates	15	38	(61)%
Fair value adjustments to Venator investment	(2)	(19)	(89)%
Other income, net	1	7	(86)%
Income from continuing operations before income taxes	304	133	129%
Income tax expense	(65)	(34)	91%
Income from continuing operations	239	99	141%
Income from discontinued operations, net of tax(1)	1	1	—
Net income	240	100	140%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(17)	(17)	—
Interest expense, net from continuing operations	14	19	(26)%
Income tax expense from continuing operations	65	34	91%
Depreciation and amortization from continuing operations	71	74	(4)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	6	9
EBITDA from discontinued operations(1)	(1)	(1)
Fair value adjustments to Venator investment	2	19
Certain legal and other settlements and related expenses	12	2
Costs associated with the Albemarle Settlement, net	1	—
Loss on sale of business/assets	4	—
Income from transition services arrangements	(1)	(1)
Certain nonrecurring information technology project implementation costs	2	1
Amortization of pension and postretirement actuarial losses	14	22
Plant incident remediation costs	—	4
Restructuring, impairment and plant closing and transition costs	3	24
Adjusted EBITDA(2)	$415	$289	44%

Net cash provided by (used in) operating activities from continuing operations	$85	$(16)	NM
Net cash used in investing activities	(65)	(323)	(80)%
Net cash used in financing activities	(252)	(579)	(56)%
Capital expenditures	(69)	(98)	(30)%

Huntsman International

	Three months
	ended
	March 31,		Percent
	2022	2021	change
Revenues	$2,389	$1,837	30%
Cost of goods sold	1,824	1,445	26%
Gross profit	565	392	44%
Operating expenses, net	258	239	8%
Restructuring, impairment and plant closing costs	—	24	(100)%
Operating income	307	129	138%
Interest expense, net	(14)	(19)	(26)%
Equity in income of investment in unconsolidated affiliates	15	38	(61)%
Fair value adjustments to Venator investment	(2)	(19)	(89)%
Other income, net	1	7	(86)%
Income from continuing operations before income taxes	307	136	126%
Income tax expense	(65)	(35)	86%
Income from continuing operations	242	101	140%
Income from discontinued operations, net of tax(1)	1	1	—
Net income	243	102	138%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(17)	(17)	—
Interest expense, net from continuing operations	14	19	(26)%
Income tax expense from continuing operations	65	35	86%
Depreciation and amortization from continuing operations	71	73	(3)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	6	9
EBITDA from discontinued operations(1)	(1)	(1)
Fair value adjustments to Venator investment	2	19
Certain legal and other settlements and related expenses	12	2
Costs associated with the Albemarle Settlement, net	1	—
Loss on sale of business/assets	4	—
Income from transition services arrangements	(1)	(1)
Certain nonrecurring information technology project implementation costs	2	1
Amortization of pension and postretirement actuarial losses	14	23
Plant incident remediation costs	—	4
Restructuring, impairment and plant closing and transition costs	3	24
Adjusted EBITDA(2)	$418	$292	43%

Net cash provided by (used in) operating activities from continuing operations	$86	$(17)	NM
Net cash used in investing activities	(278)	(330)	(16)%
Net cash used in financing activities	(39)	(575)	(93)%
Capital expenditures from continuing operations	(69)	(98)	(30)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	March 31, 2022			March 31, 2021
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$240			$100
Net income attributable to noncontrolling interests			(17)			(17)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$6	$—	6	$9	$(2)	7
Income from discontinued operations(4)	(1)	—	(1)	(1)	—	(1)
Fair value adjustments to Venator investment	2	—	2	19	—	19
Certain legal and other settlements and related expenses	12	(4)	8	2	(1)	1
Costs associated with the Albemarle Settlement, net	1	—	1	—	—	—
Loss on sale of business/assets	4	(1)	3	—	—	—
Income from transition services arrangements	(1)	—	(1)	(1)	—	(1)
Certain nonrecurring information technology project implementation costs	2	—	2	1	—	1
Amortization of pension and postretirement actuarial losses	14	(3)	11	22	(5)	17
Plant incident remediation costs	—	—	—	4	(1)	3
Restructuring, impairment and plant closing and transition costs(2)	3	(1)	2	24	(6)	18
Adjusted net income(1)			$256			$147

Weighted average shares-basic			212.7			220.4
Weighted average shares-diluted			215.4			222.6

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$1.04			$0.38
Income from discontinued operations			0.01			—
Net income			$1.05			$0.38

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$1.03			$0.37
Income from discontinued operations			0.01			—
Net income			$1.04			$0.37

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$1.19			$0.66

Net cash provided by (used in) operating activities from continuing operations			$85			$(16)
Capital expenditures from continuing operations			(69)			(98)
Free cash flow from continuing operations(1)			$16			$(114)

Effective tax rate			21%			26%
Impact of non-GAAP adjustments(5)			—			(3)%
Adjusted effective tax rate			21%			23%

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”

(2)	Includes costs associated with transition activities relating primarily to our Corporate program to optimize our global approach to leverage shared services capabilities.

(3)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.

(4)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(5)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net income to adjusted net income noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment; (d) certain legal and other settlements and related expenses; (e) costs associated with the Albemarle Settlement, net; (f) loss on sale of business/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; and (k) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) income from discontinued operations; (c) fair value adjustments to Venator investment; (d) certain legal and other settlements and related expenses; (e) costs associated with the Albemarle Settlement, net; (f) loss on sale of business/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation costs; and (k) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

For the three months ended March 31, 2022, income from continuing operations attributable to Huntsman Corporation was $222 million, an increase of $140 million from $82 million in the 2021 period. For the three months ended March 31, 2022, income from continuing operations attributable to Huntsman International was $225 million, an increase of $141 million from $84 million in the 2021 period. The increases noted above were the result of the following items:

●

Revenues for the three months ended March 31, 2022 increased by $552 million, or 30%, as compared with the 2021 period. The increase was primarily due to higher average selling prices in all our segments as well as higher sales volumes in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended March 31, 2022 increased by $173 million, or 44%, as compared with the 2021 period. The increase resulted from higher gross profits in all our segments. See “—Segment Analysis” below.

●	Operating expenses, net for the three months ended March 31, 2022 increased by $19 million, or 8%, as compared with the 2021 period, primarily related to an increase in selling, general and administrative expenses.

●

For the three months ended March 31, 2022, restructuring, impairment and plant closing costs were nil compared with costs of $24 million in the 2021 period. For further information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Interest expense, net for the three months ended March 31, 2022 decreased by $5 million, or 26%, as compared with the 2021 period, primarily related to the redemption in full of our 2021 Senior Notes in the first half of 2021.

●

Equity in income of investment in unconsolidated affiliates for the three months ended March 31, 2022 decreased to $15 million from $38 million in the 2021 period, primarily related to a decrease in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

For the three months ended March 31, 2022, we recorded a net loss of $2 million in fair value adjustments to our investment in Venator and related option to sell our remaining Venator shares compared with a loss of $19 million in the 2021 period. For further information, see “Note 4. Business Dispositions—Sale of Venator Interest” to our condensed consolidated financial statements.

●

Our income tax expense for the three months ended March 31, 2022 increased to $65 million from $34 million in the 2021 period. The income tax expense of Huntsman International for the three months ended March 31, 2022 increased to $65 million from $35 million in the 2021 period. The increase in income tax expense was primarily due to the increase in pretax income, exclusive of the fair value adjustments to our investment in Venator. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Three months		Percent
	ended		change
	March 31,		favorable
(Dollars in millions)	2022	2021	(unfavorable)
Revenues
Polyurethanes	$1,386	$1,068	30%
Performance Products	480	305	57%
Advanced Materials	335	278	21%
Textile Effects	197	193	2%
Total reportable segment’s revenue	2,398	1,844	30%
Intersegment eliminations	(9)	(7)	NM
Total	$2,389	$1,837	30%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$224	$207	8%
Performance Products	146	63	132%
Advanced Materials	67	44	52%
Textile Effects	28	25	12%
Total reportable segments’ adjusted EBITDA	465	339	37%
Corporate and other	(50)	(50)	—
Total	$415	$289	44%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$224	$207	8%
Performance Products	146	63	132%
Advanced Materials	67	44	52%
Textile Effects	28	25	12%
Total reportable segments’ adjusted EBITDA	465	339	37%
Corporate and other	(47)	(47)	—
Total	$418	$292	43%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended March 31, 2022 vs 2021
	Average selling price(1)
	Local	Foreign currency	Mix &	Sales
	currency	translation impact	other	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	29%	(3)%	—	4%
Performance Products	49%	(3)%	8%	3%
Advanced Materials	34%	(4)%	8%	(17)%
Textile Effects	16%	(2)%	(1)%	(11)%

	Three months ended March 31, 2022 vs December 31, 2021
	Average selling price(1)
	Local	Foreign currency	Mix &	Sales
	currency	translation impact	other	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	7%	(1)%	—	(7)%
Performance Products	11%	(1)%	2%	5%
Advanced Materials	6%	(1)%	7%	(6)%
Textile Effects	2%	—	(3)%	2%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended March 31, 2022 compared to the same period of 2021 was largely due to higher MDI average selling prices and slightly higher sales volumes. MDI average selling prices increased in all our regions. Sales volumes increased primarily due to stronger demand in all our regions. The increase in segment adjusted EBITDA was primarily due to higher MDI margins resulting from higher MDI pricing and slightly higher sales volumes, partially offset by higher raw material costs and lower earnings from our PO/MTBE joint venture in China.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended March 31, 2022 compared to the same period of 2021 was primarily due to higher average selling prices and slightly higher sales volumes. Average selling prices increased primarily due to stronger demand in relation to the ongoing recovery from the global economic slowdown as well as in response to an increase in raw material costs. Sales volumes increased primarily due to stronger demand as well as favorable product mix changes aligned with our value-over-volume business strategy. The increase in segment adjusted EBITDA was primarily due to increased revenues and margins, partially offset by increased fixed costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased across all markets largely in response to higher raw material, energy and logistics costs. Sales volumes decreased primarily due to deselection of lower margin base resins business. The increase in segment adjusted EBITDA was primarily due to higher sales prices and the benefit from the Gabriel Acquisition.

Textile Effects

The increase in revenues in our Textile Effects segment for the three months ended March 31, 2022 compared to the same period of 2021 was due to higher average selling prices, partially offset by a decrease in sales volumes. Average selling prices increased in response to higher direct costs. Sales volumes decreased primarily due to a deselection of certain volume as well as lower demand. The increase in segment adjusted EBITDA was primarily due to improved portfolio mix.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2022, adjusted EBITDA from Corporate and other for Huntsman Corporation remained unchanged at a loss of $50 million compared to the same period of 2021. For the three months ended March 31, 2022, adjusted EBITDA from Corporate and other for Huntsman International remained unchanged at a loss of $47 million compared to the same period of 2021.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Net cash provided by (used in) operating activities from continuing operations for the three months ended March 31, 2022 and 2021 was $85 million and $(16) million, respectively. The increase in net cash provided by operating activities from continuing operations during the three months ended March 31, 2022 compared with the same period in 2021 was primarily attributable to increased operating income as described in “—Results of Operations” above for the three months ended March 31, 2022 as compared with the same period of 2021, partially offset by a net cash outflow of $47 million related to changes in operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $65 million and $323 million, respectively. During the three months ended March 31, 2022 and 2021, we paid $69 million and $98 million for capital expenditures, respectively. During the three months ended March 31, 2021, we paid approximately $240 million for the Gabriel Acquisition, net of cash acquired.

Net cash used in financing activities for the three months ended March 31, 2022 and 2021 was $252 million and $579 million, respectively. During the three months ended March 31, 2022, we repurchased $203 million of our common stock. During the three months ended March 31, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes.

Free cash flow from continuing operations for the three months ended March 31, 2022 and 2021 was a source of cash of $16 million and a use of cash of $114 million, respectively. The increase in free cash flow was primarily attributable to the increase in cash provided by operating activities from continuing operations as well as a decrease in cash used for capital expenditures during the three months ended March 31, 2022 compared with the same period in 2021.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	March 31,	December 31,	(Decrease)	Percent
	2022	2021	Increase	Change
Cash and cash equivalents	$807	$1,041	$(234)	(22)%
Accounts and notes receivable, net	1,310	1,186	124	10%
Inventories	1,382	1,201	181	15%
Receivable associated with the Albemarle Settlement	333	333	—	—
Other current assets	156	167	(11)	(7)%
Total current assets	3,988	3,928	60	2%

Accounts payable	1,315	1,208	107	9%
Accrued liabilities	732	780	(48)	(6)%
Current portion of debt	21	12	9	75%
Current operating lease liabilities	50	51	(1)	(2)%
Total current liabilities	2,118	2,051	67	3%
Working capital	$1,870	$1,877	$(7)	—

Our working capital decreased by $7 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $234 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021.”

●	Accounts receivable increased by $124 million due to higher revenues in the first quarter of 2022 compared to the fourth quarter of 2021.

●	Inventories increased by $181 million primarily due to higher inventory costs and volumes.

●	Accounts payable increased by $107 million primarily due to higher inventory purchases.

●	Accrued liabilities decreased by $48 million primarily related to a decrease in accrued rebates, higher accrued compensation and current income taxes payable.

●	Current portion of debt increased by $9 million primarily due to a borrowing at AAC.

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

We depend upon our cash, Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2022, we had $2,257 million of combined cash and unused borrowing capacity, consisting of $807 million in cash, $253 million in availability under our Revolving Credit Facility and $1,197 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $201 million for the three months ended March 31, 2022, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●	During 2022, we expect to spend approximately $300 million on capital expenditures. We expect to fund capital expenditures with cash provided by operations.

●

During the three months ended March 31, 2022, we made contributions to our pension and postretirement benefit plans of $13 million. During 2022, we expect to contribute an additional amount of approximately $36 million to these plans.

●	On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. In conjunction with the inception of this plan, we retired our prior share repurchase program. On March 25, 2022 our Board of Directors increased the authorization of our existing share repurchase program from $1 billion to $2 billion. During the first quarter of 2022, we repurchased 5,549,348 shares of our common stock for approximately $210 million, excluding commissions, under this share repurchase program. From April 1, 2022 through April 20, 2022, we repurchased an additional 906,000 shares of our common stock for approximately $32 million, excluding commissions.

●	On October 28, 2021, we won an arbitration award in excess of $600 million against Albemarle Corporation (“Albemarle”) for fraud and breach of contract (“Albemarle Settlement”). On November 4, 2021, Albemarle agreed to waive any appeal and pay $665 million, of which we received $332.5 million on December 2, 2021 and expect to receive a final payment of $332.5 million by early May 2022. We expect to pay estimated legal fees and cash taxes of approximately $255 million in the second quarter of 2022.

Long-Term Liquidity

●	During 2020, management implemented cost realignment and synergy plans. In connection with these plans, we remain committed to achieving annualized cost savings and synergy benefits of approximately $140 million during 2023, as previously communicated. Associated with these plans, we expect net cash restructuring and integration costs, including capital expenditures, of approximately $115 million, of which we have spent approximately $88 million to date.

●	During 2021, management announced additional cost realignment plans. In connection with these plans, we currently expect to achieve annualized cost savings of approximately $100 million by the end of 2023.

●

On February 14, 2022, our Board of Directors declared a $0.2125 per share cash dividend on our common stock. This represents a 13% increase from the previous dividend. We expect to distribute an additional $5.3 million in dividends each quarter related to this dividend increase.

As of March 31, 2022, we had $21 million classified as current portion of debt, including debt at our variable interest entities of $17 million and certain other short-term facilities and scheduled amortization payments totaling $4 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of March 31, 2022, we had approximately $506 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends, which dividends would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to certain foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis. Ineffective internal controls over financial reporting could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2022.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
January 1 - January 31	851,000	$36.16	851,000	$868,000,000
February 1 - February 28	2,035,743	38.93	1,788,301	798,000,000
March 1 - March 31	2,910,365	37.50	2,910,047	1,689,000,000
Total	5,797,108	37.81	5,549,348

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. In conjunction with the inception of this program, we retired our prior share repurchase program. On March 25, 2022, our Board of Directors increased the authorization of our existing share prepurchase program from $1 billion of repurchases to $2 billion. Similar to our prior share repurchase program, the share repurchase program will be supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the first quarter of 2022, we repurchased 5,549,348 shares of our common stock for approximately $210 million, excluding commissions.

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

Dated: April 28, 2022	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)