Form 10-Q
period 2022-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2022-08-02
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On July 20, 2022, 201,407,814 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED June 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents(a)	$608	$1,041
Accounts and notes receivable (net of allowance for doubtful accounts of $24 and $25, respectively), ($407 and $324 pledged as collateral, respectively)(a)	1,259	1,159
Accounts receivable from affiliates	29	27
Inventories(a)	1,401	1,201
Receivable associated with the Albemarle Settlement	—	333
Other current assets	140	167
Total current assets	3,437	3,928
Property, plant and equipment, net(a)	2,486	2,576
Investment in unconsolidated affiliates	431	470
Intangible assets, net	448	469
Goodwill	648	650
Deferred income taxes	196	206
Operating lease right-of-use assets	407	403
Other noncurrent assets(a)	668	690
Total assets	$8,721	$9,392

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,069	$1,148
Accounts payable to affiliates	59	60
Accrued liabilities(a)	426	780
Current portion of debt(a)	13	12
Current operating lease liabilities(a)	55	51
Total current liabilities	1,622	2,051
Long-term debt(a)	1,508	1,538
Deferred income taxes	220	161
Noncurrent operating lease liabilities(a)	370	370
Other noncurrent liabilities(a)	650	713
Total liabilities	4,370	4,833
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 261,124,462 and 259,701,770 shares issued and 201,672,202 and 214,170,287 shares outstanding, respectively	3	3
Additional paid-in capital	4,154	4,102
Treasury stock, 59,452,260 and 45,531,489 shares, respectively	(1,435)	(934)
Unearned stock-based compensation	(41)	(25)
Retained earnings	2,778	2,435
Accumulated other comprehensive loss	(1,312)	(1,203)
Total Huntsman Corporation stockholders’ equity	4,147	4,378
Noncontrolling interests in subsidiaries	204	181
Total equity	4,351	4,559
Total liabilities and equity	$8,721	$9,392

(a)

At June 30, 2022 and December 31, 2021, respectively, $6 and $1 of cash and cash equivalents, $5 and $12 of accounts and notes receivable (net), $70 and $64 of inventories, $158 and $161 of property, plant and equipment (net), $25 and $23 of other noncurrent assets, $127 and $146 of accounts payable, $8 and $13 of accrued liabilities, $9 and $10 of current portion of debt, $10 and $6 of current operating lease liabilities, $31 and $35 of long-term debt, $23 and $20 of noncurrent operating lease liabilities and $45 and $46 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Trade sales, services and fees, net	$2,303	$1,974	$4,632	$3,776
Related party sales	59	50	119	85
Total revenues	2,362	2,024	4,751	3,861
Cost of goods sold	1,824	1,593	3,648	3,038
Gross profit	538	431	1,103	823
Operating expenses:
Selling, general and administrative	203	209	419	416
Research and development	36	37	74	75
Restructuring, impairment and plant closing costs	24	11	24	35
Gain on sale of India-based DIY business	—	(28)	—	(28)
Other operating income, net	(18)	(7)	(11)	(10)
Total operating expenses	245	222	506	488
Operating income	293	209	597	335
Interest expense, net	(16)	(18)	(30)	(37)
Equity in income of investment in unconsolidated affiliates	19	46	34	84
Fair value adjustments to Venator investment, net	—	(6)	(2)	(25)
Loss on early extinguishment of debt	—	(27)	—	(27)
Other income, net	13	9	14	16
Income from continuing operations before income taxes	309	213	613	346
Income tax expense	(67)	(42)	(132)	(76)
Income from continuing operations	242	171	481	270
Income from discontinued operations, net of tax	—	1	1	2
Net income	242	172	482	272
Net income attributable to noncontrolling interests	(14)	(16)	(31)	(33)
Net income attributable to Huntsman Corporation	$228	$156	$451	$239

Basic income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.11	$0.71	$2.15	$1.07
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	0.01	0.01
Net income attributable to Huntsman Corporation common stockholders	$1.11	$0.71	$2.16	$1.08
Weighted average shares	205.2	220.9	209.0	220.6

Diluted income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$1.10	$0.70	$2.13	$1.06
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	—	0.01	0.01
Net income attributable to Huntsman Corporation common stockholders	$1.10	$0.70	$2.14	$1.07
Weighted average shares	207.0	222.9	211.2	222.7

Amounts attributable to Huntsman Corporation:
Income from continuing operations	$228	$155	$450	$237
Income from discontinued operations, net of tax	—	1	1	2
Net income	$228	$156	$451	$239

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$242	$172	$482	$272
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(114)	26	(134)	(6)
Pension and other postretirement benefits adjustments	9	16	18	35
Other, net	—	—	(1)	—
Other comprehensive (loss) income, net of tax	(105)	42	(117)	29
Comprehensive income	137	214	365	301
Comprehensive income attributable to noncontrolling interests	(7)	(17)	(23)	(34)
Comprehensive income attributable to Huntsman Corporation	$130	$197	$342	$267

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2022	214,170,287	$3	$4,102	$(934)	$(25)	$2,435	$(1,203)	$181	$4,559
Net income	—	—	—	—	—	223	—	17	240
Other comprehensive loss	—	—	—	—	—	—	(11)	(1)	(12)
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,327,568	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	1	—	8	—	—	—	9
Repurchase and cancellation of stock awards	(361,250)	—	—	—	—	(13)	—	—	(13)
Stock options exercised	387,899	—	10	—	—	(5)	—	—	5
Treasury stock repurchased	(5,549,348)	—	—	(210)	—	—	—	—	(210)
Dividends declared on common stock ($0.2125 per share)	—	—	—	—	—	(45)	—	—	(45)
Balance, March 31, 2022	209,975,156	3	4,152	(1,144)	(49)	2,595	(1,214)	197	4,540
Net income	—	—	—	—	—	228	—	14	242
Other comprehensive loss	—	—	—	—	—	—	(98)	(7)	(105)
Vesting of stock awards	4,045	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	1	—	8	—	—	—	9
Repurchase and cancellation of stock awards	(2,416)	—	—	—	—	(1)	—	—	(1)
Stock options exercised	66,840	—	1	—	—	—	—	—	1
Treasury stock repurchased	(8,371,423)	—	—	(291)	—	—	—	—	(291)
Dividends declared on common stock ($0.2125 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, June 30, 2022	201,672,202	$3	$4,154	$(1,435)	$(41)	$2,778	$(1,312)	$204	$4,351

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2021	220,046,262	$3	$4,048	$(731)	$(19)	$1,564	$(1,346)	$154	$3,673
Net income	—	—	—	—	—	83	—	17	100
Other comprehensive loss	—	—	—	—	—	—	(13)	—	(13)
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	664,818	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	2	—	6	—	—	—	8
Repurchase and cancellation of stock awards	(202,961)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	204,005	—	5	—	—	(2)	—	—	3
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(36)	—	—	(36)
Balance, March 31, 2021	220,712,124	3	4,085	(731)	(38)	1,603	(1,359)	171	3,734
Net income	—	—	—	—	—	156	—	16	172
Other comprehensive income	—	—	—	—	—	—	41	1	42
Vesting of stock awards	3,732	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(19,912)	—	—	—	—	(1)	—	—	(1)
Stock options exercised	263,962	—	6	—	—	(3)	—	—	3
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(30)	(30)
Dividends declared on common stock ($0.1875 per share)	—	—	—	—	—	(41)	—	—	(41)
Balance, June 30, 2021	220,959,906	$3	$4,093	$(731)	$(34)	$1,714	$(1,318)	$158	$3,885

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2022	2021
Operating Activities:
Net income	$482	$272
Less: Income from discontinued operations, net of tax	(1)	(2)
Income from continuing operations	481	270
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(34)	(84)
Unrealized net losses on fair value adjustments to Venator investment	2	25
Cash received from return on investment in unconsolidated subsidiary	55	28
Depreciation and amortization	143	147
Noncash lease expense	33	33
Gain on disposal of businesses/assets	—	(28)
Loss on early extinguishment of debt	—	27
Noncash restructuring and impairment charges	—	15
Deferred income taxes	55	2
Stock-based compensation	21	16
Other, net	(8)	(2)
Changes in operating assets and liabilities:
Accounts and notes receivable	(142)	(214)
Inventories	(239)	(332)
Other current assets	357	12
Other noncurrent assets	(13)	(77)
Accounts payable	(9)	173
Accrued liabilities	(336)	(15)
Other noncurrent liabilities	(50)	(19)
Net cash provided by (used in) operating activities from continuing operations	316	(23)
Net cash used in operating activities from discontinued operations	—	(1)
Net cash provided by (used in) operating activities	316	(24)

Investing Activities:
Capital expenditures	(138)	(174)
Cash received from sale of business	—	43
Acquisition of business, net of cash acquired	—	(242)
Insurance proceeds for recovery of property damage	5	3
Other, net	4	1
Net cash used in investing activities	(129)	(369)

Financing Activities:
Net borrowings on revolving loan facilities	—	8
Proceeds from issuance of long-term debt	—	400
Repayments of long-term debt	(6)	(962)
Debt issuance costs paid	—	(3)
Dividends paid to noncontrolling interests	—	(30)
Dividends paid to common stockholders	(91)	(78)
Repurchase and cancellation of awards	(14)	(7)
Repurchase of common stock	(504)	—
Proceeds from issuance of common stock	6	6
Costs of early extinguishment of debt	—	(26)
Other, net	—	1
Net cash used in financing activities	(609)	(691)
Effect of exchange rate changes on cash	(11)	1
Decrease in cash and cash equivalents	(433)	(1,083)
Cash and cash equivalents at beginning of period	1,041	1,593
Cash and cash equivalents at end of period	$608	$510

Supplemental cash flow information:
Cash paid for interest	$33	$47
Cash paid for income taxes	154	76

As of June 30, 2022 and 2021, the amount of capital expenditures in accounts payable was $25 million and $59 million, respectively. For the six months ended June 30, 2021, the amount of cash paid for taxes in connection with the earnout provision achieved under the terms of the sales agreement of the India-based do-it-yourself (“DIY”) business was $3 million. See “Note 4. Business Dispositions—Sale of India-Based Do-It-Yourself Consumer Adhesives Business.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents(a)	$608	$1,039
Accounts and notes receivable (net of allowance for doubtful accounts of $24 and $25, respectively), ($407 and $324 pledged as collateral, respectively)(a)	1,259	1,159
Accounts receivable from affiliates	787	269
Inventories(a)	1,401	1,201
Receivable associated with the Albemarle Settlement	—	333
Other current assets	140	165
Total current assets	4,195	4,166
Property, plant and equipment, net(a)	2,486	2,576
Investment in unconsolidated affiliates	431	470
Intangible assets, net	448	469
Goodwill	648	650
Deferred income taxes	196	206
Operating lease right-of-use assets	407	403
Other noncurrent assets(a)	668	691
Total assets	$9,479	$9,631

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$1,068	$1,145
Accounts payable to affiliates	61	62
Accrued liabilities(a)	419	771
Current portion of debt(a)	13	12
Current operating lease liabilities(a)	55	51
Total current liabilities	1,616	2,041
Long-term debt(a)	1,508	1,538
Deferred income taxes	222	163
Noncurrent operating lease liabilities(a)	370	370
Other noncurrent liabilities(a)	644	700
Total liabilities	4,360	4,812
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,751	3,732
Retained earnings	2,461	2,093
Accumulated other comprehensive loss	(1,297)	(1,187)
Total Huntsman International LLC members’ equity	4,915	4,638
Noncontrolling interests in subsidiaries	204	181
Total equity	5,119	4,819
Total liabilities and equity	$9,479	$9,631

(a)	At June 30, 2022 and December 31, 2021, respectively, $6 and $1 of cash and cash equivalents, $5 and $12 of accounts and notes receivable (net), $70 and $64 of inventories, $158 and $161 of property, plant and equipment (net), $25 and $23 of other noncurrent assets, $127 and $146 of accounts payable, $8 and $13 of accrued liabilities, $9 and $10 of current portion of debt, $10 and $6 of current operating lease liabilities, $31 and $35 of long-term debt, $23 and $20 of noncurrent operating lease liabilities and $45 and $46 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Trade sales, services and fees, net	$2,303	$1,974	$4,632	$3,776
Related party sales	59	50	119	85
Total revenues	2,362	2,024	4,751	3,861
Cost of goods sold	1,824	1,593	3,648	3,038
Gross profit	538	431	1,103	823
Operating expenses:
Selling, general and administrative	201	207	414	411
Research and development	36	37	74	75
Restructuring, impairment and plant closing costs	24	11	24	35
Gain on sale of India-based DIY business	—	(28)	—	(28)
Other operating income, net	(18)	(7)	(11)	(10)
Total operating expenses	243	220	501	483
Operating income	295	211	602	340
Interest expense, net	(16)	(18)	(30)	(37)
Equity in income of investment in unconsolidated affiliates	19	46	34	84
Fair value adjustments to Venator investment, net	—	(6)	(2)	(25)
Loss on early extinguishment of debt	—	(27)	—	(27)
Other income, net	13	7	14	14
Income from continuing operations before income taxes	311	213	618	349
Income tax expense	(68)	(41)	(133)	(76)
Income from continuing operations	243	172	485	273
Income from discontinued operations, net of tax	—	1	1	2
Net income	243	173	486	275
Net income attributable to noncontrolling interests	(14)	(16)	(31)	(33)
Net income attributable to Huntsman International LLC	$229	$157	$455	$242

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$243	$173	$486	$275
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustment	(115)	25	(135)	(6)
Pension and other postretirement benefits adjustments	9	17	18	36
Other, net	—	—	(1)	—
Other comprehensive (loss) income, net of tax	(106)	42	(118)	30
Comprehensive income	137	215	368	305
Comprehensive income attributable to noncontrolling interests	(7)	(17)	(23)	(34)
Comprehensive income attributable to Huntsman International LLC	$130	$198	$345	$271

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2022	2,728	$3,732	$2,093	$(1,187)	$181	$4,819
Net income	—	—	226	—	17	243
Dividends paid to parent	—	—	(45)	—	—	(45)
Other comprehensive loss	—	—	—	(11)	(1)	(12)
Contribution from parent	—	9	—	—	—	9
Balance, March 31, 2022	2,728	3,741	2,274	(1,198)	197	5,014
Net income	—	—	229	—	14	243
Dividends paid to parent	—	—	(42)	—	—	(42)
Other comprehensive loss	—	—	—	(99)	(7)	(106)
Contribution from parent	—	10	—	—	—	10
Balance, June 30, 2022	2,728	$3,751	$2,461	$(1,297)	$204	$5,119

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2021	2,728	$3,701	$1,203	$(1,333)	$154	$3,725
Net income	—	—	85	—	17	102
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive loss	—	—	—	(12)	—	(12)
Contribution from parent	—	8	—	—	—	8
Balance, March 31, 2021	2,728	3,709	1,252	(1,345)	171	3,787
Net income	—	—	157	—	16	173
Dividends paid to parent	—	—	(41)	—	—	(41)
Other comprehensive income	—	—	—	41	1	42
Contribution from parent	—	7	—	—	—	7
Dividends declared to noncontrolling interests	—	—	—	—	(30)	(30)
Balance, June 30, 2021	2,728	$3,716	$1,368	$(1,304)	$158	$3,938

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2022	2021
Operating Activities:
Net income	$486	$275
Less: Income from discontinued operations, net of tax	(1)	(2)
Income from continuing operations	485	273
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(34)	(84)
Unrealized net losses on fair value adjustments to Venator investment	2	25
Cash received from return on investment in unconsolidated subsidiary	55	28
Depreciation and amortization	143	147
Noncash lease expense	33	33
Gain on disposal of businesses/assets	—	(28)
Loss on early extinguishment of debt	—	27
Noncash restructuring and impairment charges	—	15
Deferred income taxes	56	1
Noncash compensation	19	15
Other, net	(9)	(4)
Changes in operating assets and liabilities:
Accounts and notes receivable	(142)	(214)
Inventories	(239)	(332)
Other current assets	355	18
Other noncurrent assets	(13)	(77)
Accounts payable	(9)	172
Accrued liabilities	(333)	(21)
Other noncurrent liabilities	(50)	(17)
Net cash provided by (used in) operating activities from continuing operations	319	(23)
Net cash used in operating activities from discontinued operations	—	(1)
Net cash provided by (used in) operating activities	319	(24)

Investing Activities:
Capital expenditures	(138)	(174)
Cash received from sale of business	—	43
Acquisition of business, net of cash acquired	—	(242)
Increase in receivable from affiliate	(516)	(8)
Insurance proceeds for recovery of property damage	5	3
Other, net	4	1
Net cash used in investing activities	(645)	(377)

Financing Activities:
Net borrowings on revolving loan facilities	—	8
Proceeds from issuance of long-term debt	—	400
Repayments of long-term debt	(6)	(962)
Debt issuance costs paid	—	(3)
Dividends paid to noncontrolling interests	—	(30)
Dividends paid to parent	(87)	(77)
Costs of early extinguishment of debt	—	(26)
Other, net	(1)	—
Net cash used in financing activities	(94)	(690)
Effect of exchange rate changes on cash	(11)	1
Decrease in cash and cash equivalents	(431)	(1,090)
Cash and cash equivalents at beginning of period	1,039	1,591
Cash and cash equivalents at end of period	$608	$501

Supplemental cash flow information:
Cash paid for interest	$33	$47
Cash paid for income taxes	154	76

For June 30, 2022 and 2021, the amount of capital expenditures in accounts payable was $25 million and $59 million, respectively. For the six months ended June 30, 2021, the amount of cash paid for taxes in connection with the earnout provision achieved under the terms of the sales agreement of the India-based DIY business was $3 million. See “Note 4. Business Dispositions—Sale of India-Based Do-It-Yourself Consumer Adhesives Business.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Developments

New Revolving Credit Facility

On May 20, 2022, Huntsman International entered into a new $1.2 billion senior unsecured revolving credit facility (the “2022 Revolving Credit Facility”). Borrowings will bear interest at the rates specified in the credit agreement governing the 2022 Revolving Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Under the credit agreement, the interest rate margin and the commitment fee rates are also subject to adjustments based on the Company’s performance on specified sustainability target thresholds with respect to annual percentage reduction in operational greenhouse gas emissions intensity and annual percentage reduction in water consumption intensity. Unless previously terminated in accordance with its terms, the credit agreement will mature in May 2027. Huntsman International may increase the 2022 Credit Revolving Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions. See “Note 8. Debt—Direct and Subsidiary Debt—Revolving Credit Facility.”

Praxair/Linde Litigation Award

On April 29, 2022, a New Orleans jury awarded us approximately $94 million in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to properly maintain its own Geismar facility and then repeatedly failed to supply our requirements for industrial gas needed to manufacture MDI under long-term supply contracts that expired in 2013. After the court applies the appropriate amount of interest, we expect that total damages awarded to us will exceed $125 million. The award is subject to appeal, and as such, we have not yet recognized the award in our condensed consolidated statements of operations.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements during the six months ended June 30, 2022 that are applicable to us.

3. BUSINESS COMBINATIONS

Acquisition of gaBRIEL Performance Products

On January 15, 2021, we completed the acquisition of Gabriel Performance Products, a North American specialty chemical manufacturer of specialty additives and epoxy curing agents for the coatings, adhesives, sealants and composite end-markets (the “Gabriel Acquisition”), from funds affiliated with Audax Private Equity in an all-cash transaction of approximately $251 million. The purchase price was funded from available liquidity, and the acquired business has been integrated into our Advanced Materials segment. Transaction costs related to this acquisition were approximately $2 million for the six months ended June 30, 2021 and were recorded in other operating income, net in our condensed consolidated statements of operations.

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

PRO FORMA INFORMATION FOR ACQUISITION

If the Gabriel Acquisition were to have occurred on January 1, 2021, the following estimated pro forma revenues, net income and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Six months
ended
June 30, 2021
Revenues	$3,865
Net income	260
Net income attributable to Huntsman Corporation	227

Six months
ended
June 30, 2021
Revenues	$3,865
Net income	263
Net income attributable to Huntsman International	230

4. BUSINESS DISPOSITIONS

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

SaLE of Venator InterEST

On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator Materials PLC (“Venator”). Concurrent with the sale of ordinary shares, we entered into an option agreement, pursuant to which we granted an option to funds advised by SK Capital Partners, LP to purchase the remaining approximate 9.7 million ordinary shares we hold in Venator at $2.15 per share. We record this option at fair value with changes in fair value reported in earnings. We account for our remaining ownership interest in Venator as an investment in equity securities that are marked to fair value with changes in fair value reported in earnings. For the three months ended June 30, 2022 and 2021, we recorded net losses of nil and $6 million, respectively, and for the six months ended June 30, 2022 and 2021, we recorded net losses of $2 million and $25 million, respectively, to record our investment in Venator and related option at fair value. These net losses were recorded in “Fair value adjustments to Venator investment, net” in our condensed consolidated statements of operations.

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using last-in first-out (“LIFO”), first-in first-out and average cost methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2022	2021
Raw materials and supplies	$343	$282
Work in progress	70	52
Finished goods	1,034	909
Total	1,447	1,243
LIFO reserves	(46)	(42)
Net inventories	$1,401	$1,201

As of both  June 30, 2022 and December 31, 2021, approximately 7% of inventories were recorded using the LIFO cost method.

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

During the six months ended June 30, 2022, there were no changes in our variable interest entities.

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  June 30, 2022, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  June 30, 2022 and our consolidated balance sheet as of December 31, 2021 (dollars in millions):

	June 30,	December 31,
	2022	2021
Current assets	$84	$81
Property, plant and equipment, net	158	161
Operating lease right-of-use assets	33	26
Other noncurrent assets	142	148
Deferred income taxes	21	21
Total assets	$438	$437
Current liabilities	$154	$176
Long-term debt	31	35
Noncurrent operating lease liabilities	23	20
Other noncurrent liabilities	45	46
Total liabilities	$253	$277

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2022 and 2021 are as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Income from continuing operations before income taxes	8	7	13	7
Net cash provided by operating activities	27	4	35	8

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  June 30, 2022 and December 31, 2021, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions	Non-cancelable lease and contract termination costs	Other restructuring costs	Total
Accrued liabilities as of January 1, 2022	$28	$2	$1	$31
2022 charges for 2021 and prior initiatives	21	—	3	24
2022 payments for 2021 and prior initiatives	(8)	—	(4)	(12)
Accrued liabilities as of June 30, 2022	$41	$2	$—	$43

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment and initiative are provided below (dollars in millions):

		Performance	Advanced	Textile	Corporate
	Polyurethanes	Products	Materials	Effects	and Other	Total
Accrued liabilities as of January 1, 2022	$9	$1	$5	$5	$11	$31
2022 (credits) charges for 2021 and prior initiatives	7	—	—	—	17	24
2022 payments for 2021 and prior initiatives	(4)	—	(1)	(2)	(5)	(12)
Accrued liabilities as of June 30, 2022	$12	$1	$4	$3	$23	$43

Current portion of restructuring reserves	$12	$1	$4	$—	$15	$32
Long-term portion of restructuring reserves	—	—	—	3	8	11

Details with respect to cash and noncash restructuring charges from continuing operations for the three and six months ended June 30, 2022 and 2021 are provided below (dollars in millions):

	Three months		Six Months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash charges:
2022 charges for 2021 and prior initiatives	$24	$—	$24	$—
2021 charges for 2020 and prior initiatives	—	4	—	18
2021 charges for 2021 initiatives	—	—	—	2
Noncash charges:
Other noncash charges	—	7	—	15
Total restructuring, impairment and plant closing costs	$24	$11	$24	$35

Restructuring Activities

Beginning in the first quarter of 2021, our Corporate function implemented a restructuring program to optimize our global approach to leveraging shared services capabilities. During the second quarter of 2022, this program was further expanded to include additional geographies. In connection with this restructuring program, we recorded net restructuring expense of approximately $17 million and $15 million in the six months ended June 30, 2022 and 2021, respectively, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $5 million through 2023.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. During the second quarter of 2022, this optimization program was further expanded to include the entire Polyurethanes business. In connection with this restructuring program, we recorded net restructuring expense of approximately $7 million and $6 million in the six months ended June 30, 2022 and 2021, respectively, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $9 million through the end of 2023.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with the CVC Thermoset Specialties Acquisition, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. There were no significant restructuring costs incurred during both the six months ended June 30, 2022 and 2021. We expect to record further restructuring expenses of approximately $8  million through the end of 2023.

8. DEBT

Our outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

	June 30,	December 31,
	2022	2021
Senior Credit Facilities:
Revolving facility	$—	$—
Amounts outstanding under A/R programs	—	—
Senior notes	1,451	1,473
Variable interest entities	40	45
Other	30	32
Total debt	$1,521	$1,550
Current portion of debt	$13	$12
Long-term portion of debt	1,508	1,538
Total debt	$1,521	$1,550

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  June 30, 2022 and December 31, 2021, the amount of debt issuance costs directly reducing the debt liability was $9 million and $10 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

Revolving Credit Facility

On May 20, 2022, Huntsman International entered into the 2022 Revolving Credit Facility. Borrowings will bear interest at the rates specified in the credit agreement governing the 2022 Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Under the credit agreement, the interest rate margin and the commitment fee rates are also subject to adjustments based on the Company’s performance on specified sustainability target thresholds with respect to annual percentage reduction in operational greenhouse gas emissions intensity and annual percentage reduction in water consumption intensity. Unless previously terminated in accordance with its terms, the credit agreement will mature in May 2027. Huntsman International may increase the 2022 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions. In connection with entering into the 2022 Revolving Credit Facility, Huntsman International terminated all commitments and repaid all obligations under its 2018 $1.2 billion senior unsecured credit facility.

As of June 30, 2022, our $1.2 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) was as follows (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance		Carrying
Facility	amount	outstanding		costs		value		Interest rate(2)	Maturity
Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	Term SOFR plus 1.475%	May 2027

(1)	On June 30, 2022, we had an additional $3 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our Revolving Credit Facility.

(2)

Interest rates on borrowings under the Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate for U.S. dollar borrowings as of June 30, 2022 was 1.475% above term SOFR.

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

Information regarding our A/R Programs as of June 30, 2022 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	July 2024	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	July 2024	€100	€—		Applicable rate plus 1.30%
		(or approximately $105)

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

(3)	As of June 30, 2022, we had approximately $8 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of June 30, 2022 and December 31, 2021, $407 million and $324 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

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

Variable Interest Entity Debt

As of  June 30, 2022, AAC, our consolidated 50%-owned joint venture, had $40 million outstanding under its loan commitments and debt financing arrangements. As of June 30, 2022, we have $9 million classified as current debt and $31 million as long-term debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2022, we had approximately $160 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2022, we have designated approximately €155 million (approximately $163 million) of euro-denominated debt as a hedge of our net investment. For the six months ended June 30, 2022 and 2021, the amounts recognized on the hedge of our net investment were losses of $10 million and $4 million, respectively, and were recorded in other comprehensive (loss) income in our condensed consolidated statements of comprehensive income.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$16	$16	$25	$25
Investment in Venator	20	20	25	25
Option agreement for remaining Venator shares	(5)	(5)	(7)	(7)
Long-term debt (including current portion)	(1,521)	(1,427)	(1,550)	(1,698)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Our investment in Venator is marked to fair value, which is obtained through market observable pricing using prevailing market prices (Level 1). Additionally, the estimated fair value of the option agreement related to the remaining ordinary shares we hold in Venator is based on a valuation technique using market observable inputs (Level 2). See “Note 4. Business Dispositions—Sale of Venator Interest.” The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded in an active market (Level 1). The fair value estimates presented herein are based on pertinent information available to management as of  June 30, 2022 and December 31, 2021. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2022, and current estimates of fair value may differ significantly from the amounts presented herein.

During the six months ended June 30, 2022, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended June 30, 2022 and 2021 (dollars in millions):

		Performance	Advanced	Textile	Corporate and
2022	Polyurethanes	Products	Materials	Effects	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$571	$223	$110	$14	$(4)	$914
Europe	348	117	123	33	(4)	617
Asia Pacific	332	120	74	114	(2)	638
Rest of world	102	32	29	31	(1)	193
	$1,353	$492	$336	$192	$(11)	$2,362

Major product groupings
MDI urethanes	$1,353					$1,353
Differentiated		$492				492
Specialty			$309			309
Non-specialty			27			27
Textile chemicals and dyes				$192		192
Eliminations					$(11)	(11)
	$1,353	$492	$336	$192	$(11)	$2,362

		Performance	Advanced	Textile	Corporate and
2021	Polyurethanes	Products	Materials	Effects	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$430	$157	$89	$12	$(6)	$682
Europe	293	100	110	35	(2)	536
Asia Pacific	340	97	74	130	—	641
Rest of world	92	17	26	30	—	165
	$1,155	$371	$299	$207	$(8)	$2,024

Major product groupings
MDI urethanes	$1,155					$1,155
Differentiated		$371				371
Specialty			$274			274
Non-specialty			25			25
Textile chemicals and dyes				$207		207
Eliminations					$(8)	(8)
	$1,155	$371	$299	$207	$(8)	$2,024

(1)	Geographic information for revenues is based upon countries into which product is sold.

The following tables disaggregate our revenue from continuing operations by major source for the six months ended June 30, 2022 and 2021 (dollars in millions):

		Performance	Advanced	Textile	Corporate and
2022	Polyurethanes	Products	Materials	Effects	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$1,131	$428	$216	$29	$(7)	$1,797
Europe	703	237	251	65	(8)	1,248
Asia Pacific	692	244	145	233	(3)	1,311
Rest of world	213	63	59	62	(2)	395
	$2,739	$972	$671	$389	$(20)	$4,751

Major product groupings
MDI urethanes	$2,739					$2,739
Differentiated		$972				972
Specialty			$615			615
Non-specialty			56			56
Textile chemicals and dyes				$389		389
Eliminations					$(20)	(20)
	$2,739	$972	$671	$389	$(20)	$4,751

		Performance	Advanced	Textile	Corporate and
2021	Polyurethanes	Products	Materials	Effects	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$801	$277	$172	$25	$(9)	$1,266
Europe	572	177	209	66	(5)	1,019
Asia Pacific	676	188	145	249	—	1,258
Rest of world	174	34	51	60	(1)	318
	$2,223	$676	$577	$400	$(15)	$3,861

Major product groupings
MDI urethanes	$2,223					$2,223
Differentiated		$676				676
Specialty			$519			519
Non-specialty			58			58
Textile chemicals and dyes				$400		400
Eliminations					$(15)	(15)
	$2,223	$676	$577	$400	$(15)	$3,861

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit (credit) costs for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in millions):

Huntsman Corporation

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$12	$14	$—	$—
Interest cost	15	12	1	1
Expected return on assets	(41)	(42)	—	—
Amortization of prior service benefit	(2)	(1)	(1)	(1)
Amortization of actuarial loss	14	23	—	—
Net periodic benefit (credit) cost	$(2)	$6	$—	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$24	$28	$—	$—
Interest cost	29	24	1	1
Expected return on assets	(83)	(84)	—	—
Amortization of prior service benefit	(3)	(3)	(2)	(2)
Amortization of actuarial loss	28	46	1	1
Settlement loss	—	3	—	—
Net periodic benefit (credit) cost	$(5)	$14	$—	$—

Huntsman International

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$12	$14	$—	$—
Interest cost	15	12	1	1
Expected return on assets	(41)	(42)	—	—
Amortization of prior service benefit	(2)	(1)	(1)	(1)
Amortization of actuarial loss	14	23	—	—
Net periodic benefit (credit) cost	$(2)	$6	$—	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$24	$28	$—	$—
Interest cost	29	24	1	1
Expected return on assets	(83)	(84)	—	—
Amortization of prior service benefit	(3)	(3)	(2)	(2)
Amortization of actuarial loss	28	47	1	1
Settlement loss	—	3	—	—
Net periodic benefit (credit) cost	$(5)	$15	$—	$—

During the six months ended June 30, 2022 and 2021, we made contributions to our pension and other postretirement benefit plans of $26 million and $28 million, respectively. During the remainder of 2022, we expect to contribute an additional amount of approximately $23 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. In conjunction with the inception of this plan, we retired our prior share repurchase program. On March 25, 2022, our Board of Directors increased the authorization of our existing share repurchase program from $1 billion to $2 billion. During the six months ended June 30, 2022, we repurchased 13,920,771 shares of our common stock for approximately $501 million, excluding commissions, under this share repurchase program. From July 1, 2022 through July 20, 2022, we repurchased an additional 1,265,692 shares of our common stock for approximately $36 million, excluding commissions.

Dividends on Common Stock

During the quarters ended June 30, 2022 and  June 30, 2021, we declared $44 million and $41 million, respectively, or $0.2125 and $0.1875 per share, respectively, to common stockholders. During the quarters ended and March 31, 2022 and March 31, 2021, we declared $45 million and $36 million, respectively, or $0.2125 and $0.1625 per share, respectively, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2022	$(420)	$(810)	$8	$6	$(1,216)	$13	$(1,203)
Other comprehensive loss before reclassifications, gross	(134)	—	—	(1)	(135)	8	(127)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	24	—	—	24	—	24
Tax expense	—	(6)	—	—	(6)	—	(6)
Net current-period other comprehensive (loss) income	(134)	18	—	(1)	(117)	8	(109)
Ending balance, June 30, 2022	$(554)	$(792)	$8	$5	$(1,333)	$21	$(1,312)

(a)	Amounts are net of tax of $56 million as of both June 30, 2022 and January 1, 2022.

(b)	Amounts are net of tax of $75 million and $81 million as of June 30, 2022 and January 1, 2022, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2021	$(328)	$(1,050)	$8	$4	$(1,366)	$20	$(1,346)
Other comprehensive loss before reclassifications, gross	(6)	—	—	—	(6)	(1)	(7)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	45	—	—	45	—	45
Tax expense	—	(10)	—	—	(10)	—	(10)
Net current-period other comprehensive (loss) income	(6)	35	—	—	29	(1)	28
Ending balance, June 30, 2021	$(334)	$(1,015)	$8	$4	$(1,337)	$19	$(1,318)

(a)	Amounts are net of tax of $56 million for both June 30, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $143 million and $153 million as of June 30, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended June 30,
	2022	2021
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(2)	(b)	Other income, net
Actuarial loss	14	23	(b)(c)	Other income, net
	11	21		Total before tax
	(2)	(5)		Income tax expense
Total reclassifications for the period	$9	$16		Net of tax

	Six Months Ended June 30,
	2022	2021
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(5)	$(5)	(b)	Other income, net
Settlement loss	—	3	(b)	Other income, net
Actuarial loss	29	47	(b)(c)	Other income, net
	24	45		Total before tax
	(6)	(10)		Income tax expense
Total reclassifications for the period	$18	$35		Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)

Amounts include approximately $1 million of actuarial losses related to discontinued operations for both of the three months ended June 30, 2022 and 2021. Amounts contain approximately $2 million and $3 million of actuarial losses related to discontinued operations for the six months ended  June 30, 2022 and 2021, respectively.

Huntsman International

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2022	$(424)	$(786)	$8	$2	$(1,200)	$13	$(1,187)
Other comprehensive loss before reclassifications, gross	(135)	—	—	(1)	(136)	8	(128)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	24	—	—	24	—	24
Tax expense	—	(6)	—	—	(6)	—	(6)
Net current-period other comprehensive (loss) income	(135)	18	—	(1)	(118)	8	(110)
Ending balance, June 30, 2022	$(559)	$(768)	$8	$1	$(1,318)	$21	$(1,297)

(a)	Amounts are net of tax of $43 million for both June 30, 2022 and January 1, 2022.

(b)	Amounts are net of tax of $99 million and $105 million as of June 30, 2022 and January 1, 2022, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2021	$(333)	$(1,028)	$8	$—	$(1,353)	$20	$(1,333)
Other comprehensive loss before reclassifications, gross	(6)	—	—	—	(6)	(1)	(7)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	46	—	—	46	—	46
Tax expense	—	(10)	—	—	(10)	—	(10)
Net current-period other comprehensive (loss) income	(6)	36	—	—	30	(1)	29
Ending balance, June 30, 2021	$(339)	$(992)	$8	$—	$(1,323)	$19	$(1,304)

(a)	Amounts are net of tax of $43 million as of both June 30, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $168 million and $178 million as of June 30, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended June 30,
	2022	2021
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(2)	(b)	Other income, net
Actuarial loss	14	23	(b)(c)	Other income, net
	11	21		Total before tax
	(2)	(4)		Income tax expense
Total reclassifications for the period	$9	$17		Net of tax

	Six Months Ended June 30,
	2022	2021
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(5)	$(5)	(b)	Other income, net
Settlement loss	—	3	(b)	Other income, net
Actuarial loss	29	48	(b)(c)	Other income, net
	24	46		Total before tax
	(6)	(10)		Income tax expense
Total reclassifications for the period	$18	$36		Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	Amounts include approximately $1 million of actuarial losses related to discontinued operations for both of the three months ended June 30, 2022 and 2021. Amounts contain approximately $2 million and $3 million of actuarial losses related to discontinued operations for the six months ended June 30, 2022 and 2021, respectively.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2022 and 2021, our capital expenditures for EHS matters totaled $17 million and $16 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $5 million for environmental liabilities for both  June 30, 2022 and December 31, 2021. Of these amounts, $1 million was classified as accrued liabilities in our condensed consolidated balance sheets for both  June 30, 2022 and December 31, 2021 and $4 million was classified as other noncurrent liabilities in our condensed consolidated balance sheets for both  June 30, 2022 and December 31, 2021. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

As of June 30, 2022, we had approximately 6 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period or in total at the end of a three-year period. Certain performance share unit awards vest in total at the end of a two-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Huntsman Corporation compensation cost	$10	$7	$21	$16
Huntsman International compensation cost	10	7	19	15

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $7 million and $1 million for the six months ended June 30, 2022 and 2021, respectively.

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

	Six months
	ended
	June 30,
	2022(1)	2021
Dividend yield	NA	2.3%
Expected volatility	NA	53.3%
Risk-free interest rate	NA	0.7%
Expected life of stock options granted during the period (in years)	NA	5.9

(1)	During the six months ended June 30, 2022, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of June 30, 2022 and changes during the six months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2022	4,054	$21.62
Granted	—	—
Exercised	(587)	19.59
Forfeited	(25)	25.58
Outstanding at June 30, 2022	3,442	21.94	5.2	$24
Exercisable at June 30, 2022	3,014	21.58	4.8	22

As of June 30, 2022, there was approximately $3 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

The total intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was approximately $12 million and $8 million, respectively. Cash received from stock options exercised during both of the six months ended June 30, 2022 and 2021 was approximately $6 million. The cash tax benefit from stock options exercised during both of the six months ended June 30, 2022 and 2021 was approximately $2 million.

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

We grant two types of performance share unit awards. For one type of performance share unit award, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2022 and 2021 , the weighted-average expected volatility rate was 43.5% and 44.8%, respectively, and the weighted average risk-free interest rate was 1.67% and 0.2%, respectively. For the performance share unit awards granted during the six months ended June 30, 2022 and 2021, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

During the first quarter of 2022, we began issuing a second type of performance award, which also includes a market condition. The performance criteria are our corporate free cash flow achieved relative to targets set by management, modified for the total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the two-year performance period. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended  June 30, 2022, the weighted-average expected volatility rate was 37.9% and the weighted average risk-free interest rate was 1.43%. For the performance share unit awards granted during the six months ended June 30, 2022, the number of shares earned varies based upon the Company achieving certain performance criteria over a two-year performance period.

A summary of the status of our nonvested shares as of June 30, 2022 and changes during the six months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2022	2,178		$25.07	367	$24.91
Granted	713	(1)	48.09	102	41.04
Vested	(1,046)	(2)(3)	23.11	(188)	24.00
Forfeited	(21)		28.04	(9)	27.03
Nonvested at June 30, 2022	1,824		35.15	272	31.52

(1)	This table reflects the target number of performance share unit awards granted during the period. Due to the terms of the awards and management’s current assessment of our free cash flow performance compared to the award thresholds, it is estimated that an additional 216,085 awards with a grant date fair value of $45.04 may be issued when the awards vest in the first quarter of 2024.

(2)

As of June 30, 2022, a total of 106,285 restricted stock units were vested but not yet issued, of which 7,066 vested during the six months ended June 30, 2022. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(3)

A total of 193,623 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2021. During the six months ended June 30, 2022, an additional 96,814 performance share unit awards with a grant date fair value of $29.68 were issued due to the target performance criteria being exceeded.

As of June 30, 2022, there was approximately $54 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The value of share awards that vested during the six months ended June 30, 2022 and 2021 was approximately $32 million and $18 million, respectively.

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

During the six months ended June 30, 2022 and 2021, there was no tax benefit or expense recognized in connection with the net losses of $2 million and $25 million, respectively, on fair value adjustments to our Venator investment and related option to sell our remaining Venator shares recorded as part of non-operating income from continuing operations. Through December 31, 2021, we have recognized the portion of our Venator investment tax basis in excess of book that we ultimately expect to be able to utilize; no incremental tax benefit has been recognized on the year-to-date fair value losses incurred in 2021 or 2022. As a significant, unusual and non-operating item, these amounts were treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Huntsman Corporation

We recorded income tax expense from continuing operations of $132 million and $76 million for the six months ended June 30, 2022 and 2021, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $133 million and $76 million for the six months ended June 30, 2022 and 2021, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations attributable to Huntsman Corporation	$228	$155	$450	$237
Net income attributable to Huntsman Corporation	$228	$156	$451	$239

Denominator:
Weighted average shares outstanding	205.2	220.9	209.0	220.6
Dilutive shares:
Stock-based awards	1.8	2.0	2.2	2.1
Total weighted average shares outstanding, including dilutive shares	207.0	222.9	211.2	222.7

Additional stock-based awards of approximately 1.2 million and 1.0 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2022 and 2021, respectively, and approximately 1.0 million and 1.4 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2022 and 2021, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive.

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. We use adjusted EBITDA to measure the financial performance of our global business units and for reporting the results of our operating segments. This measure includes all operating items relating to the businesses. The adjusted EBITDA of operating segments excludes items that principally apply to our Company as a whole. The following schedule includes revenues and adjusted EBITDA for each of our reportable operating segments (dollars in millions). We have revised our prior year presentation below to reconcile total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes, in addition to net income, and removed “corporate and other costs, net” from the total reportable segments’ adjusted EBITDA and included such amounts in the reconciliation to income from continuing operations before income taxes. Additionally, we have revised our prior year presentation of total reportable segments’ revenues, in which we removed intersegment eliminations from the total reportable segments’ revenues.

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Polyurethanes	$1,353	$1,155	$2,739	$2,223
Performance Products	492	371	972	676
Advanced Materials	336	299	671	577
Textile Effects	192	207	389	400
Total reportable segments’ revenue	2,373	2,032	4,771	3,876
Intersegment eliminations	(11)	(8)	(20)	(15)
Total	$2,362	$2,024	$4,751	$3,861

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$229	$208	$453	$415
Performance Products	152	88	298	151
Advanced Materials	67	58	134	102
Textile Effects	22	28	50	53
Total reportable segments’ adjusted EBITDA	470	382	935	721

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(16)	(18)	(30)	(37)
Depreciation and amortization—continuing operations	(72)	(73)	(143)	(147)
Corporate and other costs, net(2)	(38)	(48)	(88)	(98)
Net income attributable to noncontrolling interests	14	16	31	33
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(4)	(5)	(10)	(14)
Fair value adjustments to Venator investment, net	—	(6)	(2)	(25)
Loss on early extinguishment of debt	—	(27)	—	(27)
Certain legal and other settlements and related expenses	(2)	(8)	(14)	(10)
Costs associated with the Albemarle Settlement, net	(1)	—	(2)	—
(Loss) gain on sale of business/assets	(7)	30	(11)	30
Income from transition services arrangements	1	3	2	4
Certain nonrecurring information technology project implementation costs	(1)	(3)	(3)	(4)
Amortization of pension and postretirement actuarial losses	(13)	(21)	(27)	(43)
Plant incident remediation credits (costs)	5	3	5	(1)
Restructuring, impairment and plant closing and transition costs(3)	(27)	(12)	(30)	(36)
Income from continuing operations before income taxes	309	213	613	346

Income tax expense—continuing operations	(67)	(42)	(132)	(76)
Income from discontinued operations	—	1	1	2
Net income	$242	$172	$482	$272

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2022	2021	2022	2021
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$229	$208	$453	$415
Performance Products	152	88	298	151
Advanced Materials	67	58	134	102
Textile Effects	22	28	50	53
Total reportable segments’ adjusted EBITDA	470	382	935	721

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(16)	(18)	(30)	(37)
Depreciation and amortization—continuing operations	(72)	(74)	(143)	(147)
Corporate and other costs, net(2)	(36)	(46)	(83)	(93)
Net income attributable to noncontrolling interests	14	16	31	33
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(4)	(5)	(10)	(14)
Fair value adjustments to Venator investment, net	—	(6)	(2)	(25)
Loss on early extinguishment of debt	—	(27)	—	(27)
Certain legal and other settlements and related expenses	(2)	(8)	(14)	(10)
Costs associated with the Albemarle Settlement, net	(1)	—	(2)	—
(Loss) gain on sale of business/assets	(7)	30	(11)	30
Income from transition services arrangements	1	3	2	4
Certain nonrecurring information technology project implementation costs	(1)	(3)	(3)	(4)
Amortization of pension and postretirement actuarial losses	(13)	(22)	(27)	(45)
Plant incident remediation credits (costs)	5	3	5	(1)
Restructuring, impairment and plant closing and transition costs(3)	(27)	(12)	(30)	(36)
Income from continuing operations before income taxes	311	213	618	349

Income tax expense—continuing operations	(68)	(41)	(133)	(76)
Income from discontinued operations	—	1	1	2
Net income	$243	$173	$486	$275

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests, certain Corporate and other items and income from discontinued operations, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) fair value adjustments to Venator investment, net; (c) loss on early extinguishment of debt; (d) certain legal and other settlements and related expenses; (e) costs associated with the Albemarle Settlement, net; (f) (loss) gain on sale of business/assets; (g) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation credits (costs); and (k) restructuring, impairment, plant closing and transition costs.

(2)	Corporate and other costs, net includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(3)	Includes costs associated with transition activities related primarily to our Corporate program to optimize our global approach to leverage shared services capabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in four segments: Polyurethanes, Performance Products, Advanced Materials and Textile Effects. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, insulation, medical, packaging, coatings and construction, power generation, refining, synthetic fiber, textile chemicals and dyes industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride, epoxy-based polymer formulations, textile chemicals and dyes. Our revenues from continuing operations for the three months ended June 30, 2022 and 2021 were $2,362 million and $2,024 million, respectively, and for the six months ended June 30, 2022 and 2021 were $4,751 million and $3,861 million, respectively.

Recent Developments

New Revolving Credit Facility

On May 20, 2022, Huntsman International entered into the 2022 Revolving Credit Facility. Borrowings will bear interest at the rates specified in the credit agreement governing the 2022 Revolving Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Under the credit agreement, the interest rate margin and the commitment fee rates are also subject to adjustments based on the Company’s performance on specified sustainability target thresholds with respect to annual percentage reduction in operational greenhouse gas emissions intensity and annual percentage reduction in water consumption intensity. Unless previously terminated in accordance with its terms, the credit agreement will mature in May 2027. Huntsman International may increase the 2022 Credit Revolving Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions. See “Note 8. Debt—Direct and Subsidiary Debt—Revolving Credit Facility” to our condensed consolidated financial statements.

Praxair/Linde Litigation Award

On April 29, 2022, a New Orleans jury awarded us approximately $94 million in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to properly maintain its own Geismar facility and then repeatedly failed to supply our requirements for industrial gas needed to manufacture MDI under long-term supply contracts that expired in 2013. After the court applies the appropriate amount of interest, we expect that total damages awarded to us will exceed $125 million. The award is subject to appeal, and as such, we have not yet recognized the award in our condensed consolidated statements of operations.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	Third quarter 2022 adjusted EBITDA estimated to be between $170 million and $200 million
●	Volumes lower year-over-year driven by weaker demand in Europe
●	European profitability impacted by volatility in regional natural gas prices
●	Lower equity earnings compared to the prior year from our minority-owned joint venture in China
●	Stronger year-over-year profitability in the Americas business

Performance Products:

●	Third quarter 2022 adjusted EBITDA estimated to be between $130 million and $140 million
●	Commercial initiatives and solid demand in the Americas drive projected year-over-year improvement
●	Lower adjusted EBITDA compared to the second quarter of 2022 due to seasonality, lower margins in China and demand headwinds, primarily in Europe

Advanced Materials:

●	Third quarter 2022 adjusted EBITDA estimated to be between $58 million and $63 million
●	Price increases and improved product mix to offset higher raw material costs
●	Industrial markets in Europe and the Americas remain stable
●	Normal seasonal decline in adjusted EBITDA quarter-over-quarter

Textile Effects:

●	Third quarter 2022 adjusted EBITDA estimated to be between $20 million and $22 million similar to the same period of 2021
●	Benefits from cost control and improved product mix
●	Sales volume headwinds primarily in the home and hospitality sectors

In the second quarter of 2022, both our effective tax rate and our adjusted effective tax rate were 22%. For 2022, our adjusted effective tax rate is expected to be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 18. Income Taxes” to our condensed consolidated financial statements.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Quarterly Report on Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2022	2021	change	2022	2021	change
Revenues	$2,362	$2,024	17%	$4,751	$3,861	23%
Cost of goods sold	1,824	1,593	15%	3,648	3,038	20%
Gross profit	538	431	25%	1,103	823	34%
Operating expenses, net	221	211	5%	482	453	6%
Restructuring, impairment and plant closing costs	24	11	118%	24	35	(31)%
Operating income	293	209	40%	597	335	78%
Interest expense, net	(16)	(18)	(11)%	(30)	(37)	(19)%
Equity in income of investment in unconsolidated affiliates	19	46	(59)%	34	84	(60)%
Fair value adjustments to Venator investment, net	—	(6)	(100)%	(2)	(25)	(92)%
Loss on early extinguishment of debt	—	(27)	(100)%	—	(27)	(100)%
Other income, net	13	9	44%	14	16	(13)%
Income from continuing operations before income taxes	309	213	45%	613	346	77%
Income tax expense	(67)	(42)	60%	(132)	(76)	74%
Income from continuing operations	242	171	42%	481	270	78%
Income from discontinued operations, net of tax	—	1	(100)%	1	2	(50)%
Net income	242	172	41%	482	272	77%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(14)	(16)	(13)%	(31)	(33)	(6)%
Interest expense, net from continuing operations	16	18	(11)%	30	37	(19)%
Income tax expense from continuing operations	67	42	60%	132	76	74%
Depreciation and amortization from continuing operations	72	73	(1)%	143	147	(3)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	4	5		10	14
EBITDA from discontinued operations	—	(1)		(1)	(2)
Fair value adjustments to Venator investment, net	—	6		2	25
Loss on early extinguishment of debt	—	27		—	27
Certain legal and other settlements and related expenses	2	8		14	10
Costs associated with the Albemarle Settlement, net	1	—		2	—
Loss (gain) on sale of business/assets	7	(30)		11	(30)
Income from transition services arrangements	(1)	(3)		(2)	(4)
Certain nonrecurring information technology project implementation costs	1	3		3	4
Amortization of pension and postretirement actuarial losses	13	21		27	43
Plant incident remediation (credits) costs	(5)	(3)		(5)	1
Restructuring, impairment and plant closing and transition costs(2)	27	12		30	36
Adjusted EBITDA(1)	$432	$334	29%	$847	$623	36%

Net cash provided by (used in) operating activities from continuing operations				$316	$(23)	NM
Net cash used in investing activities				(129)	(369)	(65)%
Net cash used in financing activities				(609)	(691)	(12)%
Capital expenditures				(138)	(174)	(21)%

Huntsman International

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2022	2021	change	2022	2021	change
Revenues	$2,362	$2,024	17%	$4,751	$3,861	23%
Cost of goods sold	1,824	1,593	15%	3,648	3,038	20%
Gross profit	538	431	25%	1,103	823	34%
Operating expenses, net	219	209	5%	477	448	6%
Restructuring, impairment and plant closing costs	24	11	118%	24	35	(31)%
Operating income	295	211	40%	602	340	77%
Interest expense, net	(16)	(18)	(11)%	(30)	(37)	(19)%
Equity in income of investment in unconsolidated affiliates	19	46	(59)%	34	84	(60)%
Fair value adjustments to Venator investment, net	—	(6)	(100)%	(2)	(25)	(92)%
Loss on early extinguishment of debt	—	(27)	(100)%	—	(27)	(100)%
Other income, net	13	7	86%	14	14	—
Income from continuing operations before income taxes	311	213	46%	618	349	77%
Income tax expense	(68)	(41)	66%	(133)	(76)	75%
Income from continuing operations	243	172	41%	485	273	78%
Income from discontinued operations, net of tax	—	1	(100)%	1	2	(50)%
Net income	243	173	40%	486	275	77%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(14)	(16)	(13)%	(31)	(33)	(6)%
Interest expense, net from continuing operations	16	18	(11)%	30	37	(19)%
Income tax expense from continuing operations	68	41	66%	133	76	75%
Depreciation and amortization from continuing operations	72	74	(3)%	143	147	(3)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	4	5		10	14
EBITDA from discontinued operations	—	(1)		(1)	(2)
Fair value adjustments to Venator investment, net	—	6		2	25
Loss on early extinguishment of debt	—	27		—	27
Certain legal and other settlements and related expenses	2	8		14	10
Costs associated with the Albemarle Settlement, net	1	—		2	—
Loss (gain) on sale of business/assets	7	(30)		11	(30)
Income from transition services arrangements	(1)	(3)		(2)	(4)
Certain nonrecurring information technology project implementation costs	1	3		3	4
Amortization of pension and postretirement actuarial losses	13	22		27	45
Plant incident remediation (credits) costs	(5)	(3)		(5)	1
Restructuring, impairment and plant closing and transition costs(2)	27	12		30	36
Adjusted EBITDA(1)	$434	$336	29%	$852	$628	36%

Net cash provided by (used in) operating activities from continuing operations				$319	$(23)	NM
Net cash used in investing activities				(645)	(377)	71%
Net cash used in financing activities				(94)	(690)	(86)%
Capital expenditures				(138)	(174)	(21)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	June 30, 2022			June 30, 2021
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$242			$172
Net income attributable to noncontrolling interests			(14)			(16)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$4	$(2)	2	$5	$—	5
Income from discontinued operations(4)	—	—	—	(1)	—	(1)
Fair value adjustments to Venator investment, net	—	—	—	6	—	6
Loss on early extinguishment of debt	—	—	—	27	(6)	21
Certain legal and other settlements and related expenses	2	1	3	8	(2)	6
Costs associated with the Albemarle Settlement, net	1	—	1	—	—	—
Loss (gain) on sale of businesses/assets	7	(1)	6	(30)	4	(26)
Income from transition services arrangements	(1)	—	(1)	(3)	1	(2)
Certain nonrecurring information technology project implementation costs	1	(1)	—	3	(1)	2
Amortization of pension and postretirement actuarial losses	13	(3)	10	21	(5)	16
Plant incident remediation credits	(5)	1	(4)	(3)	1	(2)
Restructuring, impairment and plant closing and transition costs(2)	27	(7)	20	12	(2)	10
Adjusted net income(1)			$265			$191

Weighted average shares-basic			205.2			220.9
Weighted average shares-diluted			207.0			222.9

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$1.11			$0.71
Income from discontinued operations			—			—
Net income			$1.11			$0.71

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$1.10			$0.70
Income from discontinued operations			—			—
Net income			$1.10			$0.70

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$1.28			$0.86

	Six months			Six months
	ended			ended
	June 30, 2022			June 30, 2021
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$482			$272
Net income attributable to noncontrolling interests			(31)			(33)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$10	$(2)	8	$14	$(2)	12
Income from discontinued operations(4)	(1)	—	(1)	(2)	—	(2)
Fair value adjustments to Venator investment, net	2	—	2	25	—	25
Loss on early extinguishment of debt	—	—	—	27	(6)	21
Certain legal and other settlements and related expenses	14	(3)	11	10	(3)	7
Costs associated with the Albemarle Settlement, net	2	—	2	—	—	—
Loss (gain) on sale of businesses/assets	11	(2)	9	(30)	4	(26)
Income from transition services arrangements	(2)	—	(2)	(4)	1	(3)
Certain nonrecurring information technology project implementation costs	3	(1)	2	4	(1)	3
Amortization of pension and postretirement actuarial losses	27	(6)	21	43	(10)	33
Plant incident remediation (credits) costs	(5)	1	(4)	1	—	1
Restructuring, impairment and plant closing and transition costs(2)	30	(8)	22	36	(8)	28
Adjusted net income(1)			$521			$338

Weighted average shares-basic			209.0			220.6
Weighted average shares-diluted			211.2			222.7

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$2.15			$1.07
Income from discontinued operations			0.01			0.01
Net income			$2.16			$1.08

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$2.13			$1.06
Income from discontinued operations			0.01			0.01
Net income			$2.14			$1.07

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$2.47			$1.52

Net cash provided by (used in) operating activities from continuing operations			$316			$(23)
Capital expenditures			(138)			(174)
Free cash flow from continuing operations(1)			$178			$(197)

Effective tax rate			22%			22%
Impact of non-GAAP adjustments(5)			—			(1)%
Adjusted effective tax rate(1)			22%			21%

Other cash flow measures:
Taxes paid on sale of business(6)			$—			$(3)
Cash received from the Albemarle Settlement, net(7)			78			—

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”

(2)	Includes costs associated with transition activities related primarily to our Corporate program to optimize our global approach to leverage shared services capabilities.

(3)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.

(4)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(5)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net income to adjusted net income noted above.

(6)	Represents the taxes paid in the second quarter of 2021 in connection with the earnout provision achieved under the terms of the sales agreement of the India-based DIY business. For more information, see “Note 4. Business Dispositions—Sale of India-Based Do-It-Yourself Consumer Adhesives Business” to our condensed consolidated financial statements.

(7)	Represents cash received of $332.5 million, net of legal fees and cash taxes paid of approximately $255 million.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment, net; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related expenses; (f) costs associated with the Albemarle Settlement, net; (g) loss (gain) on sale of business/assets; (h) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (i) certain nonrecurring information technology project implementation costs; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation (credits) costs; and (l) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) income from discontinued operations; (c) fair value adjustments to Venator investment, net; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related expenses; (f) costs associated with the Albemarle Settlement, net; (g) gain on sale of business/assets; (h) income from transition services arrangements related to the sale of our Chemical Intermediates Businesses to Indorama; (i) certain nonrecurring information technology project implementation costs; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation (credits) costs; and (l) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

For the three months ended June 30, 2022, income from continuing operations attributable to Huntsman Corporation was $228 million, an increase of $73 million from $155 million in the 2021 period. For the three months ended June 30, 2022, income from continuing operations attributable to Huntsman International was $229 million, an increase of $73 million from $156 million in the 2021 period. The increases noted above were the result of the following items:

●

Revenues for the three months ended June 30, 2022 increased by $338 million, or 17%, as compared with the 2021 period. The increase was primarily due to higher average selling prices in all our segments, partially offset by lower sales volumes in all our segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended June 30, 2022 increased by $107 million, or 25%, as compared with the 2021 period. The increase resulted from higher gross profits in all our segments. See “—Segment Analysis” below.

●	Operating expenses, net for the three months ended June 30, 2022 increased by $10 million, or 5%, as compared with the 2021 period, primarily related to the gain on sale of the India-based DIY business pursuant to an earnout provision in the second quarter of 2021, partially offset by a decrease in selling, general and administrative expenses.

●

Restructuring, impairment and plant closing costs were $24 million for the three months ended June 30, 2022, as compared with $11 million in the 2021 period. For further information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Equity in income of investment in unconsolidated affiliates for the three months ended June 30, 2022 decreased to $19 million from $46 million in the 2021 period, primarily related to a decrease in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

Fair value adjustments to our investment in Venator and the related option to sell our remaining Venator shares, net was nil for the three months ended June 30, 2022 compared with a net loss of $6 million in the 2021 period. For further information, see “Note 4. Business Dispositions—Sale of Venator Interest” to our condensed consolidated financial statements.

●	Loss on early extinguishment of debt for the three months ended June 30, 2022 was nil compared to $27 million in the 2021 period, primarily due to the full redemption of our 2022 Senior Notes in the second quarter of 2021. See “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

●

Our income tax expense for the three months ended June 30, 2022 increased to $67 million from $42 million in the 2021 period. The income tax expense of Huntsman International for the three months ended June 30, 2022 increased to $68 million from $41 million in the 2021 period. The increase in income tax expense was primarily due to the increase in pretax income, exclusive of the fair value adjustments to our investment in Venator. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Three months		Percent
	ended		change
	June 30,		favorable
(Dollars in millions)	2022	2021	(unfavorable)
Revenues
Polyurethanes	$1,353	$1,155	17%
Performance Products	492	371	33%
Advanced Materials	336	299	12%
Textile Effects	192	207	(7)%
Total reportable segments’ revenue	2,373	2,032	17%
Intersegment eliminations	(11)	(8)	NM
Total	$2,362	$2,024	17%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$229	$208	10%
Performance Products	152	88	73%
Advanced Materials	67	58	16%
Textile Effects	22	28	(21)%
Total reportable segments’ adjusted EBITDA	470	382	23%
Corporate and other	(38)	(48)	21%
Total	$432	$334	29%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$229	$208	10%
Performance Products	152	88	73%
Advanced Materials	67	58	16%
Textile Effects	22	28	(21)%
Total reportable segments’ adjusted EBITDA	470	382	23%
Corporate and other	(36)	(46)	22%
Total	$434	$336	29%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended June 30, 2022 vs 2021
	Average selling price(1)
	Local	Foreign currency	Mix &	Sales
	currency	translation impact	other	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	24%	(4)%	1%	(4)%
Performance Products	33%	(3)%	6%	(3)%
Advanced Materials	21%	(5)%	12%	(16)%
Textile Effects	12%	(3)%	—	(16)%

	Three months ended June 30, 2022 vs March 31, 2022
	Average selling price(1)
	Local	Foreign currency	Mix &	Sales
	currency	translation impact	other	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	2%	(2)%	2%	(4)%
Performance Products	6%	(1)%	1%	(3)%
Advanced Materials	3%	(2)%	2%	(3)%
Textile Effects	4%	(1)%	1%	(7)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended June 30, 2022 compared to the same period of 2021 was primarily due to higher MDI average selling prices, partially offset by lower sales volumes. MDI average selling prices increased in all our regions. Sales volumes decreased primarily due to the extended government-mandated COVID lockdown in Shanghai, China and lower demand, partially offset by favorable comparisons in Europe due to the scheduled turnaround at our Rotterdam, Netherlands facility in the second quarter of 2021. The increase in segment adjusted EBITDA was primarily due to higher MDI margins and a gain from an insurance settlement, partially offset by lower sales volumes, the negative impact of weaker major international currencies against the U.S. dollar and lower equity earnings from our minority-owned joint venture in China.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended June 30, 2022 compared to the same period of 2021 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily due to commercial excellence programs and in response to an increase in raw material costs. Sales volumes decreased primarily due to a shift in product mix based on demand and business strategy. The increase in segment adjusted EBITDA was primarily due to increased revenues and margins, partially offset by a slight increase in fixed costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended June 30, 2022 compared to the same period of 2021 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased largely in response to higher raw material, energy and logistics costs as well as improved sales mix. Sales volumes decreased primarily due to deselection of lower margin base resins business. The increase in segment adjusted EBITDA was primarily due to higher sales prices and improved sales mix.

Textile Effects

The decrease in revenues in our Textile Effects segment for the three months ended June 30, 2022 compared to the same period of 2021 was primarily due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to a deselection of certain volume as well as lower demand. Average selling prices increased in response to higher direct costs. The decrease in segment adjusted EBITDA was primarily due to lower revenues, partially offset by improved portfolio mix.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2022, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $38 million as compared to a loss of $48 million for the same period of 2021. For the three months ended June 30, 2022, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $36 million as compared to a loss of $46 million for the same period of 2021. The increase in adjusted EBITDA from Corporate and other resulted primarily from an increase in unallocated foreign currency exchange gains and a decrease in LIFO valuation losses, partially offset by an increase in corporate overhead costs.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

For the six months ended June 30, 2022, income from continuing operations attributable to Huntsman Corporation was $450 million, an increase of $213 million from $237 million in the 2021 period. For the six months ended June 30, 2022, income from continuing operations attributable to Huntsman International was $454 million, an increase of $214 million from $240 million in the 2021 period. The increases noted above were the result of the following items:

●

Revenues for the six months ended June 30, 2022 increased by $890 million, or 23%, as compared with the 2021 period. The increase was primarily due to higher average selling prices in all our segments, partially offset by lower sales volumes in our Advanced Materials and Textile Effects segments. See “—Segment Analysis” below.

●

Gross profit for the six months ended June 30, 2022 increased by $280 million, or 34%, as compared with the 2021 period. The increase resulted from higher gross profits in all our segments. See “—Segment Analysis” below.

●	Operating expenses, net for the six months ended June 30, 2022 increased by $29 million, or 6%, as compared with the 2021 period, primarily related to the gain on sale of the India-based DIY business pursuant to an earnout provision in the second quarter of 2021 and an increase in legal expenses and selling, general and administrative expenses.

●

Restructuring, impairment and plant closing costs were $24 million for the six months ended June 30, 2022 as compared with $35 million in the 2021 period. For further information concerning restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Interest expense, net for the six months ended June 30, 2022 decreased by $7 million, or 19%, as compared with the 2021 period, primarily related to the redemption in full of our 2021 Senior Notes in the first half of 2021.

●

Equity in income of investment in unconsolidated affiliates for the six months ended June 30, 2022 decreased to $34 million from $84 million in the 2021 period, primarily related to a decrease in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

Fair value adjustments to our investment in Venator and the related option to sell our remaining Venator shares, net was a net loss of $2 million for the six months ended June 30, 2022 compared with a net loss of $25 million in the 2021 period. For further information, see “Note 4. Business Dispositions—Sale of Venator Interest” to our condensed consolidated financial statements.

●	Loss on early extinguishment of debt was nil for the six months ended June 30, 2022 compared to $27 million in the 2021 period primarily due to the full redemption of our 2022 Senior Notes in the second quarter of 2021. See “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

●

Our income tax expense for the six months ended June 30, 2022 increased to $132 million from $76 million in the 2021 period. The income tax expense of Huntsman International for the six months ended June 30, 2022 increased to $133 million from $76 million in the 2021 period. The increase in income tax expense was primarily due to the increase in pretax income, exclusive of the fair value adjustments to our investment in Venator. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information concerning income taxes, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Six months		Percent
	ended		Change
	June 30,		Favorable
	2022	2021	(Unfavorable)
Revenues
Polyurethanes	$2,739	$2,223	23%
Performance Products	972	676	44%
Advanced Materials	671	577	16%
Textile Effects	389	400	(3)%
Total reportable segments’ revenue	4,771	3,876	23%
Intersegment eliminations	(20)	(15)	NM
Total	$4,751	$3,861	23%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$453	$415	9%
Performance Products	298	151	97%
Advanced Materials	134	102	31%
Textile Effects	50	53	(6)%
Total reportable segments’ adjusted EBITDA	935	721	30%
Corporate and other	(88)	(98)	10%
Total	$847	$623	36%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$453	$415	9%
Performance Products	298	151	97%
Advanced Materials	134	102	31%
Textile Effects	50	53	(6)%
Total reportable segments’ adjusted EBITDA	935	721	30%
Corporate and other	(83)	(93)	11%
Total	$852	$628	36%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Six months ended June 30, 2022 vs June 30, 2021
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	27%	(4)%	—	—
Performance Products	40%	(3)%	7%	—
Advanced Materials	23%	(4)%	14%	(17)%
Textile Effects	14%	(2)%	(2)%	(13)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the six months ended June 30, 2022 compared to the same period of 2021 was primarily due to higher MDI average selling prices. MDI average selling prices increased in all our regions. Sales volumes were similar to the same period of 2021 as the impact of the extended government-mandated COVID lockdown in Shanghai, China during the second quarter of 2022 was offset by favorable comparisons in Europe due to the scheduled turnaround at our Rotterdam, Netherlands facility in the second quarter of 2021. The increase in segment adjusted EBITDA was primarily due to higher MDI margins and a gain from an insurance settlement, partially offset by the negative impact of weaker major international currencies against the U.S. dollar and lower equity earnings from our minority-owned joint venture in China.

Performance Products

The increase in revenues in our Performance Products segment for the six months ended June 30, 2022 compared to the same period of 2021 was primarily due to higher average selling prices. Average selling prices increased primarily due to commercial excellence programs and in response to an increase in raw material costs. Sales volumes were similar to the same period of 2021 with an increase in sales of our amines products offset by a decrease in sales of maleic anhydride. The increase in segment adjusted EBITDA was primarily due to increased revenues and margins, partially offset by increased fixed costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the six months ended June 30, 2022 compared to the same period of 2021 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased largely in response to higher raw material, energy and logistics costs as well as improved sales mix. Sales volumes decreased primarily due to deselection of lower margin base resins business. The increase in segment adjusted EBITDA was primarily due to higher sales prices and improved sales mix.

Textile Effects

The decrease in revenues in our Textile Effects segment for the six months ended June 30, 2022 compared to the same period of 2021 was primarily due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to a deselection of certain volume as well as lower demand. Average selling prices increased in response to higher direct costs. The decrease in segment adjusted EBITDA was primarily due to lower revenues, partially offset by improved portfolio mix.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2022, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $88 million as compared to a loss of $98 million for the same period of 2021. For the six months ended June 30, 2022, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $83 million as compared to a loss of $93 million for the same period of 2021. The increase in adjusted EBITDA from Corporate and other resulted primarily from an increase in unallocated foreign currency exchange gains and a decrease in LIFO valuation losses, partially offset by an increase in corporate overhead costs.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Net cash provided by (used in) operating activities from continuing operations for the six months ended June 30, 2022 and 2021 was $316 million and $(23) million, respectively. The increase in net cash provided by operating activities from continuing operations during the six months ended June 30, 2022 compared with the same period in 2021 was primarily attributable to increased operating income as described in “—Results of Operations” above for the six months ended June 30, 2022 as compared with the same period of 2021 as well as a net cash inflow of $40 million related to changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $129 million and $369 million, respectively. During the six months ended June 30, 2022 and 2021, we paid $138 million and $174 million for capital expenditures, respectively. During the six months ended June 30, 2021, we received $43 million for the sale of businesses, primarily due to the receipt of $28 million pursuant to an earnout provision in connection with the sale of the India-based DIY business, and we paid approximately $242 million for the Gabriel Acquisition, net of cash acquired.

Net cash used in financing activities for the six months ended June 30, 2022 and 2021 was $609 million and $691 million, respectively. During the six months ended June 30, 2022, we paid $504 million for repurchases of our common stock. During the six months ended June 30, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes. Additionally, during the six months ended June 30, 2021, we issued $400 million in aggregate principal amount of our 2031 Senior Notes, and we redeemed in full $400 million in aggregate principal amount of our 2022 Senior Notes.

Free cash flow from continuing operations for the six months ended June 30, 2022 and 2021 was a source of cash of $178 million and a use of cash of $197 million, respectively. The increase in free cash flow was primarily attributable to the increase in cash provided by operating activities from continuing operations as well as a decrease in cash used for capital expenditures during the six months ended June 30, 2022 as compared with the same period in 2021.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	June 30,	December 31,	(Decrease)	Percent
	2022	2021	Increase	Change
Cash and cash equivalents	$608	$1,041	$(433)	(42)%
Accounts and notes receivable, net	1,288	1,186	102	9%
Inventories	1,401	1,201	200	17%
Receivable associated with the Albemarle Settlement	—	333	(333)	(100)%
Other current assets	140	167	(27)	(16)%
Total current assets	3,437	3,928	(491)	(13)%

Accounts payable	1,128	1,208	(80)	(7)%
Accrued liabilities	426	780	(354)	(45)%
Current portion of debt	13	12	1	8%
Current operating lease liabilities	55	51	4	8%
Total current liabilities	1,622	2,051	(429)	(21)%
Working capital	$1,815	$1,877	$(62)	(3)%

Our working capital decreased by $62 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $433 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021.”

●	Accounts receivable increased by $102 million due to higher revenues in the second quarter of 2022 compared to the fourth quarter of 2021.

●	Inventories increased by $200 million primarily due to higher inventory costs and volumes.

●	Receivable associated with the arbitration award we won on October 28, 2021 in excess of $600 million against Albemarle Corporation (“Albemarle”) for fraud and breach of contract (the “Albemarle Settlement”) decreased to nil due to the receipt of the final arbitration award payment of $332.5 million during the second quarter of 2022.

●	Other current assets decreased by $27 million primarily due to amortization of deferred charges related to insurance premiums.

●	Accounts payable decreased by $80 million primarily due to a decrease in non-trade payables related to insurance premiums and a reduction of capital accruals.

●	Accrued liabilities decreased by $354 million primarily related to the payment of legal fees and cash taxes associated with the Albemarle Settlement and a decrease in accrued compensation costs and current income taxes payable.

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

We depend upon our cash, Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2022, we had $2,052 million of combined cash and unused borrowing capacity, consisting of $608 million in cash, $1,197 million in availability under our Revolving Credit Facility and $247 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $390 million for the six months ended June 30, 2022, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●

During 2022, we expect to spend approximately $300 million on capital expenditures. Our future expenditures include certain environmental, health and safety maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities; certain cost reduction projects; and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.

●

During the six months ended June 30, 2022, we made contributions to our pension and postretirement benefit plans of $26 million. During 2022, we expect to contribute an additional amount of approximately $23 million to these plans.

●	During the six months ended June 30, 2022, we repurchased 13,920,771 shares of our common stock for approximately $501 million, excluding commissions, under our share repurchase program. From July 1, 2022 through July 20, 2022, we repurchased an additional 1,265,692 shares of our common stock for approximately $36 million, excluding commissions.

●	On October 28, 2021, we won an arbitration award in excess of $600 million against Albemarle. On November 4, 2021, Albemarle agreed to waive any appeal and pay $665 million, of which we received $332.5 million on December 2, 2021 and received a final payment of $332.5 million on May 2, 2022. We paid legal fees and cash taxes of approximately $255 million in the second quarter of 2022.

Long-Term Liquidity

●	During 2020, management implemented cost realignment and synergy plans. In connection with these plans, we remain committed to achieving annualized cost savings and synergy benefits of approximately $140 million during 2023, as previously communicated. Associated with these plans, we expect net cash restructuring and integration costs, including capital expenditures, of approximately $115 million, of which we have spent approximately $98 million to date.

●	During 2021, management announced additional cost realignment plans. In connection with these plans, we currently expect to achieve annualized cost savings of approximately $100 million by the end of 2023. Associated with these plans, we expect net cash restructuring and integration costs, including capital expenditures, of approximately $120 million through 2024, of which we have spent approximately $12 million to date.

●	On February 14, 2022, our Board of Directors declared a $0.2125 per share cash dividend on our common stock. This represents a 13% increase from the previous dividend.

●	On April 29, 2022, a New Orleans jury awarded us approximately $94 million in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to properly maintain its own Geismar facility and then repeatedly failed to supply our requirements for industrial gas needed to manufacture MDI under long-term supply contracts that expired in 2013. After the court applies the appropriate amount of interest, we expect that total damages awarded to us will exceed $125 million. The award is subject to appeal, and as such, we have not yet recognized the award in our condensed consolidated statements of operations.

●	On May 20, 2022, Huntsman International entered into the 2022 Revolving Credit Facility. Borrowings will bear interest at the rates specified in the credit agreement governing the 2022 Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Under the credit agreement, the interest rate margin and the commitment fee rates are also subject to adjustments based on the Company’s performance on specified sustainability target thresholds with respect to annual percentage reduction in operational greenhouse gas emissions intensity and annual percentage reduction in water consumption intensity. Unless previously terminated in accordance with its terms, the credit agreement will mature in May 2027. Huntsman International may increase the 2022 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions. In connection with entering into the 2022 Revolving Credit Facility, Huntsman International terminated all commitments and repaid all obligations under its 2018 $1.2 billion senior unsecured credit facility. See “Note 8. Debt—Direct and Subsidiary Debt—Revolving Credit Facility” to our condensed consolidated financial statements.

As of June 30, 2022, we had $13 million classified as current portion of debt, including debt at our variable interest entities of $9 million and certain other short-term facilities and scheduled amortization payments totaling $4 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of June 30, 2022, we had approximately $477 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends, which dividends would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to certain foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2022.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
April 1 - April 30	1,727,274	$34.80	1,704,834	$1,630,000,000
May 1 - May 31	5,765,097	34.82	5,765,001	1,429,000,000
June 1 - June 30	902,011	34.26	901,588	1,398,000,000
Total	8,394,382	34.76	8,371,423

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. In conjunction with the inception of this program, we retired our prior share repurchase program. On March 25, 2022, our Board of Directors increased the authorization of our existing share prepurchase program from $1 billion of repurchases to $2 billion. Similar to our prior share repurchase program, the share repurchase program will be supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the second quarter of 2022, we repurchased 8,371,423 shares of our common stock for approximately $291 million, excluding commissions.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
10.1		Credit Agreement, dated May 20, 2022, between Huntsman International LLC, Citibank, N.A., as administrative agent, Citibank, N.A., BOFA Securities, Inc., PNC Capital Markets LLC, TD Securities (USA) LLC and Truist Securities, Inc., as Co-Sustainability Structuring Agents, Bank of America, N.A., PNC Bank, National Association, The Toronto Dominion Bank, New York Branch and Truist Bank, as co-syndication agents, and BMO Harris Bank N.A., Industrial and Commercial Bank of China Limited, New York Branch JPMorgan Chase Bank, N.A. and MUFG Bank, Ltd, as co-documentation agents, and the lenders thereto.	8-K	10.1	May 23, 2022
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2022	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)