Form 10-Q
period 2022-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2022-11-04
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On October 25, 2022, 192,099,455 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interests of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interests. All of Huntsman International LLC’s units of membership interests are held by Huntsman Corporation.

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

ENDED September 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents(a)	$515	$1,041
Accounts and notes receivable (net of allowance for doubtful accounts of $11 and $12, respectively), ($348 and $324 pledged as collateral, respectively)(a)	981	988
Accounts receivable from affiliates	23	27
Inventories(a)	1,079	1,038
Receivable associated with the Albemarle Settlement	—	333
Other current assets	115	155
Current assets held for sale	483	346
Total current assets	3,196	3,928
Property, plant and equipment, net(a)	2,288	2,443
Investment in unconsolidated affiliates	430	470
Intangible assets, net	433	469
Goodwill	636	650
Deferred income taxes	167	180
Operating lease right-of-use assets	359	381
Other noncurrent assets(a)	623	689
Noncurrent assets held for sale	—	182
Total assets	$8,132	$9,392

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$865	$1,054
Accounts payable to affiliates	33	60
Accrued liabilities(a)	393	713
Current portion of debt(a)	12	12
Current operating lease liabilities(a)	50	49
Current liabilities held for sale	242	163
Total current liabilities	1,595	2,051
Long-term debt(a)	1,476	1,538
Deferred income taxes	249	161
Noncurrent operating lease liabilities(a)	326	346
Other noncurrent liabilities(a)	502	586
Noncurrent liabilities held for sale	—	151
Total liabilities	4,148	4,833
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 261,142,535 and 259,701,770 shares issued and 192,757,360 and 214,170,287 shares outstanding, respectively	3	3
Additional paid-in capital	4,155	4,102
Treasury stock, 68,385,175 and 45,531,489 shares, respectively	(1,686)	(934)
Unearned stock-based compensation	(37)	(25)
Retained earnings	2,836	2,435
Accumulated other comprehensive loss	(1,497)	(1,203)
Total Huntsman Corporation stockholders’ equity	3,774	4,378
Noncontrolling interests in subsidiaries	210	181
Total equity	3,984	4,559
Total liabilities and equity	$8,132	$9,392

(a)

At September 30, 2022 and December 31, 2021, respectively, $22 and $1 of cash and cash equivalents, $4 and $12 of accounts and notes receivable (net), $60 and $64 of inventories, $161 each of property, plant and equipment (net), $29 and $23 of other noncurrent assets, $126 and $146 of accounts payable, $11 and $13 of accrued liabilities, $10 each of current portion of debt, $10 and $6 of current operating lease liabilities, $28 and $35 of long-term debt, $21 and $20 of noncurrent operating lease liabilities and $45 and $46 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Trade sales, services and fees, net	$1,946	$2,042	$6,189	$5,418
Related party sales	65	55	184	140
Total revenues	2,011	2,097	6,373	5,558
Cost of goods sold	1,662	1,660	5,017	4,397
Gross profit	349	437	1,356	1,161
Operating expenses:
Selling, general and administrative	165	176	532	536
Research and development	31	35	97	102
Restructuring, impairment and plant closing costs (credits)	12	(1)	36	34
Gain on sale of India-based DIY business	—	—	—	(28)
Other operating expense (income), net	3	(3)	(8)	(13)
Total operating expenses	211	207	657	631
Operating income	138	230	699	530
Interest expense, net	(16)	(15)	(46)	(52)
Equity in income of investment in unconsolidated affiliates	21	34	55	118
Fair value adjustments to Venator investment, net	(7)	(3)	(9)	(28)
Loss on early extinguishment of debt	—	—	—	(27)
Other income, net	10	7	23	21
Income from continuing operations before income taxes	146	253	722	562
Income tax expense	(30)	(34)	(155)	(101)
Income from continuing operations	116	219	567	461
(Loss) income from discontinued operations, net of tax	(1)	6	30	36
Net income	115	225	597	497
Net income attributable to noncontrolling interests	(15)	(16)	(46)	(49)
Net income attributable to Huntsman Corporation	$100	$209	$551	$448

Basic income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.52	$0.93	$2.54	$1.87
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	0.02	0.15	0.16
Net income attributable to Huntsman Corporation common stockholders	$0.51	$0.95	$2.69	$2.03
Weighted average shares	197.7	219.4	205.2	220.2

Diluted income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.51	$0.92	$2.52	$1.86
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	0.02	0.14	0.16
Net income attributable to Huntsman Corporation common stockholders	$0.50	$0.94	$2.66	$2.02
Weighted average shares	199.2	221.3	207.2	222.2

Amounts attributable to Huntsman Corporation:
Income from continuing operations	$101	$203	$521	$412
(Loss) income from discontinued operations, net of tax	(1)	6	30	36
Net income	$100	$209	$551	$448

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$115	$225	$597	$497
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(204)	(36)	(338)	(42)
Pension and other postretirement benefits adjustments	10	17	28	52
Other, net	—	—	(1)	—
Other comprehensive (loss) income, net of tax	(194)	(19)	(311)	10
Comprehensive (loss) income	(79)	206	286	507
Comprehensive loss (income) attributable to noncontrolling interests	(6)	(17)	(29)	(51)
Comprehensive (loss) income attributable to Huntsman Corporation	$(85)	$189	$257	$456

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2022	214,170,287	$3	$4,102	$(934)	$(25)	$2,435	$(1,203)	$181	$4,559
Net income	—	—	—	—	—	223	—	17	240
Other comprehensive loss	—	—	—	—	—	—	(11)	(1)	(12)
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,327,568	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	1	—	8	—	—	—	9
Repurchase and cancellation of stock awards	(361,250)	—	—	—	—	(13)	—	—	(13)
Stock options exercised	387,899	—	10	—	—	(5)	—	—	5
Treasury stock repurchased	(5,549,348)	—	—	(210)	—	—	—	—	(210)
Dividends declared on common stock ($0.2125 per share)	—	—	—	—	—	(45)	—	—	(45)
Balance, March 31, 2022	209,975,156	3	4,152	(1,144)	(49)	2,595	(1,214)	197	4,540
Net income	—	—	—	—	—	228	—	14	242
Other comprehensive loss	—	—	—	—	—	—	(98)	(7)	(105)
Vesting of stock awards	4,045	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	1	—	8	—	—	—	9
Repurchase and cancellation of stock awards	(2,416)	—	—	—	—	(1)	—	—	(1)
Stock options exercised	66,840	—	1	—	—	—	—	—	1
Treasury stock repurchased	(8,371,423)	—	—	(291)	—	—	—	—	(291)
Dividends declared on common stock ($0.2125 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, June 30, 2022	201,672,202	3	4,154	(1,435)	(41)	2,778	(1,312)	204	4,351
Net income	—	—	—	—	—	100	—	15	115
Other comprehensive loss	—	—	—	—	—	—	(185)	(9)	(194)
Vesting of stock awards	10,174	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	1	—	4	—	—	—	5
Repurchase and cancellation of stock awards	(2,533)	—	—	—	—	—	—	—	—
Stock options exercised	10,432	—	—	—	—	—	—	—	—
Treasury stock repurchased	(8,932,915)	—	—	(251)	—	—	—	—	(251)
Dividends declared on common stock ($0.2125 per share)	—	—	—	—	—	(42)	—	—	(42)
Balance, September 30, 2022	192,757,360	$3	$4,155	$(1,686)	$(37)	$2,836	$(1,497)	$210	$3,984

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2021	220,046,262	$3	$4,048	$(731)	$(19)	$1,564	$(1,346)	$154	$3,673
Net income	—	—	—	—	—	83	—	17	100
Other comprehensive loss	—	—	—	—	—	—	(13)	—	(13)
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	664,818	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	2	—	6	—	—	—	8
Repurchase and cancellation of stock awards	(202,961)	—	—	—	—	(6)	—	—	(6)
Stock options exercised	204,005	—	5	—	—	(2)	—	—	3
Dividends declared on common stock ($0.1625 per share)	—	—	—	—	—	(36)	—	—	(36)
Balance, March 31, 2021	220,712,124	3	4,085	(731)	(38)	1,603	(1,359)	171	3,734
Net income	—	—	—	—	—	156	—	16	172
Other comprehensive income	—	—	—	—	—	—	41	1	42
Vesting of stock awards	3,732	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	2	—	4	—	—	—	6
Repurchase and cancellation of stock awards	(19,912)	—	—	—	—	(1)	—	—	(1)
Stock options exercised	263,962	—	6	—	—	(3)	—	—	3
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(30)	(30)
Dividends declared on common stock ($0.1875 per share)	—	—	—	—	—	(41)	—	—	(41)
Balance, June 30, 2021	220,959,906	3	4,093	(731)	(34)	1,714	(1,318)	158	3,885
Net income	—	—	—	—	—	209	—	16	225
Other comprehensive (loss) income	—	—	—	—	—	—	(20)	1	(19)
Issuance of nonvested stock awards	—	—	1	—	(1)	—	—	—	—
Vesting of stock awards	7,695	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	1	—	5	—	—	—	6
Repurchase and cancellation of stock awards	(1,869)	—	—	—	—	—	—	—	—
Stock options exercised	34,372	—	1	—	—	—	—	—	1
Treasury stock repurchased	(3,971,784)	—	—	(102)	—	—	—	—	(102)
Dividends declared on common stock ($0.1875 per share)	—	—	—	—	—	(42)	—	—	(42)
Balance, September 30, 2021	217,028,320	$3	$4,096	$(833)	$(30)	$1,881	$(1,338)	$175	$3,954

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2022	2021
Operating Activities:
Net income	$597	$497
Less: Income from discontinued operations, net of tax	(30)	(36)
Income from continuing operations	567	461
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(55)	(118)
Unrealized net losses on fair value adjustments to Venator investment	9	28
Cash received from return on investment in unconsolidated subsidiary	61	31
Depreciation and amortization	207	205
Noncash lease expense	47	42
Gain on disposal of businesses/assets	—	(28)
Loss on early extinguishment of debt	—	27
Noncash restructuring and impairment charges	(1)	14
Deferred income taxes	81	(22)
Stock-based compensation	26	23
Other, net	(15)	(6)
Changes in operating assets and liabilities:
Accounts and notes receivable	(60)	(335)
Inventories	(128)	(270)
Other current assets	357	20
Other noncurrent assets	(14)	(84)
Accounts payable	(113)	134
Accrued liabilities	(292)	88
Other noncurrent liabilities	(82)	(28)
Net cash provided by operating activities from continuing operations	595	182
Net cash provided by (used in) operating activities from discontinued operations	9	(20)
Net cash provided by operating activities	604	162

Investing Activities:
Capital expenditures	(186)	(241)
Cash received from sale of business	—	43
Acquisition of business, net of cash acquired	—	(245)
Insurance proceeds for recovery of property damage	5	3
Other, net	5	10
Net cash used in investing activities from continuing operations	(176)	(430)
Net cash used in investing activities from discontinued operations	(12)	(9)
Net cash used in investing activities	(188)	(439)

Financing Activities:
Net borrowings on revolving loan facilities	—	8
Proceeds from issuance of long-term debt	—	427
Repayments of long-term debt	(8)	(965)
Debt issuance costs paid	—	(4)
Dividends paid to noncontrolling interests	—	(30)
Dividends paid to common stockholders	(132)	(119)
Repurchase and cancellation of awards	(14)	(7)
Repurchase of common stock	(755)	(102)
Proceeds from issuance of common stock	6	7
Costs of early extinguishment of debt	—	(26)
Other, net	(2)	2
Net cash used in financing activities	(905)	(809)
Effect of exchange rate changes on cash	(37)	(2)
Decrease in cash and cash equivalents	(526)	(1,088)
Cash and cash equivalents at beginning of period	1,041	1,593
Cash and cash equivalents at end of period	$515	$505

Supplemental cash flow information:
Cash paid for interest	$41	$57
Cash paid for income taxes	171	83

As of September 30, 2022 and 2021, the amount of capital expenditures in accounts payable was $27 million and $52 million, respectively. For the nine months ended September 30, 2021, the amount of cash paid for taxes in connection with the earnout provision achieved under the terms of the sales agreement of the India-based do-it-yourself (“DIY”) business was $3 million. See “Note 4. Discontinued Operations and Business Dispositions— Sale of India-Based Do-It-Yourself Consumer Adhesives Business.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents(a)	$515	$1,039
Accounts and notes receivable (net of allowance for doubtful accounts of $11 and $12, respectively), ($348 and $324 pledged as collateral, respectively)(a)	981	988
Accounts receivable from affiliates	1,035	269
Inventories(a)	1,079	1,038
Receivable associated with the Albemarle Settlement	—	333
Other current assets	115	153
Current assets held for sale	483	346
Total current assets	4,208	4,166
Property, plant and equipment, net(a)	2,288	2,443
Investment in unconsolidated affiliates	430	470
Intangible assets, net	433	469
Goodwill	636	650
Deferred income taxes	167	180
Operating lease right-of-use assets	359	381
Other noncurrent assets(a)	623	690
Noncurrent assets held for sale	—	182
Total assets	$9,144	$9,631

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$865	$1,051
Accounts payable to affiliates	40	62
Accrued liabilities(a)	386	704
Current portion of debt(a)	12	12
Current operating lease liabilities(a)	50	49
Current liabilities held for sale	242	163
Total current liabilities	1,595	2,041
Long-term debt(a)	1,476	1,538
Deferred income taxes	251	163
Noncurrent operating lease liabilities(a)	326	346
Other noncurrent liabilities(a)	494	573
Noncurrent liabilities held for sale	—	151
Total liabilities	4,142	4,812
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,756	3,732
Retained earnings	2,518	2,093
Accumulated other comprehensive loss	(1,482)	(1,187)
Total Huntsman International LLC members’ equity	4,792	4,638
Noncontrolling interests in subsidiaries	210	181
Total equity	5,002	4,819
Total liabilities and equity	$9,144	$9,631

(a)	At September 30, 2022 and December 31, 2021, respectively, $22 and $1 of cash and cash equivalents, $4 and $12 of accounts and notes receivable (net), $60 and $64 of inventories, $161 each of property, plant and equipment (net), $29 and $23 of other noncurrent assets, $126 and $146 of accounts payable, $11 and $13 of accrued liabilities, $10 each of current portion of debt, $10 and $6 of current operating lease liabilities, $28 and $35 of long-term debt, $21 and $20 of noncurrent operating lease liabilities and $45 and $46 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.”

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Trade sales, services and fees, net	$1,946	$2,042	$6,189	$5,418
Related party sales	65	55	184	140
Total revenues	2,011	2,097	6,373	5,558
Cost of goods sold	1,662	1,660	5,017	4,397
Gross profit	349	437	1,356	1,161
Operating expenses:
Selling, general and administrative	166	175	528	530
Research and development	31	35	97	102
Restructuring, impairment and plant closing costs (credits)	12	(1)	36	34
Gain on sale of India-based DIY business	—	—	—	(28)
Other operating expense (income), net	3	(3)	(8)	(13)
Total operating expenses	212	206	653	625
Operating income	137	231	703	536
Interest expense, net	(16)	(15)	(46)	(52)
Equity in income of investment in unconsolidated affiliates	21	34	55	118
Fair value adjustments to Venator investment, net	(7)	(3)	(9)	(28)
Loss on early extinguishment of debt	—	—	—	(27)
Other income, net	10	7	23	19
Income from continuing operations before income taxes	145	254	726	566
Income tax expense	(30)	(35)	(156)	(102)
Income from continuing operations	115	219	570	464
(Loss) income from discontinued operations, net of tax	(1)	6	30	36
Net income	114	225	600	500
Net income attributable to noncontrolling interests	(15)	(16)	(46)	(49)
Net income attributable to Huntsman International LLC	$99	$209	$554	$451

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$114	$225	$600	$500
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustment	(204)	(36)	(339)	(42)
Pension and other postretirement benefits adjustments	10	17	28	53
Other, net	—	—	(1)	—
Other comprehensive (loss) income, net of tax	(194)	(19)	(312)	11
Comprehensive (loss) income	(80)	206	288	511
Comprehensive loss (income) attributable to noncontrolling interests	(6)	(17)	(29)	(51)
Comprehensive (loss) income attributable to Huntsman International LLC	$(86)	$189	$259	$460

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2022	2,728	$3,732	$2,093	$(1,187)	$181	$4,819
Net income	—	—	226	—	17	243
Dividends paid to parent	—	—	(45)	—	—	(45)
Other comprehensive loss	—	—	—	(11)	(1)	(12)
Contribution from parent	—	9	—	—	—	9
Balance, March 31, 2022	2,728	3,741	2,274	(1,198)	197	5,014
Net income	—	—	229	—	14	243
Dividends paid to parent	—	—	(42)	—	—	(42)
Other comprehensive loss	—	—	—	(99)	(7)	(106)
Contribution from parent	—	10	—	—	—	10
Balance, June 30, 2022	2,728	3,751	2,461	(1,297)	204	5,119
Net income	—	—	99	—	15	114
Dividends paid to parent	—	—	(42)	—	—	(42)
Other comprehensive loss	—	—	—	(185)	(9)	(194)
Contribution from parent	—	5	—	—	—	5
Balance, September 30, 2022	2,728	$3,756	$2,518	$(1,482)	$210	$5,002

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2021	2,728	$3,701	$1,203	$(1,333)	$154	$3,725
Net income	—	—	85	—	17	102
Dividends paid to parent	—	—	(36)	—	—	(36)
Other comprehensive loss	—	—	—	(12)	—	(12)
Contribution from parent	—	8	—	—	—	8
Balance, March 31, 2021	2,728	3,709	1,252	(1,345)	171	3,787
Net income	—	—	157	—	16	173
Dividends paid to parent	—	—	(41)	—	—	(41)
Other comprehensive income	—	—	—	41	1	42
Contribution from parent	—	7	—	—	—	7
Dividends declared to noncontrolling interests	—	—	—	—	(30)	(30)
Balance, June 30, 2021	2,728	3,716	1,368	(1,304)	158	3,938
Net income	—	—	209	—	16	225
Dividends paid to parent	—	—	(41)	—	—	(41)
Other comprehensive loss	—	—	—	(20)	1	(19)
Contribution from parent	—	8	—	—	—	8
Balance, September 30, 2021	2,728	$3,724	$1,536	$(1,324)	$175	$4,111

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2022	2021
Operating Activities:
Net income	$600	$500
Less: Income from discontinued operations, net of tax	(30)	(36)
Income from continuing operations	570	464
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(55)	(118)
Unrealized net losses on fair value adjustments to Venator investment	9	28
Cash received from return on investment in unconsolidated subsidiary	61	31
Depreciation and amortization	207	205
Noncash lease expense	47	42
Gain on disposal of businesses/assets	—	(28)
Loss on early extinguishment of debt	—	27
Noncash restructuring and impairment charges	(1)	14
Deferred income taxes	81	(22)
Noncash compensation	24	22
Other, net	(15)	(8)
Changes in operating assets and liabilities:
Accounts and notes receivable	(60)	(335)
Inventories	(128)	(270)
Other current assets	356	28
Other noncurrent assets	(14)	(84)
Accounts payable	(113)	133
Accrued liabilities	(290)	82
Other noncurrent liabilities	(82)	(25)
Net cash provided by operating activities from continuing operations	597	186
Net cash provided by (used in) operating activities from discontinued operations	9	(20)
Net cash provided by operating activities	606	166

Investing Activities:
Capital expenditures	(186)	(241)
Cash received from sale of business	—	43
Acquisition of business, net of cash acquired	—	(245)
Increase in receivable from affiliate	(766)	(105)
Insurance proceeds for recovery of property damage	5	3
Other, net	5	10
Net cash used in investing activities from continuing operations	(942)	(535)
Net cash used in investing activities from discontinued operations	(12)	(9)
Net cash used in investing activities	(954)	(544)

Financing Activities:
Net borrowings on revolving loan facilities	—	8
Proceeds from issuance of long-term debt	—	427
Repayments of long-term debt	(8)	(965)
Debt issuance costs paid	—	(4)
Dividends paid to noncontrolling interests	—	(30)
Dividends paid to parent	(129)	(118)
Costs of early extinguishment of debt	—	(26)
Other, net	(2)	2
Net cash used in financing activities	(139)	(706)
Effect of exchange rate changes on cash	(37)	(2)
Decrease in cash and cash equivalents	(524)	(1,086)
Cash and cash equivalents at beginning of period	1,039	1,591
Cash and cash equivalents at end of period	$515	$505

Supplemental cash flow information:
Cash paid for interest	$41	$57
Cash paid for income taxes	171	83

For September 30, 2022 and 2021, the amount of capital expenditures in accounts payable was $27 million and $52 million, respectively. For the nine months ended September 30, 2021, the amount of cash paid for taxes in connection with the earnout provision achieved under the terms of the sales agreement of the India-based DIY business was $3 million. See “Note 4. Discontinued Operations and Business Dispositions—Sale of India-Based Do-It-Yourself Consumer Adhesives Business.”

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

Description of Businesses

We are a global manufacturer of differentiated organic chemical products. We operate in three segments: Polyurethanes, Performance Products and Advanced Materials. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, insulation, medical, packaging, coatings and construction, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride and epoxy-based polymer formulations.

On August 9, 2022, we entered into a definitive agreement to sell our textile chemicals and dyes business (“Textile Effects Business”) to Archroma, a portfolio company of SK Capital Partners (“Archroma”). Beginning in the third quarter of 2022, the results of our Textile Effects Business are reported as discontinued operations for all periods presented. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Textile Effects Business.” An insignificant impact on earnings from businesses previously divested is also reported in discontinued operations.

We operate our businesses through Huntsman International, our wholly-owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

Huntsman Corporation and Huntsman International Financial Statements

Except where otherwise indicated, these notes relate to the condensed consolidated financial statements for both our Company and Huntsman International. The differences between our financial statements and Huntsman International’s financial statements relate primarily to different capital structures and purchase accounting recorded at our Company for the 2003 step-acquisition of Huntsman International Holdings LLC, the former parent company of Huntsman International that was merged into Huntsman International in 2005.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. Intercompany accounts and transactions have been eliminated.

Reclassfications

Certain amounts in the condensed consolidated financial statements for prior periods have been recast for all periods presented to conform with the current presentation. These reclassifications were to present the assets and liabilities of our Textile Effects Business as held for sale and its results of operations as discontinued operations. See “— Recent Developments” below as well as “Note 4. Discontinued Operations and Business Dispositions—Sale of Textile Effects Business.”

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

Recent Developments

European Restructuring Program

In early November 2022, we announced our commitment and specific plans to further realign our cost structure beyond the current in-progress cost optimization programs with additional restructuring in Europe. The new program will include exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this program, we expect to record restructuring expenses of approximately $50 million through 2023.

Sale of Textile Effects Business

On August 9, 2022, we entered into a definitive agreement to sell our Textile Effects Business to Archroma for a total enterprise value of $718 million, which includes the assumption of approximately $125 million in net underfunded pension liabilities as of December 31, 2021. We anticipate the transaction will close no later than the first half of 2023. Beginning in the third quarter of 2022, the results of our Textile Effects Business are reported as discontinued operations for all periods presented. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Textile Effects Business.”

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no recently issued accounting pronouncements during the nine months ended September 30, 2022 that are applicable to us.

3. BUSINESS COMBINATIONS

Acquisition of gaBRIEL Performance Products

On January 15, 2021, we completed the acquisition of Gabriel Performance Products, a North American specialty chemical manufacturer of specialty additives and epoxy curing agents for the coatings, adhesives, sealants and composite end-markets (the “Gabriel Acquisition”), from funds affiliated with Audax Private Equity in an all-cash transaction of approximately $251 million. The purchase price was funded from available liquidity, and the acquired business has been integrated into our Advanced Materials segment. Transaction costs related to this acquisition were approximately $2 million for the nine months ended September 30, 2021 and were recorded in other operating income, net in our condensed consolidated statements of operations.

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

PRO FORMA INFORMATION FOR ACQUISITION

If the Gabriel Acquisition were to have occurred on January 1, 2021, the following estimated pro forma revenues from continuing operations, net income and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Nine months
ended
September 30, 2021
Revenues	$5,562
Net income	485
Net income attributable to Huntsman Corporation	436

Nine months
ended
September 30, 2021
Revenues	$5,562
Net income	488
Net income attributable to Huntsman International	439

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

SaLE of tEXTILE eFFECTS bUSINESS

On August 9, 2022, we entered into a definitive agreement to sell our Textile Effects Business to Archroma for a total enterprise value of $718 million, which includes the assumption of approximately $125 million in net underfunded pension liabilities as of December 31, 2021. We anticipate the transaction will close no later than the first half of 2023. Beginning in the third quarter of 2022, the results of our Textile Effects Business are reported as discontinued operations for all periods presented.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in our condensed consolidated balance sheets (dollars in millions):

	September 30,	December 31,
	2022	2021
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$138	$171
Inventories	173	163
Other current assets	12	12
Total current assets		346
Property, plant and equipment, net	120	133
Deferred income taxes	20	26
Operating lease right-of-use assets	16	22
Other noncurrent assets	4	1
Total noncurrent assets		182
Total assets held for sale(1)	$483	$528
Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$75	$94
Accrued liabilities	43	67
Current operating lease liabilities	2	2
Total current liabilities		163
Noncurrent operating lease liabilities	17	24
Other noncurrent liabilities	105	127
Total noncurrent liabilities		151
Total liabilities held for sale(1)	$242	$314

(1)	Total assets and liabilities held for sale as of September 30, 2022 are classified as current because it is probable that the sale of our Textile Effects Business will close within a year.

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income of discontinued operations, primarily related to our Textile Effects Business, as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Major line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$158	$188	$547	$588
Cost of goods sold	127	142	420	443
Other expense items, net	25	31	83	91
Income from discontinued operations before income taxes	6	15	44	54
Income tax expense	(7)	(9)	(14)	(18)
Net (loss) income attributable to discontinued operations	$(1)	$6	$30	$36

SALE OF INDIA-BASED DO-IT-YOURSELF CONSUMER ADHESIVES BUSINESS

On November 3, 2020, we completed the sale of the India-based DIY business to Pidilite Industries Ltd. and received cash of approximately $257 million. In the second quarter of 2021, we received the full payment of $28 million pursuant to an earnout provision based on the DIY business’s achievement of certain sales revenue targets in line with its 2019 performance. As a result, we recognized an additional pretax gain of $28 million in the second quarter of 2021, which was recorded in gain on sale of India-based DIY business in our condensed consolidated statements of operations.

SaLE of Venator InterEST

On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator Materials PLC (“Venator”). Concurrent with the sale of ordinary shares, we entered into an option agreement, pursuant to which we granted an option to funds advised by SK Capital Partners, LP to purchase the remaining approximate 9.7 million ordinary shares we hold in Venator at $2.15 per share. The option will expire on June 23, 2023 and will not be exercisable so long as such exercise would result in a default or an “Event of Default” under Venator’s Term Loan Credit Agreement and Revolving Credit Agreement. We record this option at fair value with changes in fair value reported in earnings. We account for our remaining ownership interest in Venator as an investment in equity securities that are marked to fair value with changes in fair value reported in earnings. For the three months ended September 30, 2022 and 2021, we recorded net losses of $7 million and $3 million, respectively, and for the nine months ended September 30, 2022 and 2021, we recorded net losses of $9 million and $28 million, respectively, to record our investment in Venator and related option at fair value. These net losses were recorded in “Fair value adjustments to Venator investment, net” in our condensed consolidated statements of operations.

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using average cost, last-in first-out (“LIFO”) and first-in first-out methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2022	2021
Raw materials and supplies	$263	$248
Work in progress	44	33
Finished goods	822	799
Total	1,129	1,080
LIFO reserves	(50)	(42)
Net inventories	$1,079	$1,038

For both  September 30, 2022 and December 31, 2021, approximately 8% of inventories were recorded using the LIFO cost method.

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

During the nine months ended September 30, 2022, there were no changes in our variable interest entities.

Creditors of these entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  September 30, 2022, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  September 30, 2022 and our consolidated balance sheet as of December 31, 2021 (dollars in millions):

	September 30,	December 31,
	2022	2021
Current assets	$92	$81
Property, plant and equipment, net	161	161
Operating lease right-of-use assets	30	26
Other noncurrent assets	138	148
Deferred income taxes	21	21
Total assets	$442	$437
Current liabilities	$157	$176
Long-term debt	28	35
Noncurrent operating lease liabilities	21	20
Other noncurrent liabilities	45	46
Total liabilities	$251	$277

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and nine months ended September 30, 2022 and 2021 are as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Income from continuing operations before income taxes	11	4	24	11
Net cash provided by operating activities	21	6	56	14

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  September 30, 2022 and December 31, 2021, accrued restructuring costs by type of cost and initiative consisted of the following (dollars in millions):

	Workforce reductions	Other restructuring costs	Total
Accrued liabilities as of January 1, 2022	$25	$1	$26
2022 charges for 2021 and prior initiatives	17	6	23
2022 charges for 2022 initiatives	14	—	14
2022 payments for 2021 and prior initiatives	(11)	(6)	(17)
2022 payments for 2022 initiatives	(3)	(1)	(4)
Accrued liabilities as of September 30, 2022	$42	$—	$42

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment and initiative are provided below (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2022	$9	$1	$5	$11	$26
2022 charges for 2021 and prior initiatives	7	—	1	15	23
2022 charges for 2022 initiatives	—	1	1	12	14
2022 payments for 2021 and prior initiatives	(7)	(1)	(1)	(8)	(17)
2022 payments for 2022 initiatives	—	—	—	(4)	(4)
Accrued liabilities as of September 30, 2022	$9	$1	$6	$26	$42

Current portion of restructuring reserves	$9	$1	$6	$23	$39
Long-term portion of restructuring reserves	—	—	—	3	3

Details with respect to cash and noncash restructuring charges from continuing operations for the three and nine months ended September 30, 2022 and 2021 are provided below (dollars in millions):

	Three months		Nine Months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash charges:
2022 (credits) charges for 2021 and prior initiatives	$(1)	$—	$23	$—
2022 charges for 2022 initiatives	14	—	14	—
2021 charges for 2020 and prior initiatives	—	—	—	18
2021 charges for 2021 initiatives	—	—	—	2
Noncash charges:
Gain on sale of assets	(2)	(3)	(2)	(3)
Accelerated depreciation	—	4	—	11
Other noncash charges (credits)	1	(2)	1	6
Total restructuring, impairment and plant closing costs (credits)	$12	$(1)	$36	$34

Restructuring Activities

Beginning in the third quarter of 2022, our Corporate function implemented restructuring programs to optimize our global approaches to leveraging managed services in various information technology functions and to align and optimize our environmental, health and safety processes and systems. In connection with these restructuring programs, we recorded net restructuring expense of approximately $12 million in the three months ended September 30, 2022, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $8 million through 2023.

Beginning in the first quarter of 2021, our Corporate function implemented a restructuring program to optimize our global approach to leveraging shared services capabilities. During the second quarter of 2022, this program was further expanded to include additional geographies. In connection with this restructuring program, we recorded net restructuring expense of approximately $15 million and $16 million in the nine months ended September 30, 2022 and 2021, respectively, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $5 million through 2023.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. During the second quarter of 2022, this optimization program was further expanded to include the entire Polyurethanes business. In connection with this restructuring program, we recorded net restructuring expense of approximately $7 million and $4 million in the nine months ended September 30, 2022 and 2021, respectively, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $9 million through the end of 2023.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with the CVC Thermoset Specialties Acquisition, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded net restructuring expense of approximately $1 million and $8 million in the nine months ended September 30, 2022 and 2021, respectively, primarily related to accelerated depreciation. We expect to record further restructuring expenses of approximately $9 million through the end of 2023.

8. DEBT

Our outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

	September 30,	December 31,
	2022	2021
Senior Credit Facilities:
Revolving facility	$—	$—
Amounts outstanding under A/R programs	—	—
Senior notes	1,423	1,473
Variable interest entities	38	45
Other	27	32
Total debt	$1,488	$1,550
Current portion of debt	$12	$12
Long-term portion of debt	1,476	1,538
Total debt	$1,488	$1,550

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  September 30, 2022 and December 31, 2021, the amount of debt issuance costs directly reducing the debt liability was $8 million and $10 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

The following table presents certain amounts under our 2022 Revolving Credit Facility as of  September 30, 2022 (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance		Carrying
Facility	amount	outstanding		costs		value		Interest rate(2)	Maturity
2022 Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	Term Secured Overnight Financing Rate (“SOFR”) plus 1.475%	May 2027

(1)	On September 30, 2022, we had an additional $11 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.

(2)

Interest rates on borrowings under the 2022 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate for U.S. dollar borrowings as of September 30, 2022 was 1.475% above term SOFR.

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

Information regarding our A/R Programs as of September 30, 2022 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	July 2024	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	July 2024	€100	€—		Applicable rate plus 1.30%
		(or approximately $96)

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

(3)	As of September 30, 2022, we had approximately $8 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of September 30, 2022 and December 31, 2021, $348 million and $324 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

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

Variable Interest Entity Debt

On September 30, 2021, AAC, our consolidated 50%-owned joint venture, entered into a new term loan facility of 177 million Saudi riyal (“SAR”) (approximately $47 million) with Saudi British Bank, of which approximately 104 million SAR (approximately $27 million) was funded with the remainder being funded subsequent to September 30, 2021. A portion of these funds were used to repay existing debt subsequent to September 30, 2021. As of  September 30, 2022, AAC, our consolidated 50%-owned joint venture, had $38 million outstanding under its loan commitments and debt financing arrangements. As of September 30, 2022, we have $10 million classified as current debt and $28 million as long-term debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2022, we had approximately $225 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts related to continuing operations.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2022, we have designated approximately €175 million (approximately $168 million) of euro-denominated debt as a hedge of our net investment. For the nine months ended September 30, 2022 and 2021, the amounts recognized on the hedge of our net investment were a loss of $29 million and a gain of $7 million, respectively, and were recorded in other comprehensive (loss) income in our condensed consolidated statements of comprehensive income.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$15	$15	$25	$25
Investment in Venator	9	9	25	25
Option agreement for remaining Venator shares	—	—	(7)	(7)
Long-term debt (including current portion)	(1,488)	(1,304)	(1,550)	(1,698)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Our investment in Venator is marked to fair value, which is obtained through market observable pricing using prevailing market prices (Level 1). Additionally, the estimated fair value of the option agreement related to the remaining ordinary shares we hold in Venator, which rounds to nil as of September 30, 2022, is based on a valuation technique using market observable inputs (Level 2). See “Note 4. Discontinued Operations and Business Dispositions—Sale of Venator Interest.” The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded in an active market (Level 1). The fair value estimates presented herein are based on pertinent information available to management as of  September 30, 2022 and December 31, 2021. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2022, and current estimates of fair value may differ significantly from the amounts presented herein.

During the nine months ended September 30, 2022, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended September 30, 2022 and 2021 (dollars in millions):

		Performance	Advanced	Corporate and
2022	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$547	$216	$104	$(3)	$864
Europe	280	90	114	(3)	481
Asia Pacific	335	97	82	(1)	513
Rest of world	95	31	28	(1)	153
	$1,257	$434	$328	$(8)	$2,011

Major product groupings
MDI urethanes	$1,257				$1,257
Differentiated		$434			434
Specialty			$306		306
Non-specialty			22		22
Eliminations				$(8)	(8)
	$1,257	$434	$328	$(8)	$2,011

		Performance	Advanced	Corporate and
2021	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$537	$183	$90	$(6)	$804
Europe	377	106	108	(3)	588
Asia Pacific	379	88	78	(1)	544
Rest of world	110	22	28	1	161
	$1,403	$399	$304	$(9)	$2,097

Major product groupings
MDI urethanes	$1,403				$1,403
Differentiated		$399			399
Specialty			$276		276
Non-specialty			28		28
Eliminations				$(9)	(9)
	$1,403	$399	$304	$(9)	$2,097

(1)	Geographic information for revenues is based upon countries into which product is sold.

The following tables disaggregate our revenue from continuing operations by major source for the nine months ended September 30, 2022 and 2021 (dollars in millions):

		Performance	Advanced	Corporate and
2022	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$1,678	$644	$320	$(10)	$2,632
Europe	983	327	365	(11)	1,664
Asia Pacific	1,027	341	227	(4)	1,591
Rest of world	308	94	87	(3)	486
	$3,996	$1,406	$999	$(28)	$6,373

Major product groupings
MDI urethanes	$3,996				$3,996
Differentiated		$1,406			1,406
Specialty			$921		921
Non-specialty			78		78
Eliminations				$(28)	(28)
	$3,996	$1,406	$999	$(28)	$6,373

		Performance	Advanced	Corporate and
2021	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$1,338	$460	$262	$(15)	$2,045
Europe	949	283	317	(8)	1,541
Asia Pacific	1,055	276	223	(1)	1,553
Rest of world	284	56	79	—	419
	$3,626	$1,075	$881	$(24)	$5,558

Major product groupings
MDI urethanes	$3,626				$3,626
Differentiated		$1,075			1,075
Specialty			$795		795
Non-specialty			86		86
Eliminations				$(24)	(24)
	$3,626	$1,075	$881	$(24)	$5,558

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit (credit) cost from continuing operations for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in millions):

Huntsman Corporation

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$11	$12	$1	$1
Interest cost	13	13	—	—
Expected return on assets	(37)	(39)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(1)
Amortization of actuarial loss	12	20	—	—
Net periodic benefit (credit) cost	$(3)	$4	$—	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$34	$38	$1	$1
Interest cost	41	36	1	1
Expected return on assets	(113)	(115)	—	—
Amortization of prior service benefit	(4)	(4)	(3)	(3)
Amortization of actuarial loss	36	60	1	1
Settlement loss	—	3	—	—
Net periodic benefit (credit) cost	$(6)	$18	$—	$—

Huntsman International

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$11	$12	$1	$1
Interest cost	13	13	—	—
Expected return on assets	(37)	(39)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(1)
Amortization of actuarial loss	12	21	—	—
Net periodic benefit (credit) cost	$(3)	$5	$—	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$34	$38	$1	$1
Interest cost	41	36	1	1
Expected return on assets	(113)	(115)	—	—
Amortization of prior service benefit	(4)	(4)	(3)	(3)
Amortization of actuarial loss	36	62	1	1
Settlement loss	—	3	—	—
Net periodic benefit (credit) cost	$(6)	$20	$—	$—

During the nine months ended September 30, 2022 and 2021, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $35 million and $41 million, respectively. During the remainder of 2022, we expect to contribute an additional amount of approximately $10 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. In conjunction with the inception of this plan, we retired our prior share repurchase program. On March 25, 2022, our Board of Directors increased the authorization of our existing share repurchase program from $1 billion to $2 billion. During the nine months ended September 30, 2022, we repurchased 22,853,686 shares of our common stock for approximately $752 million, excluding commissions, under this share repurchase program. From October 1, 2022 through October 25, 2022, we repurchased an additional 1,539,537 shares of our common stock for approximately $40 million, excluding commissions.

Dividends on Common Stock

During the quarters ended September 30, 2022 and  September 30, 2021, we declared dividends of $41 million and $42 million, respectively, or $0.2125 and $0.1875 per share, respectively, to common stockholders. During the quarters ended June 30, 2022 and 2021, we declared dividends of $44 million and $41 million, respectively, or $0.2125 and $0.1875 per share, respectively, to common stockholders. During the quarters ended and March 31, 2022 and March 31, 2021, we declared dividends of $45 million and $36 million, respectively, or $0.2125 and $0.1625 per share, respectively, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2022	$(420)	$(810)	$8	$6	$(1,216)	$13	$(1,203)
Other comprehensive loss before reclassifications, gross	(338)	—	—	(1)	(339)	17	(322)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	36	—	—	36	—	36
Tax expense	—	(8)	—	—	(8)	—	(8)
Net current-period other comprehensive (loss) income	(338)	28	—	(1)	(311)	17	(294)
Ending balance, September 30, 2022	$(758)	$(782)	$8	$5	$(1,527)	$30	$(1,497)

(a)	Amounts are net of tax of $56 million as of both September 30, 2022 and January 1, 2022, respectively.

(b)	Amounts are net of tax of $73 million and $81 million as of September 30, 2022 and January 1, 2022, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2021	$(328)	$(1,050)	$8	$4	$(1,366)	$20	$(1,346)
Other comprehensive loss before reclassifications, gross	(42)	—	—	—	(42)	(2)	(44)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	65	—	—	65	—	65
Tax expense	—	(13)	—	—	(13)	—	(13)
Net current-period other comprehensive (loss) income	(42)	52	—	—	10	(2)	8
Ending balance, September 30, 2021	$(370)	$(998)	$8	$4	$(1,356)	$18	$(1,338)

(a)	Amounts are net of tax of $56 million for both September 30, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $139 million and $153 million as of September 30, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended September 30,
	2022	2021
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)(c)	Other income, net
Actuarial loss	15	23	(b)(c)	Other income, net
	12	20		Total before tax
	(2)	(3)		Income tax expense
Total reclassifications for the period	$10	$17		Net of tax

	Nine Months Ended September 30,
	2022	2021
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(8)	$(8)	(b)(c)	Other income, net
Settlement loss	—	3	(b)	Other income, net
Actuarial loss	44	70	(b)(c)	Other income, net
	36	65		Total before tax
	(8)	(13)		Income tax expense
Total reclassifications for the period	$28	$52		Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)

Amounts include approximately $3 million and $4 million of actuarial losses and prior service credits related to discontinued operations for the three months ended September 30, 2022 and 2021, respectively. Amounts contain approximately $8 million and $12 million of actuarial losses and prior service credits related to discontinued operations for the nine months ended  September 30, 2022 and 2021, respectively.

Huntsman International

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2022	$(424)	$(786)	$8	$2	$(1,200)	$13	$(1,187)
Other comprehensive loss before reclassifications, gross	(339)	—	—	(1)	(340)	17	(323)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	36	—	—	36	—	36
Tax expense	—	(8)	—	—	(8)	—	(8)
Net current-period other comprehensive (loss) income	(339)	28	—	(1)	(312)	17	(295)
Ending balance, September 30, 2022	$(763)	$(758)	$8	$1	$(1,512)	$30	$(1,482)

(a)	Amounts are net of tax of $43 million as of September 30, 2022 and January 1, 2022, respectively.

(b)	Amounts are net of tax of $97 million and $105 million as of September 30, 2022 and January 1, 2022, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2021	$(333)	$(1,028)	$8	$—	$(1,353)	$20	$(1,333)
Other comprehensive loss before reclassifications, gross	(42)	—	—	—	(42)	(2)	(44)
Tax expense	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	67	—	—	67	—	67
Tax expense	—	(14)	—	—	(14)	—	(14)
Net current-period other comprehensive (loss) income	(42)	53	—	—	11	(2)	9
Ending balance, September 30, 2021	$(375)	$(975)	$8	$—	$(1,342)	$18	$(1,324)

(a)	Amounts are net of tax of $43 million as of both September 30, 2021 and January 1, 2021.

(b)	Amounts are net of tax of $164 million and $178 million as of September 30, 2021 and January 1, 2021, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended September 30,
	2022	2021
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)(c)	Other income, net
Actuarial loss	15	24	(b)(c)	Other income, net
	12	21		Total before tax
	(2)	(4)		Income tax expense
Total reclassifications for the period	$10	$17		Net of tax

	Nine Months Ended September 30,
	2022	2021
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(8)	$(8)	(b)(c)	Other income, net
Settlement loss	—	3	(b)	Other income, net
Actuarial loss	44	72	(b)(c)	Other income, net
	36	67		Total before tax
	(8)	(14)		Income tax expense
Total reclassifications for the period	$28	$53		Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(c)	Amounts include approximately $3 million and $4 million of actuarial losses and prior service credits related to discontinued operations for the three months ended September 30, 2022 and 2021, respectively. Amounts contain approximately $8 million and $12 million of actuarial losses related to discontinued operations for the nine months ended September 30, 2022 and 2021, respectively.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

On April 29, 2022, a New Orleans jury awarded us approximately $94 million in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to properly maintain its own Geismar facility and then repeatedly failed to supply our requirements for industrial gas needed to manufacture MDI under long-term supply contracts that expired in 2013. After the court applies the appropriate amount of interest, we expect that total damages awarded to us will exceed $125 million. The award is subject to appeal, and as such, we have not yet recognized the award in our condensed consolidated statements of operations and the timing of the resolution of this matter is unknown.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2022 and 2021, our capital expenditures from continuing operations for EHS matters totaled $27 million and $21 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $4 million and $5 million for environmental liabilities for  September 30, 2022 and December 31, 2021, respectively. Of these amounts, $1 million was classified as accrued liabilities in our condensed consolidated balance sheets for both  September 30, 2022 and December 31, 2021, and $3 million and $4 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets for September 30, 2022 and December 31, 2021, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

As of September 30, 2022, we had approximately 6 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period or in total at the end of a three-year period. Certain performance share unit awards vest in total at the end of a two-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Huntsman Corporation compensation cost	$6	$8	$26	$23
Huntsman International compensation cost	6	8	24	22

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $7 million and $2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

	Nine months
	ended
	September 30,
	2022(1)	2021(2)
Dividend yield	NA	2.3%
Expected volatility	NA	53.3%
Risk-free interest rate	NA	0.7%
Expected life of stock options granted during the period (in years)	NA	5.9

(1)	During the nine months ended September 30, 2022, no stock options were granted.
(2)	During the nine months ended September 30, 2021, stock options were only granted during the first quarter.

A summary of stock option activity under the stock-based compensation plans as of September 30, 2022 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2022	4,054	$21.62
Granted	—	—
Exercised	(597)	19.63
Forfeited	(31)	25.61
Outstanding at September 30, 2022	3,426	21.93	5.0	$13
Exercisable at September 30, 2022	3,016	21.58	4.6	12

As of September 30, 2022, there was approximately $2 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was approximately $12 million and $8 million, respectively. Cash received from stock options exercised during both of the nine months ended September 30, 2022 and 2021 was approximately $6 million. The cash tax benefit from stock options exercised during both of the nine months ended September 30, 2022 and 2021 was approximately $2 million.

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

We grant two types of performance share unit awards. For one type of performance share unit award, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2022 and 2021, the weighted-average expected volatility rate was 43.5% and 44.9%, respectively, and the weighted average risk-free interest rate was 1.67% and 0.2%, respectively. For the performance share unit awards granted during the nine months ended September 30, 2022 and 2021, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

During the first quarter of 2022, we began issuing a second type of performance award, which also includes a market condition. The performance criteria are our corporate free cash flow achieved relative to targets set by management, modified for the total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the two-year performance period. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended  September 30, 2022, the weighted-average expected volatility rate was 37.9% and the weighted average risk-free interest rate was 1.43%. For the performance share unit awards granted during the nine months ended  September 30, 2022, the number of shares earned varies based upon the Company achieving certain performance criteria over a two-year performance period.

A summary of the status of our nonvested shares as of September 30, 2022 and changes during the nine months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2022	2,178		$25.07	367	$24.91
Granted	716		48.00	102	41.04
Vested	(1,056)	(1)(2)	23.12	(188)	24.00
Forfeited	(30)		31.61	(17)	28.35
Nonvested at September 30, 2022	1,808		35.18	264	31.57

(1)

As of September 30, 2022, a total of 106,285 restricted stock units were vested but not yet issued, of which 7,066 vested during the nine months ended September 30, 2022. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 193,623 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2021. During the nine months ended September 30, 2022, an additional 96,814 performance share unit awards with a grant date fair value of $29.68 were issued due to the target performance criteria being exceeded.

As of September 30, 2022, there was approximately $39 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The value of share awards that vested during the nine months ended September 30, 2022 and 2021 was approximately $32 million and $18 million, respectively.

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

During the nine months ended September 30, 2022 and 2021, there was no tax benefit or expense recognized in connection with the net losses of $9 million and $28 million, respectively, on fair value adjustments to our Venator investment and related option to sell our remaining Venator shares recorded as part of non-operating income from continuing operations. Through December 31, 2021, we have recognized the portion of our Venator investment tax basis in excess of book that we ultimately expect to be able to utilize; no incremental tax benefit has been recognized on the year-to-date fair value losses incurred in 2021 or 2022. As a significant, unusual and non-operating item, these amounts were treated discretely and excluded from the annual effective tax rate calculation for interim reporting.

Huntsman Corporation

We recorded income tax expense from continuing operations of $155 million and $101 million for the nine months ended September 30, 2022 and 2021, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $156 million and $102 million for the nine months ended September 30, 2022 and 2021, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Income from continuing operations attributable to Huntsman Corporation	$101	$203	$521	$412
Net income attributable to Huntsman Corporation	$100	$209	$551	$448

Denominator:
Weighted average shares outstanding	197.7	219.4	205.2	220.2
Dilutive shares:
Stock-based awards	1.5	1.9	2.0	2.0
Total weighted average shares outstanding, including dilutive shares	199.2	221.3	207.2	222.2

Additional stock-based awards of approximately 1.3 million and 1.0 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2022 and 2021, respectively, and approximately 0.9 million and 1.5 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2022 and 2021, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive.

20. OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of differentiated and commodity chemical products. We have three operating segments, which are also our reportable segments: Polyurethanes, Performance Products and Advanced Materials. We have organized our business and derived our operating segments around differences in product lines. Beginning in the third quarter of 2022, the results of our Textile Effects Business are reported as discontinued operations in our condensed consolidated financial statements for all periods presented. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Textile Effects Business.”

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

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Polyurethanes	$1,257	$1,403	$3,996	$3,626
Performance Products	434	399	1,406	1,075
Advanced Materials	328	304	999	881
Total reportable segments’ revenue	2,019	2,106	6,401	5,582
Intersegment eliminations	(8)	(9)	(28)	(24)
Total	$2,011	$2,097	$6,373	$5,558

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$138	$246	$591	$661
Performance Products	110	103	408	254
Advanced Materials	58	48	192	150
Total reportable segments’ adjusted EBITDA	306	397	1,191	1,065

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(16)	(15)	(46)	(52)
Depreciation and amortization—continuing operations	(72)	(68)	(207)	(205)
Corporate and other costs, net(2)	(35)	(48)	(123)	(146)
Net income attributable to noncontrolling interests	15	16	46	49
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(1)	(5)	(11)	(19)
Fair value adjustments to Venator investment, net	(7)	(3)	(9)	(28)
Loss on early extinguishment of debt	—	—	—	(27)
Certain legal and other settlements and related expenses	(1)	—	(15)	(10)
Costs associated with the Albemarle Settlement, net	(1)	—	(3)	—
(Loss) gain on sale of business/assets	(16)	—	(27)	30
Income from transition services arrangements	—	2	2	6
Certain nonrecurring information technology project implementation costs	(1)	(2)	(4)	(6)
Amortization of pension and postretirement actuarial losses	(10)	(19)	(32)	(56)
Plant incident remediation (costs) credits	(1)	(2)	4	(3)
Restructuring, impairment and plant closing and transition costs(3)	(14)	—	(44)	(36)
Income from continuing operations before income taxes	146	253	722	562

Income tax expense—continuing operations	(30)	(34)	(155)	(101)
(Loss) income from discontinued operations	(1)	6	30	36
Net income	$115	$225	$597	$497

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2022	2021	2022	2021
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$138	$246	$591	$661
Performance Products	110	103	408	254
Advanced Materials	58	48	192	150
Total reportable segments’ adjusted EBITDA	306	397	1,191	1,065

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(16)	(15)	(46)	(52)
Depreciation and amortization—continuing operations	(72)	(68)	(207)	(205)
Corporate and other costs, net(2)	(36)	(47)	(119)	(140)
Net income attributable to noncontrolling interests	15	16	46	49
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(1)	(5)	(11)	(19)
Fair value adjustments to Venator investment, net	(7)	(3)	(9)	(28)
Loss on early extinguishment of debt	—	—	—	(27)
Certain legal and other settlements and related expenses	(1)	—	(15)	(10)
Costs associated with the Albemarle Settlement, net	(1)	—	(3)	—
(Loss) gain on sale of business/assets	(16)	—	(27)	30
Income from transition services arrangements	—	2	2	6
Certain nonrecurring information technology project implementation costs	(1)	(2)	(4)	(6)
Amortization of pension and postretirement actuarial losses	(10)	(19)	(32)	(58)
Plant incident remediation (costs) credits	(1)	(2)	4	(3)
Restructuring, impairment and plant closing and transition costs(3)	(14)	—	(44)	(36)
Income from continuing operations before income taxes	145	254	726	566

Income tax expense—continuing operations	(30)	(35)	(156)	(102)
(Loss) income from discontinued operations	(1)	6	30	36
Net income	$114	$225	$600	$500

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in three segments: Polyurethanes, Performance Products and Advanced Materials. Our products comprise a broad range of chemicals and formulations, which we market globally to a diversified group of consumer and industrial customers. Our products are used in a wide range of applications, including those in the adhesives, aerospace, automotive, construction products, durable and non-durable consumer products, electronics, insulation, medical, packaging, coatings and construction, power generation, refining and synthetic fiber industries. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride and epoxy-based polymer formulations. Our revenues from continuing operations for the three months ended September 30, 2022 and 2021 were $2,011 million and $2,097 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $6,373 million and $5,558 million, respectively.

Recent Developments

European Restructuring Program

In early November 2022, we announced our commitment and specific plans to further realign our cost structure beyond the current in-progress cost optimization programs with additional restructuring in Europe. The new program will include exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this program, we expect to record restructuring expenses of approximately $50 million through 2023.

Sale of Textile Effects Business

On August 9, 2022, we entered into a definitive agreement to sell our Textile Effects Business to Archroma for a total enterprise value of $718 million, which includes the assumption of approximately $125 million in net underfunded pension liabilities as of December 31, 2021. We anticipate the transaction will close no later than the first half of 2023. Beginning in the third quarter of 2022, the results of our Textile Effects Business are reported as discontinued operations for all periods presented. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Textile Effects Business” to our condensed consolidated financial statements.

Outlook

We expect the following factors to impact our operating segments:

Polyurethanes:

●	Fourth quarter 2022 adjusted EBITDA estimated to be between $55 million and $85 million
●	European profitability negatively driven by high energy prices and declining demand
●	Americas end markets weaker, particularly in construction
●	Modest increase in automotive market sales volumes year-over-year
●	Lower production rates to reduce inventory and match lower demand

Performance Products:

●	Fourth quarter 2022 adjusted EBITDA estimated to be between $60 million and $80 million
●	Lower sales volumes year-over-year, primarily in Europe and in construction markets
●	Adjusted EBITDA margin expected to be within 20% to 25%

Advanced Materials:

●	Fourth quarter 2022 adjusted EBITDA estimated to be between $40 million and $45 million
●	Automotive and aerospace markets remain stable
●	Demand headwinds in industrial markets

In the third quarter of 2022, both our effective tax rate and our adjusted effective tax rate were 21%. For 2022, our adjusted effective tax rate is expected to be approximately 22% to 24%. For further information, see “—Non-GAAP Financial Measures” and “Note 18. Income Taxes” to our condensed consolidated financial statements.

Refer to “Forward-Looking Statements” for a discussion of our use of forward-looking statements in this Quarterly Report on Form 10-Q.

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations from continuing operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2022	2021	change	2022	2021	change
Revenues	$2,011	$2,097	(4)%	$6,373	$5,558	15%
Cost of goods sold	1,662	1,660	—	5,017	4,397	14%
Gross profit	349	437	(20)%	1,356	1,161	17%
Operating expenses, net	199	208	(4)%	621	597	4%
Restructuring, impairment and plant closing costs (credits)	12	(1)	NM	36	34	6%
Operating income	138	230	(40)%	699	530	32%
Interest expense, net	(16)	(15)	7%	(46)	(52)	(12)%
Equity in income of investment in unconsolidated affiliates	21	34	(38)%	55	118	(53)%
Fair value adjustments to Venator investment, net	(7)	(3)	133%	(9)	(28)	(68)%
Loss on early extinguishment of debt	—	—	—	—	(27)	(100)%
Other income, net	10	7	43%	23	21	10%
Income from continuing operations before income taxes	146	253	(42)%	722	562	28%
Income tax expense	(30)	(34)	(12)%	(155)	(101)	53%
Income from continuing operations	116	219	(47)%	567	461	23%
(Loss) income from discontinued operations, net of tax	(1)	6	NM	30	36	(17)%
Net income	115	225	(49)%	597	497	20%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(15)	(16)	(6)%	(46)	(49)	(6)%
Interest expense, net from continuing operations	16	15	7%	46	52	(12)%
Income tax expense from continuing operations	30	34	(12)%	155	101	53%
Income tax expense from discontinued operations	7	9	(22)%	14	18	(22)%
Depreciation and amortization from continuing operations	72	68	6%	207	205	1%
Depreciation and amortization from discontinued operations	3	4	(25)%	11	14	(21)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	1	5		11	19
EBITDA from discontinued operations	(9)	(19)		(55)	(68)
Fair value adjustments to Venator investment, net	7	3		9	28
Loss on early extinguishment of debt	—	—		—	27
Certain legal and other settlements and related expenses	1	—		15	10
Costs associated with the Albemarle Settlement, net	1	—		3	—
Loss (gain) on sale of business/assets	16	—		27	(30)
Income from transition services arrangements	—	(2)		(2)	(6)
Certain nonrecurring information technology project implementation costs	1	2		4	6
Amortization of pension and postretirement actuarial losses	10	19		32	56
Plant incident remediation costs (credits)	1	2		(4)	3
Restructuring, impairment and plant closing and transition costs(2)	14	—		44	36
Adjusted EBITDA(1)	$271	$349	(22)%	$1,068	$919	16%

Net cash provided by operating activities from continuing operations				$595	$182	227%
Net cash used in investing activities from continuing operations				(176)	(430)	(59)%
Net cash used in financing activities				(905)	(809)	12%
Capital expenditures from continuing operations				(186)	(241)	(23)%

Huntsman International

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2022	2021	change	2022	2021	change
Revenues	$2,011	$2,097	(4)%	$6,373	$5,558	15%
Cost of goods sold	1,662	1,660	—	5,017	4,397	14%
Gross profit	349	437	(20)%	1,356	1,161	17%
Operating expenses, net	200	207	(3)%	617	591	4%
Restructuring, impairment and plant closing costs (credits)	12	(1)	NM	36	34	6%
Operating income	137	231	(41)%	703	536	31%
Interest expense, net	(16)	(15)	7%	(46)	(52)	(12)%
Equity in income of investment in unconsolidated affiliates	21	34	(38)%	55	118	(53)%
Fair value adjustments to Venator investment, net	(7)	(3)	133%	(9)	(28)	(68)%
Loss on early extinguishment of debt	—	—	—	—	(27)	(100)%
Other income, net	10	7	43%	23	19	21%
Income from continuing operations before income taxes	145	254	(43)%	726	566	28%
Income tax expense	(30)	(35)	(14)%	(156)	(102)	53%
Income from continuing operations	115	219	(47)%	570	464	23%
(Loss) income from discontinued operations, net of tax	(1)	6	NM	30	36	(17)%
Net income	114	225	(49)%	600	500	20%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(15)	(16)	(6)%	(46)	(49)	(6)%
Interest expense, net from continuing operations	16	15	7%	46	52	(12)%
Income tax expense from continuing operations	30	35	(14)%	156	102	53%
Income tax expense from discontinued operations	7	9	(22)%	14	18	(22)%
Depreciation and amortization from continuing operations	72	68	6%	207	205	1%
Depreciation and amortization from discontinued operations	3	4	(25)%	11	14	(21)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	1	5		11	19
EBITDA from discontinued operations	(9)	(19)		(55)	(68)
Fair value adjustments to Venator investment, net	7	3		9	28
Loss on early extinguishment of debt	—	—		—	27
Certain legal and other settlements and related expenses	1	—		15	10
Costs associated with the Albemarle Settlement, net	1	—		3	—
Loss (gain) on sale of business/assets	16	—		27	(30)
Income from transition services arrangements	—	(2)		(2)	(6)
Certain nonrecurring information technology project implementation costs	1	2		4	6
Amortization of pension and postretirement actuarial losses	10	19		32	58
Plant incident remediation costs (credits)	1	2		(4)	3
Restructuring, impairment and plant closing and transition costs(2)	14	—		44	36
Adjusted EBITDA(1)	$270	$350	(23)%	$1,072	$925	16%

Net cash provided by operating activities from continuing operations				$597	$186	221%
Net cash used in investing activities from continuing operations				(942)	(535)	76%
Net cash used in financing activities				(139)	(706)	(80)%
Capital expenditures from continuing operations				(186)	(241)	(23)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	September 30, 2022			September 30, 2021
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$115			$225
Net income attributable to noncontrolling interests			(15)			(16)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$1	$(1)	—	$5	$(2)	3
(Income) loss from discontinued operations(4)	(9)	10	1	(19)	13	(6)
Fair value adjustments to Venator investment, net	7	—	7	3	—	3
Certain legal and other settlements and related expenses	1	(1)	—	—	—	—
Costs associated with the Albemarle Settlement, net	1	(1)	—	—	—	—
Loss on sale of businesses/assets	16	(4)	12	—	—	—
Income from transition services arrangements	—	—	—	(2)	—	(2)
Certain nonrecurring information technology project implementation costs	1	—	1	2	—	2
Amortization of pension and postretirement actuarial losses	10	(2)	8	19	(4)	15
Plant incident remediation costs	1	—	1	2	—	2
Restructuring, impairment and plant closing and transition costs(2)	14	(3)	11	—	—	—
Adjusted net income(1)			$141			$226

Weighted average shares-basic			197.7			219.4
Weighted average shares-diluted			199.2			221.3

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.52			$0.93
Income from discontinued operations			(0.01)			0.02
Net income			$0.51			$0.95

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.51			$0.92
Income from discontinued operations			(0.01)			0.02
Net income			$0.50			$0.94

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$0.71			$1.02

	Nine months			Nine months
	ended			ended
	September 30, 2022			September 30, 2021
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net income to adjusted net income
Net income			$597			$497
Net income attributable to noncontrolling interests			(46)			(49)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$11	$(3)	8	$19	$(4)	15
Income from discontinued operations(4)	(55)	25	(30)	(68)	32	(36)
Fair value adjustments to Venator investment, net	9	—	9	28	—	28
Loss on early extinguishment of debt	—	—	—	27	(6)	21
Certain legal and other settlements and related expenses	15	(4)	11	10	(3)	7
Costs associated with the Albemarle Settlement, net	3	(1)	2	—	—	—
Loss (gain) on sale of businesses/assets	27	(6)	21	(30)	4	(26)
Income from transition services arrangements	(2)	—	(2)	(6)	1	(5)
Certain nonrecurring information technology project implementation costs	4	(1)	3	6	(1)	5
Amortization of pension and postretirement actuarial losses	32	(7)	25	56	(13)	43
Plant incident remediation (credits) costs	(4)	1	(3)	3	—	3
Restructuring, impairment and plant closing and transition costs(2)	44	(11)	33	36	(8)	28
Adjusted net income(1)			$628			$531

Weighted average shares-basic			205.2			220.2
Weighted average shares-diluted			207.2			222.2

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$2.54			$1.87
Income from discontinued operations			0.15			0.16
Net income			$2.69			$2.03

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$2.52			$1.86
Income from discontinued operations			0.14			0.16
Net income			$2.66			$2.02

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$3.03			$2.39

Net cash provided by operating activities from continuing operations			$595			$182
Capital expenditures from continuing operations			(186)			(241)
Free cash flow from continuing operations(1)			$409			$(59)

Effective tax rate			21%			18%
Impact of non-GAAP adjustments(5)			1%			—
Adjusted effective tax rate(1)			22%			18%

Other cash flow measures:
Taxes paid on sale of business(6)			$—			$(3)
Cash received from the Albemarle Settlement, net(7)			78			—

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”

(2)	Includes costs associated with transition activities related primarily to our Corporate program to optimize our global approach to leverage shared services capabilities.

(3)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.

(4)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(5)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net income to adjusted net income noted above.

(6)	Represents the taxes paid in the second quarter of 2021 in connection with the earnout provision achieved under the terms of the sales agreement of the India-based DIY business. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of India-Based Do-It-Yourself Consumer Adhesives Business” to our condensed consolidated financial statements.

(7)	Represents cash received of $332.5 million, net of legal fees and cash taxes paid of approximately $255 million.

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

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Textile Effects Business” to our condensed consolidated financial statements, the results from continuing operations primarily exclude the results of our Textile Effects Business for all periods presented. For the three months ended September 30, 2022, income from continuing operations attributable to Huntsman Corporation was $101 million, a decrease of $102 million from $203 million in the 2021 period. For the three months ended September 30, 2022, income from continuing operations attributable to Huntsman International was $100 million, a decrease of $103 million from $203 million in the 2021 period. The decreases noted above were the result of the following items:

●

Revenues for the three months ended September 30, 2022 decreased by $86 million, or 4%, as compared with the 2021 period. The decrease was primarily due to lower sales volumes in all our segments, partially offset by higher average selling prices in all our segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended September 30, 2022 decreased by $88 million, or 20%, as compared with the 2021 period. The decrease resulted primarily from lower gross profits in our Polyurethanes segment. See “—Segment Analysis” below.

●	Our operating expenses, net and the operating expenses, net of Huntsman International for the three months ended September 30, 2022 decreased by $9 million and $7 million, respectively, or 4% and 3%, respectively, as compared with the 2021 period, primarily related to a decrease in selling, general and administrative expenses.

●

Restructuring, impairment and plant closing costs were $12 million for the three months ended September 30, 2022 as compared with a credit of $1 million in the 2021 period. For further information, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Equity in income of investment in unconsolidated affiliates for the three months ended September 30, 2022 decreased to $21 million from $34 million in the 2021 period, primarily related to a decrease in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

Fair value adjustments to our investment in Venator and the related option to sell our remaining Venator shares, net was a net loss of $7 million for the three months ended September 30, 2022 as compared with a net loss of $3 million in the 2021 period. For further information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Venator Interest” to our condensed consolidated financial statements.

●

Our income tax expense for the three months ended September 30, 2022 decreased to $30 million from $34 million in the 2021 period. The income tax expense of Huntsman International for the three months ended September 30, 2022 decreased to $30 million from $35 million in the 2021 period. The decrease in income tax expense was primarily due to the decrease in pretax income, exclusive of the fair value adjustments to our investment in Venator. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Three months		Percent
	ended		change
	September 30,		favorable
(Dollars in millions)	2022	2021	(unfavorable)
Revenues
Polyurethanes	$1,257	$1,403	(10)%
Performance Products	434	399	9%
Advanced Materials	328	304	8%
Total reportable segments’ revenue	2,019	2,106	(4)%
Intersegment eliminations	(8)	(9)	NM
Total	$2,011	$2,097	(4)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$138	$246	(44)%
Performance Products	110	103	7%
Advanced Materials	58	48	21%
Total reportable segments’ adjusted EBITDA	306	397	(23)%
Corporate and other	(35)	(48)	27%
Total	$271	$349	(22)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$138	$246	(44)%
Performance Products	110	103	7%
Advanced Materials	58	48	21%
Total reportable segments’ adjusted EBITDA	306	397	(23)%
Corporate and other	(36)	(47)	23%
Total	$270	$350	(23)%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended September 30, 2022 vs 2021
	Average selling price(1)
	Local	Foreign currency	Mix &	Sales
	currency	translation impact	other	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	12%	(5)%	(1)%	(16)%
Performance Products	23%	(4)%	3%	(13)%
Advanced Materials	16%	(7)%	15%	(16)%

	Three months ended September 30, 2022 vs June 30, 2022
	Average selling price(1)
	Local	Foreign currency	Mix &	Sales
	currency	translation impact	other	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	(1)%	(2)%	—	(4)%
Performance Products	(1)%	(1)%	1%	(11)%
Advanced Materials	2%	(3)%	2%	(3)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended September 30, 2022 compared to the same period of 2021 was primarily due to lower sales volumes and the negative impact of weaker major international currencies against the U.S. dollar, partially offset by higher MDI average selling prices. Sales volumes decreased primarily due to lower demand, particularly in our European and construction markets. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, lower MDI margins in Europe and Asia, the negative impact of weaker major international currencies against the U.S. dollar and lower equity earnings from our minority-owned joint venture in China, partially offset by higher MDI margins in the Americas and lower fixed costs.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended September 30, 2022 compared to the same period of 2021 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily due to commercial excellence programs and in response to an increase in raw material costs. Sales volumes decreased primarily due to a shift in business strategy as well as lower demand, particularly in Europe. The increase in segment adjusted EBITDA was primarily due to increased revenues and margins, partially offset by higher costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended September 30, 2022 compared to the same period of 2021 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased largely in response to higher raw material, energy and logistics costs as well as improved sales mix. Sales volumes decreased primarily due to deselection of lower margin business. The increase in segment adjusted EBITDA was primarily due to higher sales prices and improved sales mix.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2022, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $35 million as compared to a loss of $48 million for the same period of 2021. For the three months ended September 30, 2022, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $36 million as compared to a loss of $47 million for the same period of 2021. The increase in adjusted EBITDA from Corporate and other resulted primarily from an increase in unallocated foreign currency exchange gains and a decrease in corporate overhead costs and LIFO valuation losses.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Sale of Textile Effects Business” to our condensed consolidated financial statements, the results from continuing operations primarily exclude the results of our Textile Effects Business for all periods presented. For the nine months ended September 30, 2022, income from continuing operations attributable to Huntsman Corporation was $521 million, an increase of $109 million from $412 million in the 2021 period. For the nine months ended September 30, 2022, income from continuing operations attributable to Huntsman International was $524 million, an increase of $109 million from $415 million in the 2021 period. The increases noted above were the result of the following items:

●

Revenues for the nine months ended September 30, 2022 increased by $815 million, or 15%, as compared with the 2021 period. The increase was primarily due to higher average selling prices in all our segments, partially offset by lower sales volumes in all our segments. See “—Segment Analysis” below.

●

Gross profit for the nine months ended September 30, 2022 increased by $195 million, or 17%, as compared with the 2021 period. The increase resulted primarily from higher gross profits in our Performance Products and Advanced Materials segments. See “—Segment Analysis” below.

●	Our operating expenses, net and the operating expenses, net of Huntsman International for the nine months ended September 30, 2022 increased by $24 million and $26 million, respectively, or 4% for both, as compared with the 2021 period, primarily related to the gain on sale of the India-based DIY business pursuant to an earnout provision in the second quarter of 2021 and an increase in legal expenses and selling, general and administrative expenses.

●	Interest expense, net for the nine months ended September 30, 2022 decreased by $6 million, or 12%, as compared with the 2021 period, primarily related to the redemption in full of our 2022 Senior Notes in the first half of 2021. For further information, see “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

●

Equity in income of investment in unconsolidated affiliates for the nine months ended September 30, 2022 decreased to $55 million from $118 million in the 2021 period, primarily related to a decrease in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

Fair value adjustments to our investment in Venator and the related option to sell our remaining Venator shares, net was a net loss of $9 million for the nine months ended September 30, 2022 as compared with a net loss of $28 million in the 2021 period. For further information, see “Note 4. Discontinued Operations and Business Dispositions—Sale of Venator Interest” to our condensed consolidated financial statements.

●	Loss on early extinguishment of debt was nil for the nine months ended September 30, 2022 as compared with $27 million in the 2021 period, primarily due to the full redemption of our 2022 Senior Notes in the second quarter of 2021. For further information, see “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

●

Our income tax expense for the nine months ended September 30, 2022 increased to $155 million from $101 million in the 2021 period. The income tax expense of Huntsman International for the nine months ended September 30, 2022 increased to $156 million from $102 million in the 2021 period. The increase in income tax expense was primarily due to the increase in pretax income, exclusive of the fair value adjustments to our investment in Venator. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

	Nine months		Percent
	ended		Change
	September 30,		Favorable
	2022	2021	(Unfavorable)
Revenues
Polyurethanes	$3,996	$3,626	10%
Performance Products	1,406	1,075	31%
Advanced Materials	999	881	13%
Total reportable segments’ revenue	6,401	5,582	15%
Intersegment eliminations	(28)	(24)	NM
Total	$6,373	$5,558	15%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$591	$661	(11)%
Performance Products	408	254	61%
Advanced Materials	192	150	28%
Total reportable segments’ adjusted EBITDA	1,191	1,065	12%
Corporate and other	(123)	(146)	16%
Total	$1,068	$919	16%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$591	$661	(11)%
Performance Products	408	254	61%
Advanced Materials	192	150	28%
Total reportable segments’ adjusted EBITDA	1,191	1,065	12%
Corporate and other	(119)	(140)	15%
Total	$1,072	$925	16%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Nine months ended September 30, 2022 vs September 30, 2021
	Average Selling Price(1)
	Local	Foreign Currency	Mix &	Sales
	Currency	Translation Impact	Other	Volumes(2)
Period-Over-Period (Decrease) Increase
Polyurethanes	21%	(4)%	(1)%	(6)%
Performance Products	34%	(3)%	4%	(4)%
Advanced Materials	19%	(5)%	16%	(17)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the nine months ended September 30, 2022 compared to the same period of 2021 was primarily due to higher MDI average selling prices, partially offset by lower sales volumes and the negative impact of weaker major international currencies against the U.S. dollar. Sales volumes decreased primarily due to lower demand, particularly in our European and construction markets. The decrease in segment adjusted EBITDA was primarily due to lower equity earnings from our minority-owned joint venture in China, lower sales volumes and the negative impact of weaker major international currencies against the U.S. dollar, partially offset by higher margins and lower fixed costs.

Performance Products

The increase in revenues in our Performance Products segment for the nine months ended September 30, 2022 compared to the same period of 2021 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased primarily due to commercial excellence programs and in response to an increase in raw material costs. Sales volumes decreased primarily due to a shift in business strategy as well as lower demand, particularly in Europe. The increase in segment adjusted EBITDA was primarily due to increased revenues and margins, partially offset by higher costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the nine months ended September 30, 2022 compared to the same period of 2021 was primarily due to higher average selling prices, partially offset by lower sales volumes. Average selling prices increased largely in response to higher raw material, energy and logistics costs as well as improved sales mix. Sales volumes decreased primarily due to deselection of lower margin business. The increase in segment adjusted EBITDA was primarily due to higher sales prices and improved sales mix.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2022, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $123 million as compared to a loss of $146 million for the same period of 2021. For the nine months ended September 30, 2022, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $119 million as compared to a loss of $140 million for the same period of 2021. The increase in adjusted EBITDA from Corporate and other resulted primarily from an increase in unallocated foreign currency exchange gains and a decrease in corporate overhead costs and LIFO valuation losses.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2022 and 2021 was $595 million and $182 million, respectively. The increase in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2022 compared with the same period in 2021 was primarily attributable to increased operating income as described in “—Results of Operations” above for the nine months ended September 30, 2022 as compared with the same period of 2021 as well as a net cash inflow of $143 million related to changes in operating assets and liabilities.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2022 and 2021 was $176 million and $430 million, respectively. During the nine months ended September 30, 2022 and 2021, we paid $186 million and $241 million for capital expenditures, respectively. During the nine months ended September 30, 2021, we received $43 million for the sale of businesses, primarily due to the receipt of $28 million pursuant to an earnout provision in connection with the sale of the India-based DIY business, and we paid $245 million for the acquisition of businesses, primarily related to approximately $242 million paid for the Gabriel Acquisition, net of cash acquired.

Net cash used in financing activities for the nine months ended September 30, 2022 and 2021 was $905 million and $809 million, respectively. During the nine months ended September 30, 2022 and 2021, we paid $755 million and $102 million for repurchases of our common stock, respectively. During the nine months ended September 30, 2021, we redeemed in full €445 million (approximately $541 million) in aggregate principal amount of our 2021 Senior Notes, and we redeemed in full $400 million in aggregate principal amount of our 2022 Senior Notes. Additionally, during the nine months ended September 30, 2021, we issued $400 million in aggregate principal amount of our 2031 Senior Notes and received borrowings of approximately 104 million SAR (approximately $27 million) related to funding on a new term loan facility of our consolidated 50%-owned joint venture, AAC. See “Note 8. Debt—Direct and Subsidiary Debt—Variable Interest Entity Debt” to our condensed consolidated financial statements.

Free cash flow from continuing operations for the nine months ended September 30, 2022 and 2021 was a source of cash of $409 million and a use of cash of $59 million, respectively. The increase in free cash flow was primarily attributable to the increase in cash provided by operating activities from continuing operations as well as a decrease in cash used for capital expenditures during the nine months ended September 30, 2022 as compared with the same period in 2021.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	September 30,	December 31,	(Decrease)	Percent
	2022	2021	Increase	Change
Cash and cash equivalents	$515	$1,041	$(526)	(51)%
Accounts and notes receivable, net	1,004	1,015	(11)	(1)%
Inventories	1,079	1,038	41	4%
Receivable associated with the Albemarle Settlement	—	333	(333)	(100)%
Other current assets	115	155	(40)	(26)%
Current assets held for sale(1)	483	346	137	40%
Total current assets	3,196	3,928	(732)	(19)%

Accounts payable	898	1,114	(216)	(19)%
Accrued liabilities	393	713	(320)	(45)%
Current portion of debt	12	12	—	—
Current operating lease liabilities	50	49	1	2%
Current liabilities held for sale(1)	242	163	79	48%
Total current liabilities	1,595	2,051	(456)	(22)%
Working capital	$1,601	$1,877	$(276)	(15)%

(1)

Total assets and liabilities held for sale as of September 30, 2022 are classified as current because it is probable that the sale of our Textile Effects Business will close within a year. For more information see “Note 4. Discontinued Operations and Business Dispositions—Sale of Textile Effects Business” to our condensed consolidated financial statements.

Our working capital decreased by $276 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $526 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021.”

●	Inventories increased by $41 million primarily due to higher inventory costs.

●	Receivable associated with the arbitration award we won on October 28, 2021 in excess of $600 million against Albemarle Corporation (“Albemarle”) for fraud and breach of contract (the “Albemarle Settlement”) decreased to nil due to the receipt of the final arbitration award payment of $332.5 million during the second quarter of 2022.

●	Other current assets decreased by $40 million primarily due to amortization of deferred charges related to insurance premiums.

●	Accounts payable decreased by $216 million primarily due to a decrease in non-trade payables related to insurance premiums and a reduction of capital accruals.

●	Accrued liabilities decreased by $320 million primarily related to the payment of legal fees and cash taxes associated with the Albemarle Settlement and a decrease in accrued compensation costs and current income taxes payable.

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

We depend upon our cash, Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2022, we had $1,946 million of combined cash and unused borrowing capacity, consisting of $515 million in cash, $1,189 million in availability under our Revolving Credit Facility and $242 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

Cash invested in our accounts receivable and inventory, net of accounts payable, was approximately $301 million for the nine months ended September 30, 2022, as reflected in our condensed consolidated statements of cash flows. We expect volatility in our working capital components to continue.

●

During 2022, we expect to spend approximately $280 million on capital expenditures. Our future expenditures include certain environmental, health and safety maintenance and upgrades; periodic maintenance and repairs applicable to major units of manufacturing facilities; expansions of our existing facilities; certain cost reduction projects; and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.

●

During the nine months ended September 30, 2022, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $35 million. During 2022, we expect to contribute an additional amount of approximately $10 million to these plans.

●

During the nine months ended September 30, 2022, we repurchased 22,853,686 shares of our common stock for approximately $752 million, excluding commissions, under our share repurchase program. From October 1, 2022 through October 25, 2022, we repurchased an additional 1,539,537 shares of our common stock for approximately $40 million, excluding commissions.

●

On October 28, 2021, we won an arbitration award in excess of $600 million against Albemarle. On November 4, 2021, Albemarle agreed to waive any appeal and pay $665 million, of which we received $332.5 million on December 2, 2021 and received a final payment of $332.5 million on May 2, 2022. We paid legal fees and cash taxes of approximately $255 million in the second quarter of 2022.

●

On August 9, 2022, we entered into a definitive agreement to sell our Textile Effects Business to Archroma for a total enterprise value of $718 million, which includes the assumption of approximately $125 million in net underfunded pension liabilities as of December 31, 2021. We anticipate the transaction will close no later than the first half of 2023.

Long-Term Liquidity

●

During 2020, management implemented cost realignment and synergy plans. In connection with these plans, we remain committed to achieving annualized cost savings and synergy benefits of approximately $140 million during 2023, as previously communicated. Associated with these plans, we expect net cash restructuring and integration costs, including capital expenditures, of approximately $115 million, of which we have spent approximately $102 million to date.

●

During 2021, management announced additional cost realignment plans. In connection with these plans, we currently expect to achieve annualized cost savings of approximately $100 million by the end of 2023. Associated with these plans, we expect net cash restructuring and integration costs, including capital expenditures, of approximately $135 million through 2024, of which we have spent approximately $25 million to date.

●

In early November 2022, we announced our commitment and specific plans to further realign our cost structure beyond the current in-progress cost optimization programs with additional restructuring in Europe. The new program will include exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this program, we expect to record restructuring expenses of approximately $50 million through 2023, and we have identified approximately $40 million of annualized cost savings to be achieved by the end of 2023.

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

As of September 30, 2022, we had $12 million classified as current portion of debt, including debt at our variable interest entities of $10 million and certain other short-term facilities and scheduled amortization payments totaling $2 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of September 30, 2022, we had approximately $462 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. We intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate cash as dividends, which dividends would generally not be subject to U.S. taxation as a result of the U.S. Tax Reform Act. However, such repatriation may potentially be subject to certain foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis.

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

The proposed sale of our Textile Effects Business is contingent upon the satisfaction of a number of conditions, will require significant time and attention of our management and may have an adverse effect on us if not completed.

On August 9, 2022, we entered into a definitive agreement to sell our Textile Effects Business to Archroma for a total enterprise value of $718 million, which includes the assumption of approximately $125 million in net underfunded pension liabilities as of December 31, 2021. Completion of the proposed sale is subject to the satisfaction of various closing conditions, including but not limited to regulatory approvals. There can be no assurance that any of such conditions will be satisfied and that the proposed sale will be successfully completed. These or other unanticipated developments could delay or prevent the transaction from closing or cause it to occur on terms or conditions that are less favorable than anticipated, which could cause our common stock to experience negative reactions from the financial markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2022.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
July 1 - July 31	1,944,359	$28.86	1,943,177	$1,342,000,000
August 1 - August 31	3,815,850	29.37	3,814,930	1,230,000,000
September 1 - September 30	3,175,239	26.16	3,174,808	1,147,000,000
Total	8,935,448	28.12	8,932,915

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. In conjunction with the inception of this program, we retired our prior share repurchase program. On March 25, 2022, our Board of Directors increased the authorization of our existing share prepurchase program from $1 billion of repurchases to $2 billion. Similar to our prior share repurchase program, the share repurchase program will be supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the third quarter of 2022, we repurchased 8,932,915 shares of our common stock for approximately $251 million, excluding commissions.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
2.1	*	Equity and Asset Purchase Agreement, dated as of August 9, 2022, by and among Huntsman, Archroma, Archroma Germany and solely for purposes set forth in the Purchase Agreement, the Archroma Financing Party.	8-K	2.1	August 9, 2022
31.1	**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**	Inline XBRL Taxonomy Extension Schema
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Huntsman agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2022	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)