Form 10-Q
period 2023-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2023-08-01
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On July 20, 2023, 177,895,240 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interest of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interest. All of Huntsman International LLC’s units of membership interest are held by Huntsman Corporation.

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

ENDED June 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents(a)	$502	$654
Accounts and notes receivable (net of allowance for doubtful accounts of $12 and $14, respectively), ($296 and $272 pledged as collateral, respectively)(a)	856	813
Accounts receivable from affiliates	5	21
Inventories(a)	1,012	995
Other current assets	145	190
Current assets held for sale	—	472
Total current assets	2,520	3,145
Property, plant and equipment, net(a)	2,354	2,377
Investment in unconsolidated affiliates	425	425
Intangible assets, net	406	425
Goodwill	643	641
Deferred income taxes	128	147
Operating lease right-of-use assets	365	374
Other noncurrent assets(a)	712	686
Total assets	$7,553	$8,220

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$716	$907
Accounts payable to affiliates	29	54
Accrued liabilities(a)	374	429
Current portion of debt(a)	11	66
Current operating lease liabilities(a)	46	51
Current liabilities held for sale	—	194
Total current liabilities	1,176	1,701
Long-term debt(a)	1,562	1,671
Deferred income taxes	243	250
Noncurrent operating lease liabilities(a)	333	336
Other noncurrent liabilities(a)	393	422
Total liabilities	3,707	4,380
Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 261,886,116 and 261,148,217 shares issued and 177,110,274 and 183,634,464 shares outstanding, respectively	3	3
Additional paid-in capital	4,195	4,156
Treasury stock, 84,775,842 and 77,513,753 shares, respectively	(2,136)	(1,937)
Unearned stock-based compensation	(53)	(35)
Retained earnings	2,781	2,705
Accumulated other comprehensive loss	(1,175)	(1,268)
Total Huntsman Corporation stockholders’ equity	3,615	3,624
Noncontrolling interests in subsidiaries	231	216
Total equity	3,846	3,840
Total liabilities and equity	$7,553	$8,220

(a)

At June 30, 2023 and December 31, 2022, respectively, $27 and $5 of cash and cash equivalents, $7 and $4 of accounts and notes receivable (net), $57 and $59 of inventories, $150 and $149 of property, plant and equipment (net), $30 and $29 of other noncurrent assets, $85 and $114 of accounts payable, $15 and $12 of accrued liabilities, $10 and $9 of current portion of debt, $9 each of current operating lease liabilities, $21 and $26 of long-term debt, $16 and $19 of noncurrent operating lease liabilities and $24 and $25 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Trade sales, services and fees, net	$1,561	$2,111	$3,134	$4,243
Related party sales	35	59	68	119
Total revenues	1,596	2,170	3,202	4,362
Cost of goods sold	1,342	1,678	2,679	3,355
Gross profit	254	492	523	1,007
Operating expenses:
Selling, general and administrative	167	177	355	367
Research and development	29	32	59	66
Restructuring, impairment and plant closing costs	8	24	1	24
Other operating income, net	—	(19)	(3)	(11)
Total operating expenses	204	214	412	446
Operating income	50	278	111	561
Interest expense, net	(15)	(16)	(33)	(30)
Equity in income of investment in unconsolidated affiliates	28	19	40	34
Other (expense) income, net	(2)	13	(2)	11
Income from continuing operations before income taxes	61	294	116	576
Income tax expense	(28)	(65)	(39)	(125)
Income from continuing operations	33	229	77	451
(Loss) income from discontinued operations, net of tax	(2)	13	120	31
Net income	31	242	197	482
Net income attributable to noncontrolling interests	(12)	(14)	(25)	(31)
Net income attributable to Huntsman Corporation	$19	$228	$172	$451

Basic income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.12	$1.05	$0.29	$2.01
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	0.06	0.66	0.15
Net income attributable to Huntsman Corporation common stockholders	$0.11	$1.11	$0.95	$2.16
Weighted average shares	179.2	205.2	180.9	209.0

Diluted income per share:
Income from continuing operations attributable to Huntsman Corporation common stockholders	$0.12	$1.04	$0.28	$1.99
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	0.06	0.66	0.15
Net income attributable to Huntsman Corporation common stockholders	$0.11	$1.10	$0.94	$2.14
Weighted average shares	180.3	207.0	182.3	211.2

Amounts attributable to Huntsman Corporation:
Income from continuing operations	$21	$215	$52	$420
(Loss) income from discontinued operations, net of tax	(2)	13	120	31
Net income	$19	$228	$172	$451

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$31	$242	$197	$482
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(47)	(114)	7	(134)
Pension and other postretirement benefits adjustments	6	9	80	18
Other, net	1	—	—	(1)
Other comprehensive (loss) income, net of tax	(40)	(105)	87	(117)
Comprehensive (loss) income	(9)	137	284	365
Comprehensive income attributable to noncontrolling interests	(4)	(7)	(19)	(23)
Comprehensive (loss) income attributable to Huntsman Corporation	$(13)	$130	$265	$342

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2023	183,634,464	$3	$4,156	$(1,937)	$(35)	$2,705	$(1,268)	$216	$3,840
Net income	—	—	—	—	—	153	—	13	166
Other comprehensive income	—	—	—	—	—	—	125	2	127
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,016,782	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	1	—	9	—	—	—	10
Repurchase and cancellation of stock awards	(301,231)	—	—	—	—	(9)	—	—	(9)
Stock options exercised	16,245	—	1	—	—	(1)	—	—	—
Treasury stock repurchased	(3,472,020)	—	—	(101)	—	—	—	—	(101)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Dividends declared on common stock ($0.2375 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2023	180,894,240	3	4,195	(2,038)	(58)	2,804	(1,143)	227	3,990
Net income	—	—	—	—	—	19	—	12	31
Other comprehensive loss	—	—	—	—	—	—	(32)	(8)	(40)
Vesting of stock awards	6,616	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	5	—	—	—	5
Repurchase and cancellation of stock awards	(1,957)	—	—	—	—	—	—	—	—
Stock options exercised	1,444	—	—	—	—	—	—	—	—
Treasury stock repurchased	(3,790,069)	—	—	(98)	—	—	—	—	(98)
Dividends declared on common stock ($0.2375 per share)	—	—	—	—	—	(42)	—	—	(42)
Balance, June 30, 2023	177,110,274	$3	$4,195	$(2,136)	$(53)	$2,781	$(1,175)	$231	$3,846

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2022	214,170,287	$3	$4,102	$(934)	$(25)	$2,435	$(1,203)	$181	$4,559
Net income	—	—	—	—	—	223	—	17	240
Other comprehensive loss	—	—	—	—	—	—	(11)	(1)	(12)
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,327,568	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	1	—	8	—	—	—	9
Repurchase and cancellation of stock awards	(361,250)	—	—	—	—	(13)	—	—	(13)
Stock options exercised	387,899	—	10	—	—	(5)	—	—	5
Treasury stock repurchased	(5,549,348)	—	—	(210)	—	—	—	—	(210)
Dividends declared on common stock ($0.2125 per share)	—	—	—	—	—	(45)	—	—	(45)
Balance, March 31, 2022	209,975,156	3	4,152	(1,144)	(49)	2,595	(1,214)	197	4,540
Net income	—	—	—	—	—	228	—	14	242
Other comprehensive loss	—	—	—	—	—	—	(98)	(7)	(105)
Vesting of stock awards	4,045	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	1	—	8	—	—	—	9
Repurchase and cancellation of stock awards	(2,416)	—	—	—	—	(1)	—	—	(1)
Stock options exercised	66,840	—	1	—	—	—	—	—	1
Treasury stock repurchased	(8,371,423)	—	—	(291)	—	—	—	—	(291)
Dividends declared on common stock ($0.2125 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, June 30, 2022	201,672,202	$3	$4,154	$(1,435)	$(41)	$2,778	$(1,312)	$204	$4,351

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2023	2022
Operating Activities:
Net income	$197	$482
Less: Income from discontinued operations, net of tax	(120)	(31)
Income from continuing operations	77	451
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(40)	(34)
Cash received from return on investment in unconsolidated subsidiary	30	55
Depreciation and amortization	139	135
Noncash lease expense	34	31
Deferred income taxes	(4)	54
Noncash stock-based compensation	15	20
Other, net	15	(7)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(129)
Inventories	(23)	(200)
Other current assets	31	355
Other noncurrent assets	(38)	(13)
Accounts payable	(198)	(33)
Accrued liabilities	(74)	(327)
Other noncurrent liabilities	(46)	(48)
Net cash (used in) provided by operating activities from continuing operations	(82)	310
Net cash (used in) provided by operating activities from discontinued operations	(36)	6
Net cash (used in) provided by operating activities	(118)	316

Investing Activities:
Capital expenditures	(97)	(129)
Cash received from sale of businesses, net	541	—
Insurance proceeds for recovery of property damage	—	5
Other, net	—	4
Net cash provided by (used in) investing activities from continuing operations	444	(120)
Net cash used in investing activities from discontinued operations	(4)	(9)
Net cash provided by (used in) investing activities	440	(129)

Financing Activities:
Net repayments on revolving loan facilities	(164)	—
Repayments of long-term debt	(6)	(6)
Dividends paid to common stockholders	(87)	(91)
Distributions paid to noncontrolling interests	(4)	—
Repurchase and cancellation of awards	(9)	(14)
Repurchase of common stock	(194)	(504)
Proceeds from issuance of common stock	—	6
Net cash used in financing activities	(464)	(609)
Effect of exchange rate changes on cash	(10)	(11)
Decrease in cash and cash equivalents	(152)	(433)
Cash and cash equivalents at beginning of period	654	1,041
Cash and cash equivalents at end of period	$502	$608

Supplemental cash flow information:
Cash paid for interest	$34	$33
Cash paid for income taxes	62	154

For both June 30, 2023 and 2022, the amount of capital expenditures in accounts payable was $22 million.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents(a)	$502	$654
Accounts and notes receivable (net of allowance for doubtful accounts of $12 and $14, respectively), ($296 and $272 pledged as collateral, respectively)(a)	856	813
Accounts receivable from affiliates	5	21
Inventories(a)	1,012	995
Other current assets	145	196
Current assets held for sale	—	472
Total current assets	2,520	3,151
Property, plant and equipment, net(a)	2,354	2,377
Investment in unconsolidated affiliates	425	425
Intangible assets, net	406	425
Goodwill	643	641
Deferred income taxes	128	147
Operating lease right-of-use assets	365	374
Other noncurrent assets(a)	712	686
Total assets	$7,553	$8,226

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(a)	$711	$907
Accounts payable to affiliates	29	54
Accrued liabilities(a)	367	427
Current portion of debt(a)	11	66
Current operating lease liabilities(a)	46	51
Current liabilities held for sale	—	194
Total current liabilities	1,164	1,699
Long-term debt(a)	1,562	1,671
Deferred income taxes	247	254
Noncurrent operating lease liabilities(a)	333	336
Other noncurrent liabilities(a)	391	414
Total liabilities	3,697	4,374
Commitments and contingencies (Notes 14 and 15)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,773	3,759
Retained earnings	1,012	1,130
Accumulated other comprehensive loss	(1,160)	(1,253)
Total Huntsman International LLC members’ equity	3,625	3,636
Noncontrolling interests in subsidiaries	231	216
Total equity	3,856	3,852
Total liabilities and equity	$7,553	$8,226

(a)	At June 30, 2023 and December 31, 2022, respectively, $27 and $5 of cash and cash equivalents, $7 and $4 of accounts and notes receivable (net), $57 and $59 of inventories, $150 and $149 of property, plant and equipment (net), $30 and $29 of other noncurrent assets, $85 and $114 of accounts payable, $15 and $12 of accrued liabilities, $10 and $9 of current portion of debt, $9 each of current operating lease liabilities, $21 and $26 of long-term debt, $16 and $19 of noncurrent operating lease liabilities and $24 and $25 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Trade sales, services and fees, net	$1,561	$2,111	$3,134	$4,243
Related party sales	35	59	68	119
Total revenues	1,596	2,170	3,202	4,362
Cost of goods sold	1,342	1,678	2,679	3,355
Gross profit	254	492	523	1,007
Operating expenses:
Selling, general and administrative	167	175	353	362
Research and development	29	32	59	66
Restructuring, impairment and plant closing costs	8	24	1	24
Other operating income, net	—	(19)	(3)	(11)
Total operating expenses	204	212	410	441
Operating income	50	280	113	566
Interest expense, net	(15)	(16)	(33)	(30)
Equity in income of investment in unconsolidated affiliates	28	19	40	34
Other (expense) income, net	(2)	13	(2)	11
Income from continuing operations before income taxes	61	296	118	581
Income tax expense	(28)	(66)	(39)	(126)
Income from continuing operations	33	230	79	455
(Loss) income from discontinued operations, net of tax	(2)	13	120	31
Net income	31	243	199	486
Net income attributable to noncontrolling interests	(12)	(14)	(25)	(31)
Net income attributable to Huntsman International LLC	$19	$229	$174	$455

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$31	$243	$199	$486
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(47)	(115)	7	(135)
Pension and other postretirement benefits adjustments	6	9	80	18
Other, net	—	—	—	(1)
Other comprehensive (loss) income, net of tax	(41)	(106)	87	(118)
Comprehensive (loss) income	(10)	137	286	368
Comprehensive income attributable to noncontrolling interests	(4)	(7)	(19)	(23)
Comprehensive (loss) income attributable to Huntsman International LLC	$(14)	$130	$267	$345

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2023	2,728	$3,759	$1,130	$(1,253)	$216	$3,852
Net income	—	—	155	—	13	168
Other comprehensive income	—	—	—	126	2	128
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	10	—	—	—	10
Distribution to parent	—	—	(109)	—	—	(109)
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Balance, March 31, 2023	2,728	3,769	1,133	(1,127)	227	4,002
Net income	—	—	19	—	12	31
Other comprehensive loss	—	—	—	(33)	(8)	(41)
Dividends paid to parent	—	—	(45)	—	—	(45)
Contribution from parent	—	4	—	—	—	4
Distribution to parent	—	—	(95)	—	—	(95)
Balance, June 30, 2023	2,728	$3,773	$1,012	$(1,160)	$231	$3,856

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2022	2,728	$3,732	$2,093	$(1,187)	$181	$4,819
Net income	—	—	226	—	17	243
Other comprehensive loss	—	—	—	(11)	(1)	(12)
Dividends paid to parent	—	—	(45)	—	—	(45)
Contribution from parent	—	9	—	—	—	9
Balance, March 31, 2022	2,728	3,741	2,274	(1,198)	197	5,014
Net income	—	—	229	—	14	243
Other comprehensive loss	—	—	—	(99)	(7)	(106)
Dividends paid to parent	—	—	(42)	—	—	(42)
Contribution from parent	—	10	—	—	—	10
Balance, June 30, 2022	2,728	$3,751	$2,461	$(1,297)	$204	$5,119

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2023	2022
Operating Activities:
Net income	$199	$486
Less: Income from discontinued operations, net of tax	(120)	(31)
Income from continuing operations	79	455
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(40)	(34)
Cash received from return on investment in unconsolidated subsidiary	30	55
Depreciation and amortization	139	135
Noncash lease expense	34	31
Deferred income taxes	(4)	55
Noncash stock-based compensation	14	18
Other, net	14	(8)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(129)
Inventories	(23)	(200)
Other current assets	37	353
Other noncurrent assets	(38)	(13)
Accounts payable	(197)	(33)
Accrued liabilities	(79)	(324)
Other noncurrent liabilities	(46)	(48)
Net cash (used in) provided by operating activities from continuing operations	(80)	313
Net cash (used in) provided by operating activities from discontinued operations	(36)	6
Net cash (used in) provided by operating activities	(116)	319

Investing Activities:
Capital expenditures	(97)	(129)
Cash received from sale of businesses, net	541	—
Increase in receivable from affiliate	(204)	(516)
Insurance proceeds for recovery of property damage	—	5
Other, net	—	4
Net cash provided by (used in) investing activities from continuing operations	240	(636)
Net cash used in investing activities from discontinued operations	(4)	(9)
Net cash provided by (used in) investing activities	236	(645)

Financing Activities:
Net repayments on revolving loan facilities	(164)	—
Repayments of long-term debt	(6)	(6)
Dividends paid to parent	(88)	(87)
Distributions paid to noncontrolling interests	(4)	—
Other, net	—	(1)
Net cash used in financing activities	(262)	(94)
Effect of exchange rate changes on cash	(10)	(11)
Decrease in cash and cash equivalents	(152)	(431)
Cash and cash equivalents at beginning of period	654	1,039
Cash and cash equivalents at end of period	$502	$608

Supplemental cash flow information:
Cash paid for interest	$34	$33
Cash paid for income taxes	62	154

For both June 30, 2023 and 2022, the amount of capital expenditures in accounts payable was $22 million.

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

Huntsman International declared and paid to us distributions in the form of certain affiliate accounts receivable during 2023.

Reclassfications

Certain amounts in the condensed consolidated financial statements for prior periods have been recast to present the results of operations of our textile chemicals and dyes business (“Textile Effects Business”) as discontinued operations. For more information, see “Note 3. Discontinued Operations—Sale of Textile Effects Business.”

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

Recent Developments

Planned Separation of Shanghai Lianheng Isocyanate Co. Ltd. Joint Venture

On July 31, 2023, we jointly announced with BASF the planned separation of Shanghai Lianheng Isocyanate Co. Ltd. (“SLIC”), our manufacturing joint venture with BASF. Following the separation, we will operate an independent manufacturing facility at the site in Caojing, China. The separation is expected to become effective during the fourth quarter of 2023 and is subject to pending regulatory authority approvals, permits and other customary closing conditions.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no accounting pronouncements that we adopted during the six months ended June 30, 2023. Recently issued accounting pronouncements that become effective subsequent to June 30, 2023 either will not have a material impact on us or are not applicable to us.

3. DISCONTINUED OPERATIONS

SaLE of tEXTILE eFFECTS bUSINESS

On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma, a portfolio company of SK Capital Partners (“Archroma”), for a purchase price of $593 million, which includes estimated adjustments to the purchase price for working capital plus the assumption of underfunded pension liabilities. The final purchase price is subject to customary post-closing adjustments. Upon the completion of the sale, we received net proceeds of $530 million, determined as the preliminary purchase price less $5 million for certain costs paid by Archroma on our behalf, $30 million of estimated net working capital adjustments and $28 million of cash that will be reimbursed to us as part of the final post-closing adjustments anticipated in 2023. In connection with the sale, we recognized a pre-tax gain of $153 million in the first quarter of 2023. Through the second quarter of 2023, we have paid cash taxes of approximately $21 million, and we expect to pay additional cash taxes of approximately $20 million. Certain amounts for prior periods have been recast to present the results of operations of our Textile Effects Business as discontinued operations.

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

The following table reconciles major line items constituting pretax (loss) income of discontinued operations to after-tax income of discontinued operations, primarily related to our Textile Effects Business, as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Major line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net	$—	$192	$88	$389
Cost of goods sold	—	146	69	293
Gain on sale of our Textile Effects Business	—	—	153	—
Other expense items, net	1	31	36	58
(Loss) income from discontinued operations before income taxes	(1)	15	136	38
Income tax expense	(1)	(2)	(16)	(7)
Net (loss) income attributable to discontinued operations	$(2)	$13	$120	$31

4. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using average cost, last-in first-out (“LIFO”) and first-in first-out methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2023	2022
Raw materials and supplies	$234	$241
Work in progress	43	40
Finished goods	776	758
Total	1,053	1,039
LIFO reserves	(41)	(44)
Net inventories	$1,012	$995

For June 30, 2023 and December 31, 2022, approximately 7% and 8% of inventories were recorded using the LIFO cost method, respectively.

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

During the six months ended June 30, 2023, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 7. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  June 30, 2023, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  June 30, 2023 and our consolidated balance sheet as of December 31, 2022 (dollars in millions):

	June 30,	December 31,
	2023	2022
Current assets	$91	$73
Property, plant and equipment, net	150	149
Operating lease right-of-use assets	25	28
Other noncurrent assets	141	140
Deferred income taxes	13	13
Total assets	$420	$403
Current liabilities	$119	$144
Long-term debt	21	26
Noncurrent operating lease liabilities	16	19
Other noncurrent liabilities	24	25
Total liabilities	$180	$214

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities for the three and six months ended June 30, 2023 and 2022 are as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Income from continuing operations before income taxes	15	8	30	13
Net cash provided by operating activities	23	27	48	35

6. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  June 30, 2023 and December 31, 2022, accrued restructuring costs by type of cost consisted of the following (dollars in millions):

	Workforce reductions	Other restructuring costs	Total
Accrued liabilities as of January 1, 2023	$76	$—	$76
(Credits) charges	(6)	6	—
Payments	(31)	(6)	(37)
Accrued liabilities as of June 30, 2023	$39	$—	$39

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment are provided below (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2023	$24	$5	$10	$37	$76
Charges (credits)	1	2	4	(7)	—
Payments	(11)	(2)	(7)	(17)	(37)
Accrued liabilities as of June 30, 2023	$14	$5	$7	$13	$39

Current portion of restructuring reserves	$13	$5	$6	$13	$37
Long-term portion of restructuring reserves	1	—	1	—	2

Details with respect to cash and noncash restructuring charges from continuing operations for the three and six months ended June 30, 2023 and 2022 are provided below (dollars in millions):

	Three months		Six Months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash charges	$7	$24	$—	$24
Noncash charges:
Other noncash charges	1	—	1	—
Total restructuring, impairment and plant closing costs	$8	$24	$1	$24

Restructuring Activities

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program is associated with all of our segments and includes exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. During the first half of 2023, we evaluated current developments of this program and related anticipated cash costs, and we recorded a net restructuring credit of approximately $3 million for the six months ended June 30, 2023, primarily to adjust restructuring reserves that are no longer required for certain workforce reductions. We expect to record further restructuring expenses of approximately $12 million through the first half of 2024.

Beginning in the first quarter of 2021, our Corporate function implemented a restructuring program to optimize our global approach to leveraging shared services capabilities. During the second quarter of 2022, this program was further expanded to include additional geographies. During the first half of 2023, we evaluated current developments of this program and related anticipated cash costs, and we recorded a net restructuring credit of approximately $5 million for the six months ended June 30, 2023, primarily to adjust restructuring reserves that are no longer required for certain workforce reductions. During the six months ended  June 30, 2022, we recorded approximately $17 million of net restructuring costs, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $2 million through the end of 2023.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. During the second quarter of 2022, this optimization program was further expanded to include the entire Polyurethanes business. In connection with this restructuring program, we recorded net restructuring expense of approximately $5 million and $7 million in the six months ended June 30, 2023 and 2022, respectively, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $1 million through the end of 2023.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with the CVC Thermoset Specialties Acquisition, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded net restructuring expense of approximately $3 million in the six months ended June 30, 2023, primarily related to a site closure. There were no significant restructuring costs incurred during the six months ended June 30, 2022. We expect to record further restructuring expenses of approximately $1 million through the end of 2023.

7. DEBT

Our outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

	June 30,	December 31,
	2023	2022
Senior Credit Facilities:
Revolving facility	$—	$55
Amounts outstanding under A/R programs	55	166
Senior notes	1,465	1,455
Variable interest entities	31	35
Other	22	26
Total debt	$1,573	$1,737
Current portion of debt	$11	$66
Long-term portion of debt	1,562	1,671
Total debt	$1,573	$1,737

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  June 30, 2023 and December 31, 2022, the amount of debt issuance costs directly reducing the debt liability was $7 million and $8 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

The following table presents certain amounts under our 2022 Revolving Credit Facility as of  June 30, 2023 (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance		Carrying
Facility	amount	outstanding		costs		value		Interest rate(2)	Maturity
2022 Revolving Credit Facility	$1,200	$—	(1)	$—	(1)	$—	(1)	Term Secured Overnight Financing Rate (“SOFR”) plus 1.475%	May 2027

(1)	On June 30, 2023, we had an additional $13 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.

(2)

Interest rates on borrowings under the 2022 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate for U.S. dollar borrowings as of June 30, 2023 was 1.475% above Term SOFR.

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

Information regarding our A/R Programs as of June 30, 2023 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	July 2024	$150	$—	(3)	Applicable rate plus 0.90%
EU A/R Program	July 2024	€100	€50		Applicable rate plus 1.30%
		(or approximately $109)	(or approximately $55)

(1)

The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)

The applicable rate for our U.S. A/R Program is defined by the lender as USD LIBOR. The applicable rate for our EU A/R Program is either USD LIBOR, EURIBOR or SONIA (Sterling Overnight Interbank Average Rate). In anticipation of the transition away from USD LIBOR, the amendments we made in July 2021 to our A/R Programs incorporated replacement rates for the USD LIBOR, which effective July 1, 2023 will be Term SOFR.

(3)	As of June 30, 2023, we had approximately $6 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of June 30, 2023 and December 31, 2022, $296 million and $272 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Senior Notes

Our senior notes consisted of the following (monetary amounts in millions):

				Unamortized
				premiums,
				discounts
				and debt
Notes	Maturity	Interest rate	Amount outstanding	issuance costs
2025 Senior Notes	April 2025	4.25%	€300 (€299 carrying value ($327))	$1
2029 Senior Notes	February 2029	4.50%	$750 ($741 carrying value)	9
2031 Senior Notes	June 2031	2.95%	$400 ($397 carrying value)	3

Variable Interest Entity Debt

 As of  June 30, 2023, AAC, our consolidated 50%-owned joint venture, had $31 million outstanding under its loan commitments and debt financing arrangements. As of June 30, 2023, we have $10 million classified as current debt and $21 million as long-term debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2023, we had approximately $384 million in notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts related to continuing operations.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2023, we have designated approximately €150 million (approximately $164 million) of euro-denominated debt as a hedge of our net investment. For the six months ended June 30, 2023 and 2022, the amounts recognized on the hedge of our net investment were gains of $6 million and losses of $10 million, respectively, and were recorded in other comprehensive (loss) income in our condensed consolidated statements of comprehensive (loss) income.

9. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$15	$15	$15	$15
Investment in Venator	—	—	5	5
Long-term debt (including current portion)	(1,573)	(1,437)	(1,737)	(1,578)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The estimated fair values of our long-term debt are based on quoted market prices for the identical liability when traded in an active market (Level 1). Our investment in Venator is marked to fair value, which is obtained through market observable pricing using prevailing market prices (Level 1). The fair value estimates presented herein are based on pertinent information available to management as of  June 30, 2023 and December 31, 2022. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2023, and current estimates of fair value may differ significantly from the amounts presented herein.

During the six months ended June 30, 2023, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

10. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended June 30, 2023 and 2022 (dollars in millions):

		Performance	Advanced	Corporate and
2023	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$388	$140	$83	$(2)	$609
Europe	278	68	110	(5)	451
Asia Pacific	260	74	69	—	403
Rest of world	86	25	22	—	133
	$1,012	$307	$284	$(7)	$1,596

Major product groupings
MDI urethanes	$1,012				$1,012
Differentiated		$307			307
Specialty			$267		267
Other			17		17
Eliminations				$(7)	(7)
	$1,012	$307	$284	$(7)	$1,596

		Performance	Advanced	Corporate and
2022	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$571	$223	$110	$(4)	$900
Europe	348	117	123	(4)	584
Asia Pacific	332	120	74	(2)	524
Rest of world	102	32	29	(1)	162
	$1,353	$492	$336	$(11)	$2,170

Major product groupings
MDI urethanes	$1,353				$1,353
Differentiated		$492			492
Specialty			$309		309
Other			27		27
Eliminations				$(11)	(11)
	$1,353	$492	$336	$(11)	$2,170

(1)	Geographic information for revenues is based upon countries into which product is sold.

The following tables disaggregate our revenue from continuing operations by major source for the six months ended June 30, 2023 and 2022 (dollars in millions):

		Performance	Advanced	Corporate and
2023	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$774	$297	$172	$(5)	$1,238
Europe	550	142	226	(9)	909
Asia Pacific	518	153	131	(1)	801
Rest of world	161	49	44	—	254
	$2,003	$641	$573	$(15)	$3,202

Major product groupings
MDI urethanes	$2,003				$2,003
Differentiated		$641			641
Specialty			$535		535
Other			38		38
Eliminations				$(15)	(15)
	$2,003	$641	$573	$(15)	$3,202

		Performance	Advanced	Corporate and
2022	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$1,131	$428	$216	$(7)	$1,768
Europe	703	237	251	(8)	1,183
Asia Pacific	692	244	145	(3)	1,078
Rest of world	213	63	59	(2)	333
	$2,739	$972	$671	$(20)	$4,362

Major product groupings
MDI urethanes	$2,739				$2,739
Differentiated		$972			972
Specialty			$615		615
Other			56		56
Eliminations				$(20)	(20)
	$2,739	$972	$671	$(20)	$4,362

(1)	Geographic information for revenues is based upon countries into which product is sold.

11. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost (credit) from continuing operations for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in millions):

Huntsman Corporation

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$7	$12	$—	$—
Interest cost	23	15	1	1
Expected return on assets	(32)	(38)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	8	11	—	—
Net periodic benefit cost (credit)	$5	$(1)	$—	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$13	$23	$—	$—
Interest cost	46	28	2	1
Expected return on assets	(63)	(76)	—	—
Amortization of prior service benefit	(2)	(2)	(2)	(2)
Amortization of actuarial loss	16	23	—	1
Net periodic benefit cost (credit)	$10	$(4)	$—	$—

Huntsman International

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$7	$12	$—	$—
Interest cost	23	15	1	1
Expected return on assets	(32)	(38)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	8	11	—	—
Net periodic benefit cost (credit)	$5	$(1)	$—	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$13	$23	$—	$—
Interest cost	46	28	2	1
Expected return on assets	(63)	(76)	—	—
Amortization of prior service benefit	(2)	(2)	(2)	(2)
Amortization of actuarial loss	16	23	—	1
Net periodic benefit cost (credit)	$10	$(4)	$—	$—

During the six months ended June 30, 2023 and 2022, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $20 million and $24 million, respectively. During the remainder of 2023, we expect to contribute an additional amount of approximately $19 million to these plans.

12. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2023, we repurchased 7,262,089 shares of our common stock for approximately $199 million, including commissions, under this share repurchase program. From July 1, 2023 through July 20, 2023, we repurchased an additional 441,881 shares of our common stock for approximately $12 million.

Dividends on Common Stock

During the three months ended June 30, 2023 and  June 30, 2022, we declared dividends of $42 million and $44 million, respectively, or $0.2375 and $0.2125 per share, respectively, to common stockholders. During the three months ended March 31, 2023 and March 31, 2022, we declared dividends of $44 million and $45 million, respectively, or $0.2375 and $0.2125 per share, respectively, to common stockholders.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2023	$(648)	$(652)	$2	$5	$(1,293)	$25	$(1,268)
Other comprehensive loss before reclassifications, gross	(20)	(24)	—	—	(44)	6	(38)
Tax impact	—	2	—	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(c)	28	77	—	—	105	—	105
Tax impact	(1)	25	—	—	24	—	24
Net current-period other comprehensive income	7	80	—	—	87	6	93
Ending balance, June 30, 2023	$(641)	$(572)	$2	$5	$(1,206)	$31	$(1,175)

(a)	Amounts are net of tax of $56 million and $55 million as of June 30, 2023 and January 1, 2023, respectively.

(b)	Amounts are net of tax of $58 million and $31 million as of June 30, 2023 and January 1, 2023, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2022	$(420)	$(810)	$8	$6	$(1,216)	$13	$(1,203)
Other comprehensive loss before reclassifications, gross	(134)	—	—	(1)	(135)	8	(127)
Tax impact	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	24	—	—	24	—	24
Tax impact	—	(6)	—	—	(6)	—	(6)
Net current-period other comprehensive (loss) income	(134)	18	—	(1)	(117)	8	(109)
Ending balance, June 30, 2022	$(554)	$(792)	$8	$5	$(1,333)	$21	$(1,312)

(a)	Amounts are net of tax of $56 million as of both June 30, 2022 and January 1, 2022.

(b)	Amounts are net of tax of $75 million and $81 million as of June 30, 2022 and January 1, 2022, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended June 30,
	2023	2022
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)(c)	Other income, net
Actuarial loss	8	14	(b)(c)	Other income, net
	5	11		Total before tax
	1	(2)		Income tax expense
Total reclassifications for the period	$6	$9		Net of tax

	Six Months Ended June 30,
	2023	2022
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(5)	$(5)	(b)(c)	Other income, net
Actuarial loss	16	29	(b)(c)	Other income, net
Curtailment gains	(1)	—	(d)	Other income, net
Settlement losses	67	—	(d)	Other income, net
	77	24		Total before tax
	25	(6)		Income tax expense
Total reclassifications for the period	$102	$18		Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 11. Employee Benefit Plans.”

(c)

Amounts include approximately nil and $1 million of actuarial losses and prior service credits related to discontinued operations for the three months ended June 30, 2023 and 2022, respectively. Amounts included $1 million and $2 million for the six months ended June 30, 2023 and 2022, respectively.

(d)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the six months ended June 30, 2023.

Huntsman International

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2023	$(653)	$(628)	$2	$1	$(1,278)	$25	$(1,253)
Other comprehensive loss before reclassifications, gross	(20)	(24)	—	—	(44)	6	(38)
Tax impact	—	2	—	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(c)	28	77	—	—	105	—	105
Tax impact	(1)	25	—	—	24	—	24
Net current-period other comprehensive income	7	80	—	—	87	6	93
Ending balance, June 30, 2023	$(646)	$(548)	$2	$1	$(1,191)	$31	$(1,160)

(a)	Amounts are net of tax of $43 million and $42 million as of June 30, 2023 and January 1, 2023, respectively.

(b)	Amounts are net of tax of $82 million and $55 million as of June 30, 2023 and January 1, 2023, respectively.

(c)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustments(a)	adjustments(b)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2022	$(424)	$(786)	$8	$2	$(1,200)	$13	$(1,187)
Other comprehensive loss before reclassifications, gross	(135)	—	—	(1)	(136)	8	(128)
Tax impact	—	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(c)	—	24	—	—	24	—	24
Tax impact	—	(6)	—	—	(6)	—	(6)
Net current-period other comprehensive (loss) income	(135)	18	—	(1)	(118)	8	(110)
Ending balance, June 30, 2022	$(559)	$(768)	$8	$1	$(1,318)	$21	$(1,297)

(a)	Amounts are net of tax of $43 million for both June 30, 2022 and January 1, 2022.

(b)	Amounts are net of tax of $99 million and $105 million as of June 30, 2022 and January 1, 2022, respectively.

(c)	See table below for details about these reclassifications.

	Three Months Ended June 30,
	2023	2022
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(3)	(b)(c)	Other income, net
Actuarial loss	8	14	(b)(c)	Other income, net
	5	11		Total before tax
	1	(2)		Income tax expense
Total reclassifications for the period	$6	$9		Net of tax

	Six Months Ended June 30,
	2023	2022
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(a):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(5)	$(5)	(b)(c)	Other income, net
Actuarial loss	16	29	(b)(c)	Other income, net
Curtailment gains	(1)	—	(d)	Other income, net
Settlement losses	67	—	(d)	Other income, net
	77	24		Total before tax
	25	(6)		Income tax expense
Total reclassifications for the period	$102	$18		Net of tax

(a)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(b)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 11. Employee Benefit Plans.”

(c)

Amounts include approximately nil and $1 million of actuarial losses and prior service credits related to discontinued operations for the three months ended June 30, 2023 and 2022, respectively. Amounts included $1 million and $2 million for the six months ended June 30, 2023 and 2022, respectively.

(d)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the six months ended June 30, 2023.

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

15. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2023 and 2022, our capital expenditures from continuing operations for EHS matters totaled $11 million and $14 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $4 million and $5 million for environmental liabilities as of  June 30, 2023 and December 31, 2022, respectively. Of these amounts, $1 million was classified as accrued liabilities in our condensed consolidated balance sheets as of both  June 30, 2023 and December 31, 2022, and $3 million and $4 million were classified as other noncurrent liabilities in our condensed consolidated balance sheets as of  June 30, 2023 and December 31, 2022, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

16. STOCK-BASED COMPENSATION PLANS

As of June 30, 2023, we had approximately 5 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period or in total at the end of a three-year period. Certain performance share unit awards vest in total at the end of a two-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Huntsman Corporation compensation cost	$6	$10	$15	$20
Huntsman International compensation cost	6	10	14	18

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $2 million and $7 million for the six months ended June 30, 2023 and 2022, respectively.

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

During each of the six months ended  June 30, 2023 and 2022, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of June 30, 2023 and changes during the six months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2023	3,413	$21.93
Exercised	(54)	21.70
Forfeited	(12)	29.73
Outstanding at June 30, 2023	3,347	21.91	3.8	$19
Exercisable at June 30, 2023	3,262	21.76	3.7	19

As of  June 30, 2023, there was approximately $1 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 0.7 years.

The total intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was approximately nil and $12 million, respectively. Cash received from stock options exercised during the six months ended June 30, 2023 and 2022 was approximately nil and $6 million, respectively. The cash tax benefit from stock options exercised during the six months ended June 30, 2023 and 2022 was approximately nil and $2 million, respectively.

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

We grant two types of performance share unit awards. For one type of performance share unit award, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2023 and 2022, the weighted-average expected volatility rate was 37.6% and 43.5%, respectively, and the weighted average risk-free interest rate was 4.38% and 1.67%, respectively. For the performance share unit awards granted during the six months ended June 30, 2023 and 2022, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

During the first quarter of 2022, we granted a second type of performance share unit award, which also includes a market condition. The performance criteria are our corporate free cash flow achieved relative to targets set by management, modified for the total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the two-year performance period. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended  June 30, 2023, the weighted-average expected volatility rate was 37.9% and the weighted average risk-free interest rate was 1.43%. For the performance share unit awards granted during the six months ended June 30, 2022, the number of shares earned varies based upon the Company achieving certain performance criteria over a two-year performance period. No performance share unit awards of this type were granted during the six months ended June 30, 2023.

A summary of the status of our nonvested shares as of June 30, 2023 and changes during the six months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2023	1,802		$35.15	257	$31.61
Granted	945		36.54	114	30.83
Vested	(718)	(1)(2)	27.25	(165)	29.51
Forfeited	(83)		36.75	(13)	33.93
Nonvested at June 30, 2023	1,946		38.67	193	32.78

(1)

As of June 30, 2023, a total of 115,685 restricted stock units were vested but not yet issued, of which 9,400 vested during the six months ended June 30, 2023. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 264,624 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2022. During the six months ended June 30, 2023, an additional 132,314 performance share unit awards with a grant date fair value of $22.85 were issued due to the target performance criteria being exceeded.

As of June 30, 2023, there was approximately $45 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during the six months ended June 30, 2023 and 2022 was approximately $28 million and $32 million, respectively.

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

Huntsman Corporation

We recorded income tax expense from continuing operations of $39 million and $125 million for the six months ended June 30, 2023 and 2022, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $39 million and $126 million for the six months ended June 30, 2023 and 2022, respectively. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Basic and diluted income per share is determined using the following information (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Income from continuing operations attributable to Huntsman Corporation	$21	$215	$52	$420
Net income attributable to Huntsman Corporation	$19	$228	$172	$451

Denominator:
Weighted average shares outstanding	179.2	205.2	180.9	209.0
Dilutive shares:
Stock-based awards	1.1	1.8	1.4	2.2
Total weighted average shares outstanding, including dilutive shares	180.3	207.0	182.3	211.2

Additional stock-based awards of approximately 1.8 million and 1.2 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2023 and 2022, respectively, and approximately 1.7 million and 1.0 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2023 and 2022, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive.

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

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Polyurethanes	$1,012	$1,353	$2,003	$2,739
Performance Products	307	492	641	972
Advanced Materials	284	336	573	671
Total reportable segments’ revenues	1,603	2,181	3,217	4,382
Intersegment eliminations	(7)	(11)	(15)	(20)
Total	$1,596	$2,170	$3,202	$4,362

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$88	$229	$154	$453
Performance Products	55	152	126	298
Advanced Materials	51	67	99	134
Total reportable segments’ adjusted EBITDA	194	448	379	885

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(15)	(16)	(33)	(30)
Depreciation and amortization—continuing operations	(70)	(68)	(139)	(135)
Corporate and other costs, net(2)	(38)	(38)	(87)	(88)
Net income attributable to noncontrolling interests	12	14	25	31
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(2)	(4)	(3)	(10)
Fair value adjustments to Venator investment, net	(4)	—	(5)	(2)
Certain legal and other settlements and related expenses	(1)	(2)	(2)	(14)
Costs associated with the Albemarle Settlement, net	—	(1)	—	(2)
Gain (loss) on sale of business/assets	1	(7)	1	(11)
Income from transition services arrangements	—	1	—	2
Certain nonrecurring information technology project implementation costs	(1)	(1)	(3)	(3)
Amortization of pension and postretirement actuarial losses	(7)	(10)	(15)	(22)
Plant incident remediation credits	—	5	—	5
Restructuring, impairment and plant closing and transition costs(3)	(8)	(27)	(2)	(30)
Income from continuing operations before income taxes	61	294	116	576

Income tax expense—continuing operations	(28)	(65)	(39)	(125)
(Loss) income from discontinued operations, net of tax	(2)	13	120	31
Net income	$31	$242	$197	$482

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2023	2022	2023	2022
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$88	$229	$154	$453
Performance Products	55	152	126	298
Advanced Materials	51	67	99	134
Total reportable segments’ adjusted EBITDA	194	448	379	885

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(15)	(16)	(33)	(30)
Depreciation and amortization—continuing operations	(70)	(68)	(139)	(135)
Corporate and other costs, net(2)	(38)	(36)	(85)	(83)
Net income attributable to noncontrolling interests	12	14	25	31
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(2)	(4)	(3)	(10)
Fair value adjustments to Venator investment, net	(4)	—	(5)	(2)
Certain legal and other settlements and related expenses	(1)	(2)	(2)	(14)
Costs associated with the Albemarle Settlement, net	—	(1)	—	(2)
Gain (loss) on sale of business/assets	1	(7)	1	(11)
Income from transition services arrangements	—	1	—	2
Certain nonrecurring information technology project implementation costs	(1)	(1)	(3)	(3)
Amortization of pension and postretirement actuarial losses	(7)	(10)	(15)	(22)
Plant incident remediation credits	—	5	—	5
Restructuring, impairment and plant closing and transition costs(3)	(8)	(27)	(2)	(30)
Income from continuing operations before income taxes	61	296	118	581

Income tax expense—continuing operations	(28)	(66)	(39)	(126)
(Loss) income from discontinued operations, net of tax	(2)	13	120	31
Net income	$31	$243	$199	$486

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) fair value adjustments to Venator investment, net; (c) certain legal and other settlements and related expenses; (d) costs associated with the Albemarle Settlement, net; (e) gain (loss) on sale of business/assets; (f) income from transition services arrangements; (g) certain nonrecurring information technology project implementation costs; (h) amortization of pension and postretirement actuarial losses; (i) plant incident remediation credits (j) restructuring, impairment, plant closing and transition costs; and (k) (loss) income from discontinued operations, net of tax.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

As discussed in “Note 3. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements, the results from continuing operations primarily exclude the results of our Textile Effects Business for all periods presented. For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations from continuing operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2023	2022	change	2023	2022	change
Revenues	$1,596	$2,170	(26)%	$3,202	$4,362	(27)%
Cost of goods sold	1,342	1,678	(20)%	2,679	3,355	(20)%
Gross profit	254	492	(48)%	523	1,007	(48)%
Operating expenses, net	196	190	3%	411	422	(3)%
Restructuring, impairment and plant closing costs	8	24	(67)%	1	24	(96)%
Operating income	50	278	(82)%	111	561	(80)%
Interest expense, net	(15)	(16)	(6)%	(33)	(30)	10%
Equity in income of investment in unconsolidated affiliates	28	19	47%	40	34	18%
Other (expense) income, net	(2)	13	NM	(2)	11	NM
Income from continuing operations before income taxes	61	294	(79)%	116	576	(80)%
Income tax expense	(28)	(65)	(57)%	(39)	(125)	(69)%
Income from continuing operations	33	229	(86)%	77	451	(83)%
(Loss) income from discontinued operations, net of tax(1)	(2)	13	NM	120	31	287%
Net income	31	242	(87)%	197	482	(59)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(12)	(14)	(14)%	(25)	(31)	(19)%
Interest expense, net from continuing operations	15	16	(6)%	33	30	10%
Income tax expense from continuing operations	28	65	(57)%	39	125	(69)%
Income tax expense from discontinued operations	1	2	(50)%	16	7	129%
Depreciation and amortization from continuing operations	70	68	3%	139	135	3%
Depreciation and amortization from discontinued operations	—	4	(100)%	—	8	(100)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	2	4		3	10
EBITDA from discontinued operations(1)	1	(19)		(136)	(46)
Fair value adjustments to Venator investment, net	4	—		5	2
Certain legal and other settlements and related expenses	1	2		2	14
Costs associated with the Albemarle Settlement, net	—	1		—	2
(Gain) loss on sale of business/assets	(1)	7		(1)	11
Income from transition services arrangements	—	(1)		—	(2)
Certain nonrecurring information technology project implementation costs	1	1		3	3
Amortization of pension and postretirement actuarial losses	7	10		15	22
Plant incident remediation credits	—	(5)		—	(5)
Restructuring, impairment and plant closing and transition costs(2)	8	27		2	30
Adjusted EBITDA(3)	$156	$410	(62)%	$292	$797	(63)%

Net cash (used in) provided by operating activities from continuing operations				$(82)	$310	NM
Net cash provided by (used in) investing activities from continuing operations				444	(120)	NM
Net cash used in financing activities				(464)	(609)	(24)%
Capital expenditures from continuing operations				(97)	(129)	(25)%

Huntsman International

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2023	2022	change	2023	2022	change
Revenues	$1,596	$2,170	(26)%	$3,202	$4,362	(27)%
Cost of goods sold	1,342	1,678	(20)%	2,679	3,355	(20)%
Gross profit	254	492	(48)%	523	1,007	(48)%
Operating expenses, net	196	188	4%	409	417	(2)%
Restructuring, impairment and plant closing costs	8	24	(67)%	1	24	(96)%
Operating income	50	280	(82)%	113	566	(80)%
Interest expense, net	(15)	(16)	(6)%	(33)	(30)	10%
Equity in income of investment in unconsolidated affiliates	28	19	47%	40	34	18%
Other (expense) income, net	(2)	13	NM	(2)	11	NM
Income from continuing operations before income taxes	61	296	(79)%	118	581	(80)%
Income tax expense	(28)	(66)	(58)%	(39)	(126)	(69)%
Income from continuing operations	33	230	(86)%	79	455	(83)%
(Loss) income from discontinued operations, net of tax(1)	(2)	13	NM	120	31	287%
Net income	31	243	(87)%	199	486	(59)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(12)	(14)	(14)%	(25)	(31)	(19)%
Interest expense, net from continuing operations	15	16	(6)%	33	30	10%
Income tax expense from continuing operations	28	66	(58)%	39	126	(69)%
Income tax expense from discontinued operations	1	2	(50)%	16	7	129%
Depreciation and amortization from continuing operations	70	68	3%	139	135	3%
Depreciation and amortization from discontinued operations	—	4	(100)%	—	8	(100)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	2	4		3	10
EBITDA from discontinued operations(1)	1	(19)		(136)	(46)
Fair value adjustments to Venator investment, net	4	—		5	2
Certain legal and other settlements and related expenses	1	2		2	14
Costs associated with the Albemarle Settlement, net	—	1		—	2
(Gain) loss on sale of business/assets	(1)	7		(1)	11
Income from transition services arrangements	—	(1)		—	(2)
Certain nonrecurring information technology project implementation costs	1	1		3	3
Amortization of pension and postretirement actuarial losses	7	10		15	22
Plant incident remediation credits	—	(5)		—	(5)
Restructuring, impairment and plant closing and transition costs(2)	8	27		2	30
Adjusted EBITDA(3)	$156	$412	(62)%	$294	$802	(63)%

Net cash (used in) provided by operating activities from continuing operations				$(80)	$313	NM
Net cash provided by (used in) investing activities from continuing operations				240	(636)	NM
Net cash used in financing activities				(262)	(94)	179%
Capital expenditures from continuing operations				(97)	(129)	(25)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	June 30, 2023			June 30, 2022
		Tax and			Tax and
	Gross	other(4)	Net	Gross	other(4)	Net
Reconciliation of net income to adjusted net income
Net income			$31			$242
Net income attributable to noncontrolling interests			(12)			(14)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$2	$(1)	1	$4	$(2)	2
Loss (income) from discontinued operations(1)(5)	1	1	2	(19)	6	(13)
Fair value adjustments to Venator investment, net	4	—	4	—	—	—
Certain legal and other settlements and related expenses	1	—	1	2	1	3
Costs associated with the Albemarle Settlement, net	—	—	—	1	—	1
(Gain) loss on sale of business/assets	(1)	—	(1)	7	(1)	6
Income from transition services arrangements	—	—	—	(1)	—	(1)
Certain nonrecurring information technology project implementation costs	1	(1)	—	1	(1)	—
Amortization of pension and postretirement actuarial losses	7	(1)	6	10	(2)	8
Plant incident remediation credits	—	—	—	(5)	1	(4)
Restructuring, impairment and plant closing and transition costs(2)	8	(1)	7	27	(7)	20
Adjusted net income(3)			$39			$250

Weighted average shares-basic			179.2			205.2
Weighted average shares-diluted			180.3			207.0

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.12			$1.05
(Loss) income from discontinued operations			(0.01)			0.06
Net income			$0.11			$1.11

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.12			$1.04
(Loss) income from discontinued operations			(0.01)			0.06
Net income			$0.11			$1.10

Other non-GAAP measures:
Diluted adjusted net income per share(3)			$0.22			$1.21

	Six months			Six months
	ended			ended
	June 30, 2023			June 30, 2022
		Tax and			Tax and
	Gross	other(4)	Net	Gross	other(4)	Net
Reconciliation of net income to adjusted net income
Net income			$197			$482
Net income attributable to noncontrolling interests			(25)			(31)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$3	$(1)	2	$10	$(2)	8
Income from discontinued operations(1)(5)	(136)	16	(120)	(46)	15	(31)
Fair value adjustments to Venator investment, net	5	—	5	2	—	2
Certain legal and other settlements and related expenses	2	—	2	14	(3)	11
Costs associated with the Albemarle Settlement, net	—	—	—	2	—	2
(Gain) loss on sale of businesses/assets	(1)	—	(1)	11	(2)	9
Income from transition services arrangements	—	—	—	(2)	—	(2)
Certain nonrecurring information technology project implementation costs	3	(1)	2	3	(1)	2
Amortization of pension and postretirement actuarial losses	15	(2)	13	22	(5)	17
Plant incident remediation credits	—	—	—	(5)	1	(4)
Restructuring, impairment and plant closing and transition costs(2)	2	(1)	1	30	(8)	22
Adjusted net income(3)			$76			$487

Weighted average shares-basic			180.9			209.0
Weighted average shares-diluted			182.3			211.2

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.29			$2.01
Income from discontinued operations			0.66			0.15
Net income			$0.95			$2.16

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.28			$1.99
Income from discontinued operations			0.66			0.15
Net income			$0.94			$2.14

Other non-GAAP measures:
Diluted adjusted net income per share(3)			$0.42			$2.31

Net cash (used in) provided by operating activities from continuing operations			$(82)			$310
Capital expenditures from continuing operations			(97)			(129)
Free cash flow from continuing operations(3)			$(179)			$181

Effective tax rate			34%			22%
Impact of non-GAAP adjustments, net(6)			(4)%			—
Adjusted effective tax rate			30%			22%

Other cash flow measures:
Cash received from the Albemarle Settlement, net(7)			$—			$78

NM—Not meaningful

(1)	Includes the gain on the sale of our Textile Effects Business in the first quarter of 2023.

(2)	Includes costs associated with transition activities related primarily to our Corporate program to optimize our global approach to leverage shared services capabilities.

(3)	See “—Non-GAAP Financial Measures.”

(4)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.

(5)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(6)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net income to adjusted net income noted above.

(7)	Represents cash received of $332.5 million, net of legal fees and cash taxes paid of approximately $255 million.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment, net; (d) certain legal and other settlements and related expenses; (e) costs associated with the Albemarle Settlement, net; (f) (gain) loss on sale of business/assets; (g) income from transition services arrangements; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation credits; and (k) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) loss (income) from discontinued operations; (c) fair value adjustments to Venator investment, net; (d) certain legal and other settlements and related expenses; (e) costs associated with the Albemarle Settlement, net; (f) (gain) loss on sale of business/assets; (g) income from transition services arrangements; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation credits; and (k) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

For the three months ended June 30, 2023, income from continuing operations attributable to Huntsman Corporation was $21 million, a decrease of $194 million from $215 million in the 2022 period. For the three months ended June 30, 2023, income from continuing operations attributable to Huntsman International was $21 million, a decrease of $195 million from $216 million in the 2022 period. The decreases noted above were the result of the following items:

●

Revenues for the three months ended June 30, 2023 decreased by $574 million, or 26%, as compared with the 2022 period. The decrease was primarily due to lower sales volumes in all our segments and lower average selling prices in all our segments, except for our Advanced Materials segment. See “—Segment Analysis” below.

●

Gross profit for the three months ended June 30, 2023 decreased by $238 million, or 48%, as compared with the 2022 period. The decrease resulted primarily from lower gross profits in all our segments. See “—Segment Analysis” below.

●	Our operating expenses, net and the operating expenses, net of Huntsman International for the three months ended June 30, 2023 increased by $6 million and $8 million, respectively, or 3% and 4%, respectively, as compared with the 2022 period, primarily related to the negative impact of translating foreign currency amounts to the U.S. dollar, partially offset by a decrease in selling, general and administrative expenses.

●

Restructuring, impairment and plant closing costs were $8 million for the three months ended June 30, 2023 as compared with $24 million in the 2022 period. For further information, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Equity in income of investment in unconsolidated affiliates for the three months ended June 30, 2023 increased to $28 million from $19 million in the 2022 period, primarily related to an increase in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●	Other (expense) income, net for the three months ended June 30, 2023 was $(2) million of expense as compared with $13 million of income in the 2022 period, primarily related to an increase in certain periodic pension costs.

●

Our income tax expense for the three months ended June 30, 2023 decreased to $28 million from $65 million in the 2022 period. The income tax expense of Huntsman International for the three months ended June 30, 2023 decreased to $28 million from $66 million in the 2022 period. The decrease in income tax expense was primarily due to the decrease in income from continuing operations before income taxes. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate along with the impact of valuation allowances in certain tax jurisdictions, including a non-cash $8 million tax expense for a valuation allowance increase in our Luxembourg treasury center for the three months ended June 30, 2023. For further information, see “Note 17. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months		Percent
	ended		change
	June 30,		favorable
(Dollars in millions)	2023	2022	(unfavorable)
Revenues
Polyurethanes	$1,012	$1,353	(25)%
Performance Products	307	492	(38)%
Advanced Materials	284	336	(15)%
Total reportable segments’ revenues	1,603	2,181	(27)%
Intersegment eliminations	(7)	(11)	NM
Total	$1,596	$2,170	(26)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$88	$229	(62)%
Performance Products	55	152	(64)%
Advanced Materials	51	67	(24)%
Total reportable segments’ adjusted EBITDA	194	448	(57)%
Corporate and other	(38)	(38)	—
Total	$156	$410	(62)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$88	$229	(62)%
Performance Products	55	152	(64)%
Advanced Materials	51	67	(24)%
Total reportable segments’ adjusted EBITDA	194	448	(57)%
Corporate and other	(38)	(36)	(6)%
Total	$156	$412	(62)%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 19. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended June 30, 2023 vs 2022
	Average selling price(1)
	Local	Foreign currency	Sales	Mix and
	currency	translation impact	volumes(2)	other
Period-over-period increase (decrease)
Polyurethanes	(10)%	(1)%	(10)%	(4)%
Performance Products	(8)%	—	(31)%	1%
Advanced Materials	1%	(1)%	(19)%	4%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended June 30, 2023 compared to the same period of 2022 was primarily due to lower sales volumes, lower MDI average selling prices and the negative impact of foreign currency exchange rate movements against the U.S dollar. Sales volumes decreased primarily due to lower demand, primarily in the Americas. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, lower MDI margins, the negative impact of foreign currency exchange rate movements against the U.S. dollar and a gain from an insurance settlement received in the second quarter of 2022, partially offset by higher equity earnings from our minority-owned joint venture in China and cost savings achieved from our cost optimization programs.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended June 30, 2023 compared to the same period of 2022 was primarily due to lower sales volumes and reduced average selling prices, partially offset by improved sales mix. Sales volumes decreased in all regions primarily due to slowing construction activity and reduced demand in coatings and adhesives, lubes and other industrial markets. The decrease in segment adjusted EBITDA was primarily due to decreased sales volumes and lower average selling prices.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended June 30, 2023 compared to the same period of 2022 was primarily due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to reduced customer demand in our infrastructure markets and the deselection of lower margin business. Average selling prices increased largely due to improved sales mix. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2023, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $38 million, which remained the same as a loss of $38 million for the same period of 2022. For the three months ended June 30, 2023, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $38 million as compared to a loss of $36 million for the same period of 2022. The decrease in adjusted EBITDA from Corporate and other for Huntsman International resulted primarily from an increase in unallocated foreign currency exchange losses, partially offset by a decrease in corporate overhead costs and an increase in LIFO valuation gains.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

For the six months ended June 30, 2023, income from continuing operations attributable to Huntsman Corporation was $52 million, a decrease of $368 million from $420 million in the 2022 period. For the six months ended June 30, 2023, income from continuing operations attributable to Huntsman International was $54 million, a decrease of $370 million from $424 million in the 2022 period. The decreases noted above were the result of the following items:

●

Revenues for the six months ended June 30, 2023 decreased by $1,160 million, or 27%, as compared with the 2022 period. The decrease was primarily due to lower sales volumes in all our segments and lower average selling prices in all our segments, except for our Advanced Materials segment. See “—Segment Analysis” below.

●

Gross profit for the six months ended June 30, 2023 decreased by $484 million, or 48%, as compared with the 2022 period. The decrease resulted primarily from lower gross profits in all our segments. See “—Segment Analysis” below.

●	Our operating expenses, net and the operating expenses, net of Huntsman International for the six months ended June 30, 2023 decreased by $11 million and $8 million, respectively, or 3% and 2% , respectively, as compared with the 2022 period, primarily related to a decrease in selling, general and administrative expenses, partially offset by the negative impact of translating foreign currency amounts to the U.S. dollar.

●

Restructuring, impairment and plant closing costs were $1 million for the six months ended June 30, 2023 as compared with $24 million in the 2022 period. For further information, see “Note 6. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Equity in income of investment in unconsolidated affiliates for the six months ended June 30, 2023 increased to $40 million from $34 million in the 2022 period, primarily related to an increase in income at our PO/MTBE joint venture with China, in which we hold a 49% interest.

●	Other (expense) income, net for the six months ended June 30, 2023 was $(2) million of expense as compared with $11 million of income in the 2022 period, primarily related to an increase in certain periodic pension costs, partially offset by a decrease in certain legal related expenses.

●

Our income tax expense for the six months ended June 30, 2023 decreased to $39 million from $125 million in the 2022 period. The income tax expense of Huntsman International for the six months ended June 30, 2023 decreased to $39 million from $126 million in the 2022 period. The decrease in income tax expense was primarily due to the decrease in income from continuing operations before income taxes. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate along with the impact of valuation allowances in certain tax jurisdictions, including a non-cash $3 million tax expense for a valuation allowance increase in our Luxembourg treasury center for the six months ended June 30, 2023. For further information, see “Note 17. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Six months		Percent
	ended		change
	June 30,		favorable
(Dollars in millions)	2023	2022	(unfavorable)
Revenues
Polyurethanes	$2,003	$2,739	(27)%
Performance Products	641	972	(34)%
Advanced Materials	573	671	(15)%
Total reportable segments’ revenue	3,217	4,382	(27)%
Intersegment eliminations	(15)	(20)	NM
Total	$3,202	$4,362	(27)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$154	$453	(66)%
Performance Products	126	298	(58)%
Advanced Materials	99	134	(26)%
Total reportable segments’ adjusted EBITDA	379	885	(57)%
Corporate and other	(87)	(88)	(1)%
Total	$292	$797	(63)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$154	$453	(66)%
Performance Products	126	298	(58)%
Advanced Materials	99	134	(26)%
Total reportable segments’ adjusted EBITDA	379	885	(57)%
Corporate and other	(85)	(83)	(2)%
Total	$294	$802	(63)%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 19. Operating Segment Information” to our condensed consolidated financial statements.

	Six months ended June 30, 2023 vs June 30, 2022
	Average Selling Price(1)
	Local	Foreign currency	Sales	Mix and
	currency	translation impact	volumes(2)	other
Period-Over-Period (Decrease) Increase
Polyurethanes	(6)%	(2)%	(16)%	(3)%
Performance Products	(4)%	—	(31)%	1%
Advanced Materials	3%	(2)%	(20)%	4%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to lower sales volumes, lower MDI average selling prices and the negative impact of foreign currency exchange rate movements against the U.S. dollar. Sales volumes decreased primarily due to lower demand, primarily in Europe and the Americas. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, lower MDI margins, the negative impact of foreign currency exchange rate movements against the U.S. dollar and a gain from an insurance settlement received in the second quarter of 2022, partially offset by higher equity earnings from our minority-owned joint venture in China and cost savings achieved from our cost optimization programs.

Performance Products

The decrease in revenues in our Performance Products segment for the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to lower sales volumes and reduced average selling prices, partially offset by improved sales mix. Sales volumes decreased in all regions primarily due to slowing construction activity, reduced demand in coatings and adhesives, lubes and other industrial markets. The decrease in segment adjusted EBITDA was primarily due to decreased sales volumes and lower average selling prices.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to lower sales volumes, partially offset by higher average selling prices. Sales volumes decreased primarily due to reduced customer demand in our infrastructure markets and the deselection of lower margin business. Average selling prices increased largely in response to higher raw material, energy and logistics costs as well as improved sales mix. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2023, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $87 million, which remained relatively the same as a loss of $88 million for the same period of 2022. For the six months ended June 30, 2023, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $85 million as compared to a loss of $83 million for the same period of 2022. The decrease in adjusted EBITDA from Corporate and other for Huntsman International resulted primarily from an increase in unallocated foreign currency exchange losses, partially offset by a decrease in corporate overhead costs and an increase in LIFO valuation gains.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

Net cash (used in) provided by operating activities from continuing operations for the six months ended June 30, 2023 and 2022 was $(82) million and $310 million, respectively. The increase in net cash used in operating activities from continuing operations during the six months ended June 30, 2023 as compared with the same period of 2022 was primarily attributable to decreased operating income as described in “—Results of Operations” above for the six months ended June 30, 2023 as compared with the same period of 2022, partially offset by a net cash inflow of $47 million related to changes in operating assets and liabilities.

Net cash provided by (used in) investing activities from continuing operations for the six months ended June 30, 2023 and 2022 was $444 million and $(120) million, respectively. During the six months ended June 30, 2023 and 2022, we paid $97 million and $129 million for capital expenditures, respectively. During the six months ended June 30, 2023, we received $541 million for the sale of businesses, net, primarily related to net proceeds of $530 million from the sale of our Textile Effects Business. See “Note 3. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

Net cash used in financing activities for the six months ended June 30, 2023 and 2022 was $464 million and $609 million, respectively. During the six months ended June 30, 2023, we repaid $164 million against the outstanding balances under our 2022 Revolving Credit Facility and our A/R Programs. During the six months ended June 30, 2023 and 2022, we paid $194 million and $504 million for repurchases of our common stock, respectively.

Free cash flow from continuing operations for the six months ended June 30, 2023 and 2022 was a use of cash of $179 million and proceeds of cash of $181 million, respectively. The decrease in free cash flow from continuing operations was primarily attributable to an increase in cash used in operating activities from continuing operations, partially offset by a decrease in cash used for capital expenditures during the six months ended June 30, 2023 as compared with the same period of 2022.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	June 30,	December 31,	Increase	Percent
	2023	2022	(decrease)	change
Cash and cash equivalents	$502	$654	$(152)	(23)%
Accounts and notes receivable, net	861	834	27	3%
Inventories	1,012	995	17	2%
Other current assets	145	190	(45)	(24)%
Current assets held for sale(1)	—	472	(472)	(100)%
Total current assets	2,520	3,145	(625)	(20)%

Accounts payable	745	961	(216)	(22)%
Accrued liabilities	374	429	(55)	(13)%
Current portion of debt	11	66	(55)	(83)%
Current operating lease liabilities	46	51	(5)	(10)%
Current liabilities held for sale(1)	—	194	(194)	(100)%
Total current liabilities	1,176	1,701	(525)	(31)%
Working capital	$1,344	$1,444	$(100)	(7)%

(1)

Total assets and liabilities held for sale as of December 31, 2022 are classified as current because we completed the sale of our Textile Effects Business on February 28, 2023. For more information see “Note 3. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

Our working capital decreased by $100 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $152 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022.”

●	Other current assets decreased by $45 million primarily due to amortization of deferred charges related to insurance premiums.

●	Accounts payable decreased by $216 million primarily due to a decrease in non-trade payables related to insurance premiums and a reduction of capital accruals.

●	Accrued liabilities decreased by $55 million primarily related to a decrease in accrued compensation costs and accrued restructuring costs.

●	Current portion of debt decreased by $55 million primarily due to the repayment in full of the outstanding balance under our 2022 Revolving Credit Facility.

Short-Term Liquidity

We depend upon our cash, our 2022 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2023, we had $1,866 million of combined cash and unused borrowing capacity, consisting of $502 million in cash, $1,187 million in availability under our 2022 Revolving Credit Facility and $177 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

●

During 2023, we expect to spend between approximately $230 million to $250 million on capital expenditures. Our future expenditures include certain environmental, health and safety upgrades; expansions of our existing manufacturing and other facilities; certain cost reduction projects, including those described below; and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.

●	During the remainder of 2023, we expect to make additional contributions to our pension and other postretirement benefit plans of approximately $19 million.

●	During the second half of 2023, we expect to repurchase approximately $200 million of shares of our common stock.

●

On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma and received net proceeds of $530 million, determined as the preliminary purchase price of $593 million less $5 million for certain costs paid by Archroma on our behalf, $30 million of estimated net working capital adjustments and $28 million of cash that will be reimbursed to us as part of the final post-closing adjustments anticipated in 2023. Through the second quarter of 2023, we have paid cash taxes of approximately $21 million, and we expect to pay additional cash taxes of approximately $20 million.

Long-Term Liquidity

●

During 2020, management implemented cost realignment and synergy plans. In connection with these plans, we remain committed to achieving annualized cost savings and synergy benefits of approximately $140 million during 2023, as previously communicated. During 2021, management implemented additional cost realignment plans, and in connection with these plans, we expect to achieve further annualized cost savings of approximately $100 million by the end of 2023. Associated with these plans, we expect cash costs of approximately $210 million, including approximately $30 million of capital expenditures, through 2024, of which we have spent approximately $180 million to date.

●

In early November 2022, we announced our commitment and specific plans to further realign our cost structure beyond the current in-progress cost optimization plans noted above with additional restructuring in Europe. This program will include exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this program, we currently expect to achieve annualized cost savings of approximately $40 million by the end of 2023. Associated with this program, we expect cash costs of approximately $70 million, including approximately $23 million of capital expenditures, through 2025, of which we have spent approximately $7 million to date.

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

As of June 30, 2023, we had $11 million classified as current portion of debt, including debt at our variable interest entities of $10 million and certain other short-term facilities and scheduled amortization payments totaling $1 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of June 30, 2023, we had approximately $417 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2023.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
April 1 - April 30	704,748	$26.76	704,748	$777,000,000
May 1 - May 31	2,100,381	25.46	2,100,381	723,000,000
June 1 - June 30	986,545	25.68	984,940	698,000,000
Total	3,791,674	25.76	3,790,069

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)	On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the second quarter of 2023, we repurchased 3,790,069 shares of our common stock for approximately $98 million, including commissions, under this share repurchase program.

ITEM 6. EXHIBITS

See the Exhibit Index at the end of this Quarterly Report on Form 10-Q for exhibits filed with this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Huntsman Incorporation, effective as of April 21, 2023	8-K	3.1	April 26, 2023
3.2		Seventh Amended and Restated Bylaws of Huntsman Corporation, effective as of April 21, 2023	8-K	3.2	April 26, 2023
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2023	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)