Form 10-K
period 2023-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2024-02-22
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	42-1648585
333-85141	Huntsman International LLC 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	HUN	New York Stock Exchange
Huntsman International LLC	NONE	NONE	NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation/Huntsman International LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation/Huntsman International LLC	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation/Huntsman International LLC	Yes ☐	No ☒

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

On June 30, 2023, the last business day of the registrants’ most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$4,518,832,582(1)
Huntsman International LLC	Units of Membership Interest	NA(2)

(1)	Based on the closing price of $27.02 per share of common stock as quoted on the New York Stock Exchange.
(2)	All units of membership interest are held by Huntsman Corporation, an affiliate.

On February 7, 2024, the number of shares outstanding of each of the registrant’s classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	172,279,907
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of Huntsman Corporation’s fiscal year ended December 31, 2023.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2023 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2023 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

With respect to Huntsman Corporation, certain information set forth in this report contains “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting standards; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are a global manufacturer of diversified organic chemical products. We operate in three segments: Polyurethanes, Performance Products and Advanced Materials. Our products comprise many different chemicals and chemical formulations, which we market globally to a wide range of consumers that consist primarily of industrial and building product manufacturers. Our products are used in a broad range of applications, including those in the adhesives, aerospace, automotive, coatings and construction, construction products, durable and non-durable consumer products, electronics, insulation, packaging, power generation and refining. Many of our products offer effects such as premium insulation in homes and buildings and the light weighting of airplanes and automobiles that help conserve energy. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride and epoxy-based polymer formulations. Our revenues for the years ended December 31, 2023, 2022 and 2021 were $6,111 million, $8,023 million and $7,670 million, respectively.

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

Our Products

(1)

Percentage allocations in this chart do not give effect to Corporate and other unallocated items and eliminations. For a reconciliation of total adjusted EBITDA to net income attributable to Huntsman Corporation and cash provided by operating activities from continuing operations, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

The following table identifies the key product lines, principal end markets and applications, representative customers, raw materials and representative competitors of each of our business segments:

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

Benzene, chlorine and industrial gases
	Polyols	Polyols are combined with MDI and other isocyanates to create a broad spectrum of polyurethane products, such as rigid and flexible foams and other non-foam applications.	Autoneum, Carpenter, GAF, Johns Manville, LafargeHolcim, Lear, Louisiana Pacific, Magna, Schmitz Cargobull, TopBuild and West Fraser	PO, polyester polyols and EO	BASF, Carlisle Construction Materials, Coim, Covestro, Dow, Lubrizol and Wanhua Chemical Group
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

		Afton, Bayer, Chevron Oronite, DuPont, Evonik, Infineum, Lubrizol, Olin, PPG and Quadra Chemicals	EO, PO, glycols, ethylene dichloride, caustic soda, ammonia, hydrogen, methylamines and acrylonitrile	BASF, Delamine, Dow, Evonik, Nouryon and Tosoh
Maleic anhydride

Maleic anhydride is an intermediate chemical used primarily to produce unsaturated polyester resins (UPRs). UPRs are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and food acidulants.

		Afton, BASF, Chevron Oronite, Infineum, Ingevity, Primient and Solenis	Normal butane	AOC, Bartek, INEOS, Lanxess and Polynt-Reichhold

Advanced Materials	Technologically- advanced epoxy, phenoxy, acrylic, polyurethane and acrylonitrile-butadiene-based polymer formulations	Aerospace and industrial adhesives; composites for aerospace, automotive, sport equipment and infrastructures; electrical power transmission and electric vehicles; automotive industrial and consumer electronics.	ABB, BMW, Bodo Moeller, Boeing, Bosch, GMZ, Isola, Motic (Xiamen), Schneider, Siemens, Speed Fair and TTM	BLR, epichlorohydrin, amines, polyols, isocyanates, acrylic materials, hardeners, fillers, butadiene and acrylonitrile	3M, Henkel, Westlake and Xiongrun
High performance thermoset resins, curing and toughening agents and carbon nanotubes additives

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

Polyurethanes

General

We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, polyols and TPU (each discussed in more detail below under “Products and Markets”). Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on the higher-margin, higher-growth markets for differentiated MDI-based polyurethane systems and polyurethane component molecules. Volume growth in our Polyurethanes segment has been driven primarily by global economic activity and the continued substitution of MDI-based products for other materials across a broad range of applications. We operate three major polyurethane manufacturing facilities in the United States (“U.S.”), Europe and China. We also operate 26 strategically located downstream facilities, of which 17 are polyurethane formulation facilities, commonly referred to in the chemical industry as “systems houses”. Our systems houses are located in close proximity to our customers worldwide, which enables us to focus on customer support, technical service and a differentiated product offering. We also operate two specialty polyester polyol manufacturing facilities focused on the insulation market, three downstream TPU manufacturing facilities in the U.S., Europe and China and two spray polyurethane foam (“SPF”) manufacturing sites located in the U.S. and Canada.

Our customers produce polyurethane-based products through the combination of an isocyanate, such as MDI, with polyols, which are derived largely from PO. We are able to produce over 2,500 distinct MDI-based polyurethane products by modifying the MDI molecule through varying the proportion and type of polyol used and by introducing other chemical additives to our MDI formulations. As a result, polyurethane products, especially those derived from MDI, are continuing to replace traditional products in a wide range of end-use markets, including insulation in construction and cold chain, cushioning for automotive and furniture, coatings, adhesives, wood binders for construction and furniture, footwear and other specialized engineering applications.

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

Huntsman Building Solutions (“HBS”) is a leading North American manufacturer and distributor of SPF insulation systems for residential and commercial applications. Our SPF products offer significant environmental benefits, as our proprietary manufacturing process transforms raw material from low quality PET plastic bottles into highly effective energy-saving polyurethane insulation. HBS offers attractive growth potential as energy efficiency standards and requirements increase globally and continue to shift towards a greener economy.

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

MDI. MDI is an aromatic diisocyanate molecule used in the manufacture of polyurethane-based products. MDI can be used to make polyurethanes with a broad range of properties and can therefore be used in a wide range of applications. We believe that MDI and formulated MDI systems, which combine MDI and polyols, will continue to grow at a multiple of global GDP driven by the megatrends of energy management, food preservation, demographics and urbanization/transportation. MDI offers key products benefits of energy efficiency, comfort and durability aligned with these megatrends. We believe that MDI and formulated MDI systems will continue to substitute for alternative materials, such as fiberglass in insulation, phenol formaldehyde in wood binders and TDI in automotive and furniture. Specialty cushioning and insulation applications, thermoplastic polyurethanes and adhesives and coatings will further contribute to the continued growth of MDI. MDI experiences some seasonality in its sales reflecting its exposure to seasonal construction-related end markets, such as insulation and composite wood products. Sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

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

Our strategy is focused on growing our differentiated product offering (differentiated MDI and polyols, formulated MDI-based systems and TPU), which requires a greater emphasis on formulating capability and technical solutions to help our downstream customers meet the desired effect required in their applications. The diagram below provides an overview of how we leverage our technology and experience with the MDI splitter by transforming crude MDI into differentiated higher value systems and markets.

Huntsman Polyurethanes

Differentiation is a Continuum

Crude MDI
MDI Splitter
Optimize splitter output for highest value split
Monomeric ("Pure") MDI and Mixed Isomers
Polymeric MDI
Polyol Formulations & Specialty MDI Variants
Elastomers
Automotive
Huntsman Building Solutions
Furniture
Adhesives & Coatings
pMDI-Based Insulation Systems
Formula pMDI
Commodity Pure MDI
Commodity pMDI

Sales and Marketing

We market our polyurethane chemicals to over 6,300 customers in more than 90 countries. Our sales, marketing and technical resources are organized to support major regional markets and key end-use markets, some of which require a coordinated global approach, such as key accounts across the automotive and elastomers markets. These regional key end-use markets include our insulation businesses, footwear, furniture and other construction and industrial markets. We sell both directly and indirectly to customers, the latter via a network of distributors and agents who in turn sell our products to customers who cannot be served as cost effectively by our internal sales groups.

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

Our strategy is to grow the capabilities of our downstream facilities both organically and inorganically. As a result, we have made a number of “bolt-on” acquisitions in the last decade to expand our downstream footprint and align with our strategic intent. Along with this, we continuously evaluate our global footprint to better utilize our assets and systems houses while providing strong customer support and technical service.

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

Manufacturing and Operations

Our world-scale MDI production facilities are located in Geismar, Louisiana; Rotterdam, the Netherlands; and Caojing, China. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities and third-party suppliers. We believe that this relative scale and product integration of our large facilities is necessary to provide cost competitiveness in MDI production. At our Geismar, Rotterdam and Caojing facilities we utilize sophisticated proprietary technology to produce MDI. This technology contributes to our position as a low-cost MDI producer. Our global production capacity of MDI, polyols and TPU is approximately 2.8 billion pounds, 0.7 billion pounds and 0.1 billion pounds, respectively.

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

Chinese MDI Joint Venture. On January 31, 2024, we completed the planned separation and acquisition of assets of Shanghai Liengheng Isocyanate Investment BV (“SLIC”), our manufacturing joint venture with BASF and three Chinese chemical companies. Following the separation, we now operate an independent manufacturing facility at our site in Caojing, China producing crude MDI. This facility is part of our existing Huntsman Polyurethanes Shanghai Ltd. (“HPS”), site, which is our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd that also manufactures pure MDI, polymeric MDI, MDI variants and formulated MDI systems. We own 70% of HPS and it is consolidated in our financial statements. For more information, see “Note 1. General—Recent Developments—Separation and Acquisition of Assets of SLIC Joint Venture” to our consolidated financial statements.

Chinese PO/MTBE Joint Venture. In November 2012, we entered into an agreement to form a joint venture with Sinopec. The joint venture involved the construction and operation of a PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. We account for this investment under the equity method.

Raw Materials

The primary raw materials for MDI-based polyurethane chemicals are benzene, chlorine, caustic, carbon monoxide, nitric acid and formaldehyde. Benzene is a widely available commodity that we purchase from third parties to manufacture nitrobenzene and aniline, almost all of which we then use to produce MDI. Historically, benzene has been the largest component of our raw material costs. In recent years, the costs of natural gas-related raw materials in Europe have been volatile.

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

Performance Products

General

Our Performance Products segment has leading global positions in the manufacture and sale of amines and maleic anhydride and serves a wide variety of consumer and industrial end markets. Our Performance Products segment is organized by region and product family: amines (both performance amines and ethyleneamines) as well as maleic anhydride.

We produce a wide range of amines in seven manufacturing facilities in North America, Europe, the Middle East and Asia. We believe we are the largest global producer of polyetheramines, the largest producer of 2-(2-amino ethoxy) ethanol (sold under our DGA® brand), the largest global producer of the full range of ethyleneamines and a leading global producer of low emission polyurethane catalysts. We are the only producer and largest supplier of propylene carbonate and ethylene carbonate in North America. We believe we are the largest producer of maleic anhydride outside of China and the second largest globally with three production facilities in North America and Europe.

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

Product group	Applications
Polyetheramines	Epoxy composites, construction and flooring, paints and coatings, adhesives, fuel additives, agrochemicals, oilfield chemicals and pigment dispersion
Ethyleneamines	Chemical building block used in lubricant additives, epoxy hardeners, wet strength resins, oilfield chemicals, water treatment and fungicides
Diversified and specialty amines, including DGA™ Agent, JEFFCAT® catalysts and E-GRADE® specialty amines and carbonates	Gas treating, agrochemicals, polyurethane insulation and flexible foams, E-GRADE® specialty amines for semiconductor manufacturing and electrolytes for electric vehicle batteries

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

Our amines are used in a wide variety of mainly industrial applications, including composites, paints and coatings, fuel and lubricant additives, agrochemicals, gas treating, oilfield chemicals, polyurethane insulation and flexible foams, semiconductor manufacturing and solvents. Our amines customers include Afton, Bayer, Chevron Oronite, DuPont, Evonik, Infineum, Lubrizol, Olin, PPG and Quadra Chemicals.

Maleic Anhydride. Maleic anhydride is a highly versatile chemical intermediate used for products sold into construction, infrastructure, industrial and marine applications. Notably, maleic anhydride is used to produce unsaturated polyester resins (UPRs), which are mainly used in the production of fiberglass reinforced resins. Maleic anhydride is also used in the production of lubricant additives as well as food additives and artificial sweeteners.

Product group	Applications
Maleic anhydride	Construction, lubricant additives, marine, automotive, agrochemicals, paper and food additives

Maleic anhydride is produced by oxidizing either benzene or normal butane using a catalyst. Our maleic anhydride technology is a proprietary fixed bed butane-based process with a solvent recovery and refining system. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride-based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which utilize PO, butadiene or acetylene as feedstocks. As a result, the growth in demand for BDO supports growing demand for our maleic anhydride technology. Generally, changes in price have resulted from a combination of changes in industry capacity utilization and underlying raw material costs. Our maleic anhydride customers include Afton, BASF, Chevron Oronite, Infineum, Ingevity, Primient and Solenis.

Sales and Marketing

We sell approximately 250 products to over 850 customers globally through our regional sales and marketing organizations, which have extensive market knowledge, considerable chemical industry experience and well-established customer relationships.

In more specialty products for certain markets (e.g., coatings, fuel additives, epoxy-based composites, construction, automotive, polymer modification, energy and semiconductor manufacturing), our marketing efforts are focused on how our product offerings perform in customer applications. We believe that this approach enhances the value of our product offerings and creates opportunities for ongoing differentiation in our development activities with our customers.

We provide extensive pre- and post-sales technical service support to our customers. Our research and development function creates solutions to meet our customers unique and changing requirements. These technical professionals interact closely with our marketing managers and business leadership teams to help guide future offerings and market approach strategies. In addition to our focused direct sales efforts, we maintain an extensive global network of distributors and agents that also sell our products. These distributors and agents typically promote our products to smaller end-use customers who cannot be served as cost effectively by our direct sales forces.

Manufacturing and Operations

Our Performance Products segment has the capacity to produce a variety of products at 10 manufacturing locations in North America, EAME and APAC. Our global production capacity of amines is approximately 0.9 billion pounds and our North America and EAME production capacity of maleic anhydride is approximately 0.6 billion pounds.

Our amines facilities are located globally. These facilities have a competitive cost base and use modern manufacturing units that allow for flexibility in production capabilities and technical innovation.

Several of our facilities are located within large integrated petrochemical manufacturing complexes. We believe this results in greater scale and lower costs for our products than we would be able to obtain if these facilities were standalone operations. These include our maleic anhydride facilities in Pensacola, Florida, Geismar, Louisiana and Moers, Germany; our amines facilities in Freeport, Texas and Port Neches, Texas; and the amines facility of Arabian Amines Company (“AAC”), our consolidated manufacturing joint venture with the Zamil Group in Jubail, Saudi Arabia.

Joint Venture

We consolidate the results of AAC, our 50%-owned manufacturing joint venture with the Zamil Group. AAC operates an ethyleneamines manufacturing plant in Jubail, Saudi Arabia. The plant has an approximate annual capacity of 70 million pounds. We purchase and then market all the production from this joint venture.

Raw Materials

The main raw materials used in the production of our amines are EO, PO, glycols, EDC, caustic soda, ammonia, hydrogen, methylamines, and acrylonitrile. Most of these raw materials are available from multiple sources in the merchant market at competitive prices.

Maleic anhydride is produced by the reaction of normal butane with oxygen. The principal raw material is normal butane, which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge, to our facility in Geismar, Louisiana via pipeline and to our Moers, Germany site by railcar.

Competition

There are a small number of competitors for many of our amines due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Our global competitors include BASF, Delamine, Dow, Evonik, Nouryon and Tosoh. We compete primarily based on product performance, new product innovation and price.

In our maleic anhydride market, we compete primarily based on price, customer service, technical support, reliability of supply and logistics management. Our competitors include AOC, Bartek, INEOS, Lanxess and Polynt-Reichhold. In our maleic anhydride technology licensing market, our primary competitor is Conser. We compete primarily based on technological performance and service.

Advanced Materials

General

Our Advanced Materials segment is a leading global manufacturer and marketer of technologically-advanced epoxy, phenoxy, acrylic, polyurethane, mercaptan and acrylonitrile butadiene-based polymer products as well as carbon nanomaterials. We focus on chemical compounds and formulations that are used to address customer-specific needs in a wide variety of industrial and consumer applications. Our products are used either as replacements for traditional materials or in applications where traditional materials do not meet demanding engineering specifications. For example, structural adhesives are used to replace metal rivets and advanced composites are used to replace traditional aluminum panels and other steel materials to lighten structures in aerospace, automotive and other transportation. Our Advanced Materials segment is characterized by the breadth of our product offering, our expertise in complex chemistry, our long-standing relationships with our customers, our ability to develop and adapt our technology and our applications expertise for new markets and new applications.

We operate synthesis, formulating and production facilities in North America, Europe, Asia and South America. We sell to over 1,700 customers in the following end markets: aerospace, automotive, oil and gas, liquid natural gas transport, coatings and construction, printed circuit boards, consumer, industrial and automotive electronics, consumer and industrial appliances, electrical power transmission and distribution, recreational sports equipment, medical appliances and food and beverage packaging.

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

Our Advanced Materials segment has a long history of delivering a wide range of solutions meeting stringent requirements for automotive electronics applications, such as high temperature and chemical resistance, flame-retardancy and excellent mechanical and dielectric properties. The strong global push for electric vehicles opens new opportunities in electric motor thermal management, hydrogen storage systems and battery performance enhancement with our innovative encapsulants, composite systems, toughening agents and carbon nanomaterials.

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

General Industry. We offer high-performance adhesives and composite formulations, specialty resins, toughening agents and rubber polymers to a large variety of industrial applications, such as sport equipment, leisure and shipping boats, engineering machineries, consumer electronics, rubber consumables and the do-it-yourself market.

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

Manufacturing and Operations

We are a global business serving customers in three principal geographic regions: EAMEI, Asia and the Americas. In order to service our customers efficiently, we maintain both synthesis and formulations manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers.

We are currently completing the build and commissioning of a pilot plant in San Antonio, Texas specifically designed to produce high-value MIRALON® carbon nanomaterials, as well as clean hydrogen for sale into the hydrogen market. This pilot plant will demonstrate improved production capability and production of carbon at significantly higher volumes than has historically been produced at our Merrimack, New Hampshire research and development site. This reactor design will form the basis of a larger kiloton (carbon) scale commercial reactor, which will address the needs of markets such as battery additives and provide a commercial scale source of hydrogen for applications in chemical production and other process industries.

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

Coatings Infrastructure. Our long-standing position in these markets is served by our specialty resins and additives. Our additives and specialty resins offerings, including epoxy hardeners, phenoxy and acrylonitrile-butadiene reactive liquid polymers and high solid or water-based components, are value-added products that allow our customers to differentiate their own products. Our major competitors include Aditya Birla, Allnex, Evonik, Kukdo and Westlake.

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

RESEARCH AND DEVELOPMENT

We support our businesses with a major commitment to research and development, technical services and process engineering improvement. Our research and development centers are located in The Woodlands, Texas; Tienen, Belgium; Basel, Switzerland; Merrimack, New Hampshire; and Shanghai, China. Other process development/technical service centers are located in Deggendorf, Germany, Auburn Hills, Michigan and Derry, New Hampshire (Polyurethanes); and Monthey, Switzerland, MacIntosh, Alabama, Akron, Ohio and Panyu, China (Advanced Materials).

INTELLECTUAL PROPERTY RIGHTS

Proprietary protection of our processes, apparatuses and other technology and inventions is important to our businesses. We own approximately 2,610 unexpired patents and have approximately 970 patent applications (including provisionals) currently pending. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

We have associated brand names with a number of our products, and we have approximately 2,915 trademark registrations and 132 pending trademark applications globally. These registrations and applications include extensions of protection under the Madrid system for the international registration of marks. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors or that the value of our trademarks will not be diluted.

Because of the breadth and nature of our intellectual property rights and our business, we do not believe that any single intellectual property right (other than certain trademarks, for which we intend to maintain the applicable registrations) is material to our business. Moreover, we do not believe that the termination of intellectual property rights expected to occur over the next several years, either individually or in the aggregate, will materially adversely affect our business, financial condition or results of operations.

HUMAN CAPITAL MANAGEMENT

As of December 31, 2023, we employed approximately 6,000 associates in our operations around the world. Approximately 2,000 of these employees are located in the U.S., while approximately 4,000 are located in other countries.

We believe our employees are the foundation of our success. Our overall talent acquisition and retention strategy is designed to attract and retain diverse and qualified candidates to meet our performance goals on an ongoing basis and enable the success of our Company. Our key areas of focus include:

Health and Safety: Our global health and safety programs are designed around dedicated environmental, health and safety (“EHS”) Standards and Procedures specifically tailored at the facility level to address the different jurisdictions and regulations, specific operating hazards and unique working environments. The Company’s objectives focus on regulatory compliance and protection of people and the environment. Compliance with the EHS Standards and Procedures are evaluated through site self-audits as well as regularly scheduled Corporate EHS audits. In addition, other management systems applicable to many of our sites include third party verification of Responsible Care® and ISO 14001. A key metric used to assess the safety performance of our operations is the ASTM 2920 Level 1 injury rate, which follows a uniform international method for recording occupational injuries and illnesses. In the years ended December 31, 2023 and 2022, we had injury rates of 0.13 and 0.21, respectively.

Ethics and Compliance: At Huntsman our commitment to our values of Honesty, Integrity, Respect and Responsibility unite us globally and fosters high ethical standards in our relationships with each other, with our customers and with all those we do business. Our Business Conduct Guidelines, along with the policies and procedures referenced within the guidelines, provide guidance for all employees on topics such as anti-corruption and bribery, anti-trust and competition law, discrimination including our policy on harassment and retaliation, privacy, appropriate use of company assets, protecting confidential information and reporting concerns and violations. The guidelines are used to reinforce our commitment to operating in a fair, honest, responsible and ethical manner and to emphasize the importance of having an open and welcoming environment in which all employees feel empowered to do what is right. Should potential violations of the guidelines, policies, procedures or the law occur, employees are encouraged to voice concerns promptly and are reminded that we do not tolerate retaliation against anyone who reports a potential violation in good faith. All employees are required to complete the training on the Business Conduct Guidelines annually, and our Chief Compliance Officer reports matters related to the Business Conduct Guidelines to the Audit Committee of our Board of Directors on a quarterly basis.

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

General

We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to occupational health and safety, process safety, pollution, protection of the environment and natural resources, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, or injunctions limiting or prohibiting our operations altogether. In addition, some environmental laws may impose liability on a strict or joint and several basis. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations and make significant environmental compliance expenditures. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities. Information related to EHS matters may also be found in other areas of this report including “—Item 1A. Risk Factors” and “Note 2. Summary of Significant Accounting Policies—Environmental Expenditures” and “Note 21. Environmental Health and Safety Matters” to our consolidated financial statements.

Environmental, Health and Safety Systems

We are committed to achieving and maintaining compliance with all applicable EHS legal requirements, and we have developed policies and management systems that are designed to identify the myriad EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, improve the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. We cannot guarantee, however, that these policies and systems will always be effective or that we will be able to manage EHS legal requirements without incurring substantial costs. Although EHS legal requirements are constantly changing and, for that reason, are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and reducing overall risk to us. For the years ended December 31, 2023, 2022 and 2021, our capital expenditures for EHS matters totaled $30 million, $44 million and $36 million, respectively, and our estimated capital expenditures for EHS matters for 2024 is expected to be approximately $40 million.

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

In cases where our potential liabilities arise from historical contamination based on operations and other events occurring prior to our ownership of a business or specific facility, we frequently obtain an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liabilities. We cannot assure you, however, that the liabilities for all such matters subject to indemnity will be honored by prior owners or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

Regulatory Matters

Greenhouse Gas Regulation and Climate Change

Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, which may be contributing to changes in the earth’s climate. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union (the “EU”), agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the EU GHG Emissions Trading System (“ETS”), established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, continues in its fourth phase. The European Commission (the “EC”) established a market stability reserve that started operating in 2019 and addresses a surplus of allowances and improves the system’s resilience to major shocks by adjusting the supply of allowances to be auctioned. In addition, the EU has set a binding target to reduce domestic GHG emissions by at least 40% below 1990 levels by 2030 and a binding target to increase the share of renewable energy to at least 32% of the EU’s energy consumption by 2030. In July 2021, the EC proposed legislation to increase its GHG emission reduction target to at least 55% and the renewable energy target to 40%. In January 2024, the EC communicated support for a 90% reduction in GHG emissions by 2040.

Moreover, beginning in 2026, the EU’s Corporate Sustainability Reporting Directive will mandate reporting of wide-ranging environmental, social, and governance (“ESG”) data, which is estimated to affect a significant number of companies in the EU and foreign companies with EU operations—including some companies based in the U.S. Affected companies or their EU-based subsidiaries will be required to report on matters ranging from pollution to biodiversity, business conduct, and climate change. Failure to do so could result in financial liabilities, civil or criminal penalties, and reputational risks.

In addition, at the 2015 United Nations Framework Convention on Climate Change in Paris, the U.S. and nearly 200 other nations entered into an international climate agreement, which went into effect in November 2016 (the “Paris Agreement”). Although the Paris Agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The U.S. rejoined the Paris Agreement on February 19, 2021. In addition, in September 2021, U.S. President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (“COP26”), over 100 countries have joined the Global Methane Pledge.

Domestic efforts to curb GHG emissions are being driven by the U.S. Environmental Protection Agency’s (the “EPA”) GHG regulations and similar programs of certain states. To the extent that our domestic operations are subject to the EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the federal Clean Air Act’s (the “CAA”) requirements for pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases Rule, and any further regulation may increase our operational costs. In April of 2022, the U.S. Securities and Exchange Commission (“SEC”) proposed new rules regarding the reporting of GHG emissions and impacts of such emissions and climate change generally on businesses subject to SEC reporting requirements. These rules, if adopted, could result in additional costs to prepare financial statements and additional liability. It is uncertain at this time whether the rules, as proposed, will be adopted and go into effect.

Furthermore, in October 2023, the state of California enacted significant corporate climate disclosure legislation (S.B. 261) that will require annual reporting of GHG emissions (Scope 1, 2 and 3 in accordance with the Greenhouse Gas Protocol) for public and private companies with over $1 billion in gross annual revenue that are doing business in California. Phased-in disclosure requirements (and assurance) begin in 2026, covering the prior year. In addition, separate California legislation (S.B. 253) requires biennial climate risk reporting in accordance with the Task Force for Climate-related Financial Disclosure (“TCFD”) recommendations by public and private companies with over $500 million in annual revenue that are doing business in California. First reports will need to be published on or before January 1, 2026. These California laws are currently subject to legal challenge, and the outcome and effect of this litigation is uncertain. However, if these laws ultimately withstand legal challenge, they could result in additional costs to prepare and comply with required regulatory reporting and additional liability.

We are already managing and reporting GHG emissions, to varying degrees, as required by law for our sites in locations subject to U.S. federal and state requirements, Kyoto Protocol obligations, and/or ETS requirements. Although these sites are subject to existing GHG legislation, few have experienced or anticipate significant cost increases because of these programs, although it is possible that GHG emission restrictions may increase over time. Potential consequences of such restrictions include capital requirements to modify assets to meet GHG emission restrictions and/or increases in energy costs above the level of general inflation, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

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

BLR—base liquid resin

DGA® Agent—DIGLYCOLAMINE® agent

DPA—diphenylamine

EDC—ethylene dichloride

EO—ethylene oxide

MDA—methylene dioxy amphetamine

MDI—methyl diphenyl diisocyanate

MTBE—methyl tertiary-butyl ether

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Our industry is affected by global economic factors, including risks associated with volatile economic conditions, and the economic environment, inflation, elevated interest rates, recessions or prolonged periods of slow economic growth and global instability have had, and may continue to have, significant effects on our customers and suppliers and have had, and may in the future continue to have, a material adverse effect on our business, operating results, financial condition and stock price.

Our financial results are substantially dependent on overall economic conditions in the U.S., Europe and Asia. Declining economic conditions, including adverse factors such as inflation, rising and elevated interest rates, supply chain disruptions and geopolitical conflicts, or negative perceptions about future economic conditions, have resulted in, and in the future could result in, a substantial decrease in demand for our products and could adversely affect our business. The timing and extent of any changes to currently prevailing market conditions is uncertain, and supply and demand may be unbalanced at any time. The effects of global economic conditions in certain markets include, among other things, significant reductions in available capital and liquidity from credit markets, supply or demand driven inflationary pressures, and substantial fluctuations in currency values worldwide. Uncertain economic conditions and market instability make it particularly difficult for us to forecast demand trends. As a consequence, we may not be able to accurately predict future economic conditions or the effect of such conditions on our financial condition or results of operations. In addition, a prolonged or substantial economic downturn could have material unforeseen consequences, and may result in increased indebtedness or substantially lower adjusted EBITDA, any of which could have a material adverse effect on our business and our ability to comply with the financial covenants in our debt agreements. We can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting the industries in which we operate.

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

We operate in a significant number of jurisdictions, which contributes to the volatility of our effective tax rate. Changes in tax laws or the interpretation of tax laws in the jurisdictions in which we operate may affect our effective tax rate. For example, a number of countries, as well as organizations such as the Organization for Economic Cooperation and Development, support a global minimum tax initiative. Such countries and organizations are also actively considering changes to existing tax laws or have proposed new tax laws that could increase our tax obligations. For such laws that have been enacted, we anticipate the impact will be immaterial to our financial statements. In addition, generally accepted accounting principles (“GAAP” or “U.S. GAAP”) have required us to place valuation allowances against some of our net operating losses and other deferred tax assets in certain tax jurisdictions. These valuation allowances result from analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre-tax operating losses in specific tax jurisdictions. Changes in valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions or changes in tax laws may dictate the continued imposition of current valuation allowances and, potentially, the establishment of new valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations. Furthermore, certain foreign jurisdictions may take actions to delay our ability to collect value-added tax refunds.

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

While we are engaged in a range of research and development programs to develop new products and processes, to improve and refine existing products and processes, and to develop new applications or alternative uses for existing products, the failure to develop new products, processes or applications or the failure to keep pace with evolving technological innovations in our end-use markets, could make us less competitive and have an adverse impact on our financial results. Moreover, if any of our current or future competitors develops proprietary technology that enables them to produce products at a significantly lower cost, our technology could be rendered uneconomical or obsolete. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business.

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

Certain of our businesses use technology that is widely available. Accordingly, barriers to entry, apart from capital availability, may be low in certain product segments of our business. The entrance of new competitors into any of our businesses may reduce our ability to maintain margins or capture improving margins in circumstances where capacity utilization in the industry is increasing. Finally, we may face increased competition due to the rapid development of digital, artificial intelligence and machine learning technologies. Failure to early adopt and incorporate such technologies to improve productivity and manufacturing technology may put us at a long-term competitive disadvantage. Increased competition in any of our businesses could compel us to reduce the prices of our products, which could result in reduced margins and loss of market share and have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are subject to risks relating to our information technology systems, and any technology disruption or cyberattack could negatively affect our operations.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Our technology systems or the technology systems of third parties on which we rely, are vulnerable to disruption from circumstances beyond our control including fire, natural disasters, power outages, system failures, security breaches, espionage, viruses, theft and inadvertent release of information. To date, we have not had a cyberattack that has had a material impact on our financial condition, results of operations or liquidity. Any disruption to our information technology systems could disrupt our operations or result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees which could result in negative publicity/brand damage, violation of privacy laws, potential liability, including litigation/investigation/remediation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered adequately by our insurance policies. Any or all the above would potentially cause delays or cancellations of customer orders or impede the manufacture or shipment of products, processing of transactions or reporting of financial results.

While we have invested and will continue to invest in technology security initiatives and disaster recovery plans, we may not be able to implement measures sufficient to prevent cyberattacks or that will protect against other significant risks to our information technology systems. We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. In addition, current employees have, and former employees may have, access to a significant amount of information regarding our operations which could be disclosed to our competitors or otherwise used to harm us. Moreover, our operations in certain locations, such as China, may be particularly vulnerable to security attacks or other problems. Any breach of our security measures could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business. In addition, we could be required to expend significant additional efforts to respond to information technology issues or to protect against threatened or actual cyberattacks.

Finally, data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the General Data Protection Regulation (“GDPR”) requires companies to meet regulations regarding the handling of personal data. Our failure to successfully comply with GDPR requirements could result in substantial fines or penalties and legal liability, which could tarnish our reputation.

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

Our business is dependent on our intellectual property; if our intellectual property rights cannot be enforced or our trade secrets become known to our competitors, our ability to compete may be adversely affected.

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

Conflicts, military actions, terrorist attacks, political events, public health crises, changes in regulatory regimes and general instability, along with increased security regulations related to our industry, could adversely affect our business.

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

Changes in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, could adversely affect our business. For example, a number of governments have proposed or instituted regulations attempting to increase the security of chemical plants and the transportation of hazardous chemicals, and in certain regions, putting pressure on manufacturing industries, which could result in higher operating costs and could have a material adverse effect on our financial condition and liquidity.

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

With respect to our domestic pension and postretirement benefit plans, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances in accordance with the Employee Retirement Income Security Act of 1974, as amended. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding. With respect to our foreign pension and postretirement benefit plans, the effects of underfunding depend on the country in which the pension and postretirement benefit plan is established. For example, in the U.K. and Germany semi-public pension protection programs have the authority in certain circumstances to assume responsibility for underfunded pension schemes, including the right to recover the amount of the underfunding from us.

RISKS RELATED TO REGULATION AND ENVIRONMENTAL ACTION

We are subject to many EHS regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

We are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health and safety, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of EHS laws or permit requirements could result in restrictions or prohibitions on plant operations and substantial civil or criminal sanctions and under certain EHS laws, the assessment of strict liability and/or joint and several liability.

Many of our products and operations are subject to the chemical control laws of the countries in which they are located. These laws include the regulation of chemical substances and inventories under the Toxic Substances Control Act (“TSCA”) in the U.S. and the Registration, Evaluation and Authorization of Chemicals (“REACH”) and the Classification, Labeling and Packaging of substances and mixtures (“CLP”) regulations in Europe. Analogous regulatory regimes exist in other parts of the world, including China, South Korea and Taiwan. In addition, a number of countries where we operate, including the U.K., have adopted rules to conform chemical labeling in accordance with a globally harmonized system. Many of these foreign regulatory regimes are in the process of a multi-year implementation period for these rules.

Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, TSCA reform legislation was enacted in June 2016, and the EPA has begun the process of issuing new chemical control regulations. EPA issued several final rules in 2017 and 2018 under the revised TSCA related to existing chemicals, including the following: (i) a rule to establish EPA’s process and criteria for identifying chemicals for risk evaluation; (ii) a rule to establish EPA’s process for evaluating high priority chemicals and their uses to determine whether or not they present an unreasonable risk to health or the environment; and (iii) a rule to require industry reporting of chemicals manufactured or processed in the U.S. over the past 10 years. In April 2020, EPA finalized revisions to its Chemical Data Reporting rule under TSCA, which changes reporting requirements. The EPA has also released its framework for approving new chemicals and new uses of existing chemicals. Under the framework, a new chemical or use presents an unreasonable risk if it exceeds established standards. Such a finding could result in either the issuance of rules restricting the use of the chemical being evaluated or in the need for additional testing. The costs of compliance with any new laws or regulations cannot be estimated until the way they will be implemented has been more precisely defined.

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

Our operations are increasingly subject to regulations that seek to reduce emissions of GHGs, such as carbon dioxide, methane and ethylene oxide, among others, which may be contributing to changes in the Earth’s climate or potentially impacting health and welfare. There are existing efforts to address such emissions at the international, national, and regional levels. For example, the Paris Agreement, which entered into force in November 2016, resulted in voluntary commitments by numerous countries to reduce their GHG emissions. The U.S. rejoined the Paris Agreement on February 19, 2021. In addition, in September 2021, U.S. President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (COP26), over 100 countries have joined the Global Methane Pledge. The EU also regulates GHGs under the EU ETS and China has established its own nationwide GHG cap and trade program.

In the U.S., the Biden Administration has proposed new rules to address power plant GHG emissions pursuant to the CAA. These rules, if adopted, would impose stringent performance standards on new power plants fueled by natural gas and strict limits on GHG emissions from existing fossil fuel-fired generators, including those powered by natural gas, coal, and oil. Unless and until this proposal is finalized, however, the final scope of any U.S. regulation of GHG emissions will be uncertain. These rules and agreements may affect the long-term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. These various regulations and agreements also may result in increased costs to purchase energy, additional capital costs for installation or modification of associated equipment, and additional costs associated directly with such emissions (such as cap and trade systems or carbon taxes), which are primarily related to energy use. Likewise, there are efforts aimed at curbing other risks associated with emissions or exposures to other substances, which could have similar impacts. Compliance with these regulations and any more stringent restrictions in the future may increase our operational costs.

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

We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to have unanticipated movements.

We provide from time to time guidance regarding our expected financial performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions, such as those relating to anticipated sales volumes, average selling prices, raw material costs and anticipated cost reductions. If our guidance varies from actual results, the market value of our common stock could have unanticipated movements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this filing, we did not have any unresolved comments from the staff of the SEC.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining cybersecurity measures to safeguard our information systems, shield our operational technologies in our manufacturing plants and protect the confidentiality, integrity and availability of our data.

We have a qualitative cybersecurity risk management program within our Enterprise Information Security function to promote a company-wide culture of cybersecurity risk management for our information technology and operational technology. This program supports cybersecurity considerations as part of our decision-making processes. Our Enterprise Information Security team works closely with our global information technology organization (“Global IT”), operational technology teams and business units to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We are aligned with the U.S. National Institute of Standards and Technology Cybersecurity Framework, against which we periodically assess our readiness.

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants and auditors, in evaluating and testing our cybersecurity posture. These partnerships enable us to leverage specialized knowledge and insights in the development of our cybersecurity program consistent with industry best practices. Our collaboration with these third parties includes regular audits, threat assessments and consultation on security enhancements.

Because we are aware of the risks associated with third parties, we have implemented a third-party security risk management program to oversee and manage these risks. We conduct security assessments of third-party providers contracted by Global IT before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The program includes tools and services, which continuously monitor third parties for potential security concerns, data leaks and cyber posture, as well as periodic renewals of due diligence commensurate with their risk. This approach is designed to mitigate risks related to data breaches or other security incidents originating from these third parties.

As of the date hereof, we have not identified any cybersecurity threats or previous cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see “Part I. Item 1A. Risk Factors.”

Cybersecurity Governance

The Board of Directors is aware of the importance of managing risks associated with cybersecurity threats. The Board of Directors has established oversight mechanisms for effective governance in managing risks associated with cybersecurity threats, because they recognize the significance of these threats to our operational integrity and stakeholder confidence.

The Audit Committee is responsible for the Board of Directors’ oversight of cybersecurity risks. The Audit Committee is composed of board members with diverse expertise including, cyber operations, risk management, technology and finance, equipping them to oversee cybersecurity risks effectively. The Audit Committee reviews our cybersecurity programs and the effectiveness of its risk management strategies. This review helps management identify areas for improvement and align our cybersecurity program with the overall risk management framework.

The Chief Information Officer (“CIO”) plays a pivotal role in informing the Audit Committee on cybersecurity risks. The CIO provides briefings to the Audit Committee on a quarterly basis. These briefings encompass a broad range of topics, including:

●	current cybersecurity landscape and emerging threats;
●	status of ongoing cybersecurity initiatives and strategies;
●	incident reports and learnings from any cybersecurity events; and
●	compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, select members of the Audit Committee and CIO maintain an ongoing dialogue regarding potential cybersecurity threats and mitigation strategies and updates to our cybersecurity posture. The Audit Committee oversees strategic decisions related to our cybersecurity program, offering guidance and approving investments in major initiatives. This ongoing oversight enables cybersecurity considerations to be integrated into our broader strategic planning objectives.

Reporting to our CIO, our cybersecurity function is led by our Chief Information Security Officer (“CISO”). The CISO manages a team of cybersecurity professionals and third-party support functions with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance.

Our CISO and CIO are regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques, for the effective prevention, detection, mitigation and remediation of cybersecurity incidents. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we have an incident response plan that includes immediate actions to contain and eradicate the threat, mitigate the impact, and long-term strategies for remediation and prevention of future incidents.

The CIO regularly informs the Chief Executive Officer and management regarding cybersecurity risks and incidents, so they are kept abreast of the cybersecurity posture and potential risks. Significant cybersecurity matters and strategic risk management decisions are reported to the Audit Committee.

ITEM 2. PROPERTIES

We own or lease chemical manufacturing and research facilities in the locations indicated in the list below, which we believe are adequate for our short-term and anticipated long-term needs. We own or lease office space and storage facilities throughout the U.S. and in many foreign countries. Our principal executive offices are located at 10003 Woodloch Forest Drive, The Woodlands, Texas 77380. The following is a list of our principal physical properties where manufacturing, research and main office facilities are located. These facilities are in good operating condition, are suitable and adequate for their use and have sufficient capacity for our current needs.

Location	Business segment	Description of facility
The Woodlands, Texas(1)	Various	Executive Offices, Operating Headquarters, Global Technology Center and Shared Services Center
Kraków, Poland(1)	Various	Global Business Services Center
Kuala Lumpur, Malaysia(1)	Various	Global Business Services Center
San Jose, Costa Rica(1)	Various	Global Business Services Center
Mumbai, India(1)	Various	Technology Center, Administrative Offices, Labs and Shared Services Center
Caojing, China	Polyurethanes	MDI Finishing Facilities
Caojing, China	Polyurethanes	Precursor MDI Manufacturing Facility
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Arlington, Texas	Polyurethanes	Polyurethane Systems House
Azeglio, Italy	Polyurethanes	Polyurethane Systems House
Boisbriand, Canada	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Castelfranco Emilia, Italy	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(2)	Polyurethanes	Polyurethane Systems House
Deer Park, Australia(1)	Polyurethanes	Polyurethane Systems House
Dubai, United Arab Emirates	Polyurethanes	Polyurethane Systems House
Georgsmarienhütte, Germany	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey	Polyurethanes	Polyurethane Systems House
King’s Lynn, U.K.(1)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan	Polyurethanes	Polyurethane Systems House
Obninsk, Russia	Polyurethanes	Polyurethane Systems House
Pune, India(1)	Polyurethanes	Polyurethane Systems House
Tianjin, China(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House and Technology Center
Jinshan, China(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Nanjing, China(3)	Polyurethanes	PO and MTBE Manufacturing Facilities
Houston, Texas(1)	Polyurethanes	Polyols Manufacturing Facility
Ho Chi Minh City, Vietnam(1)	Polyurethanes and Advanced Materials	Polyurethane Systems House and Formulating Facility
Wilton, U.K.	Polyurethanes	Aniline and Nitrobenzene Manufacturing Facilities
Rotterdam, The Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities, Polyurethane Systems House and Shared Services Center
Geismar, Louisiana(4)	Polyurethanes and Performance Products	MDI, Nitrobenzene(5), Aniline(5), Polyols and Maleic Anhydride Manufacturing Facilities, Polyurethane Systems House
Frankfurt, Germany(1)	Polyurethanes, Performance Products and Advanced Materials	Polyurethanes, Performance Products and Advanced Materials Regional Headquarters
Tienen, Belgium(1)	Polyurethanes and Performance Products	Global Technology Center
Shanghai, China(1)	Polyurethanes, Performance Products and Advanced Materials	Polyurethanes, Performance Products and Advanced Materials Regional Headquarters, Global Technology Center, Shared Services Center and Polyurethane Systems House
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(5)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary	Performance Products	Amines Manufacturing Facility
Port Neches, Texas	Performance Products	Amines Manufacturing Facility

Moers, Germany(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Ashtabula, Ohio	Advanced Materials	Formulating and Synthesis Facility
Duxford, U.K.	Advanced Materials	Formulating and Synthesis Facility
McIntosh, Alabama	Advanced Materials	Formulating and Synthesis Facility
Monthey, Switzerland	Advanced Materials	Formulating and Synthesis Facility
Panyu, China(6)	Advanced Materials	Formulating and Synthesis Facility
Rock Hill, South Carolina	Advanced Materials	Formulating and Synthesis Facility
Bad Saeckingen, Germany	Advanced Materials	Formulating Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility
Harrison City, Pennsylvania	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials	Formulating Facility
Akron, Ohio	Advanced Materials	Synthesis Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Pamplona, Spain	Advanced Materials	Synthesis Facility
Merrimack, New Hampshire(1)	Advanced Materials	Research Facility
Basel, Switzerland(1)	Advanced Materials	Advanced Materials Regional Headquarters and Technology Center

(1)	Leased land and/or building.
(2)	51%-owned consolidated manufacturing joint venture with Basic Chemicals Industries Ltd.
(3)	49% interest in Nanjing Jinling Huntsman New Material Co., Ltd., our unconsolidated manufacturing joint venture with Sinopec.
(4)

The ownership of the Geismar facility is as follows: we own 100% of the MDI, polyol and maleic anhydride facilities, and Rubicon, a consolidated manufacturing joint venture with Lanxess in which we own a 50% interest, owns the aniline and nitrobenzene facilities. Rubicon is a separate legal entity that operates both the assets that we own jointly with Lanxess and our wholly-owned assets at Geismar.

(5)	50% interest in AAC, our consolidated manufacturing joint venture with the Zamil Group.
(6)	95%-owned consolidated manufacturing joint venture with Guangzhou Sheng’an Package Company Limited.

ITEM 3. LEGAL PROCEEDINGS

Texas Emissions Enforcement

On July 26, 2021, the Attorney General of the State of Texas filed a civil suit in the District Court of Travis County, Texas seeking civil penalties and attorney’s fees for alleged violations of the Texas Clean Air Act, Texas Commission on Environmental Quality regulations and facility permit terms. The complaint alleged multiple unauthorized emissions events and reporting discrepancies that occurred between December 2016 and June 2019 at our former manufacturing facility in Port Neches, Texas. While the state initially sought monetary relief between $250,000 and $1 million, additional allegations were added, which may result in a penalty in the upper range or higher. We completed the sale of our former Port Neches, Texas facility to Indorama Ventures Holdings L.P. on January 3, 2020. We believe that we are contractually indemnified for any defense costs and potential liability that may result from this action.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is information concerning our executive officers and significant employees as of the date of this report.

Peter R. Huntsman, age 60, is Chairman of the Board, President and Chief Executive Officer of our Company. Peter R. Huntsman has served as Chairman of the Board since January 2018 and as a director of our company and affiliated companies since 1994. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries.

Phil Lister, age 51, is Executive Vice President and Chief Financial Officer. Mr. Lister was appointed to this position in July 2021. From May 2019 to June 2021, Mr. Lister served as Vice President, Corporate Development. From April 2011 to April 2019, Mr. Lister served in Huntsman’s Polyurethanes division as Vice President, Global Finance and Controller, a role including divisional leadership of strategic planning as well as mergers and acquisitions. Prior to that, Mr. Lister served in numerous financial and business roles in Polyurethanes both in Europe and in the U.S. Mr. Lister joined Huntsman in July 1999 with the ICI acquisition. Mr. Lister is a U.K. Chartered Management Accountant.

David Stryker, age 65, is Executive Vice President, General Counsel and Secretary. Mr. Stryker was appointed to this position in June 2013. Prior to joining Huntsman, Mr. Stryker served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of the BASF Corporation since 2004. Previously, he was Associate General Counsel and Chief Compliance Officer at Siemens Corporation and, prior to that, a partner at the law firm of Kirkland & Ellis. Mr. Stryker started his legal career as a judicial clerk to the Honorable Robert H. Bork on the U.S. Court of Appeals for the D.C. Circuit.

Anthony P. Hankins, age 66, is Division President, Polyurethanes and Chief Executive Officer, Asia Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes segment, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes segment, and from March 1998 to September 2000, he served as Vice President—Asia Pacific for our Polyurethanes segment. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

Chuck Hirsch, age 56, is Division President, Performance Products. Prior to his appointment to this position in July 2020, Mr. Hirsch served as Vice President–Commercial, Textile Effects based in Singapore since April 2014. Mr. Hirsch joined Huntsman in July 2009 and has served in multiple roles of increasing responsibility in the Textile Effects division. Prior to joining Huntsman, Mr. Hirsch held numerous positions with International Textile Group, Ciba Specialty Chemicals and Milliken & Company.

Scott J. Wright, age 52, is Division President, Advanced Materials. Mr. Wright was appointed to this position in June 2016. Prior to that time, Mr. Wright served as Vice President of Huntsman Advanced Materials—Europe, Middle East & Africa since 2011. Before joining Huntsman’s Advanced Materials segment, Mr. Wright spent 15 years in Huntsman’s former pigments and additives business in a number of roles of increasing responsibility including product development, business planning, marketing and sales. Prior to joining Huntsman in July 1999, Mr. Wright worked with ICI.

Brittany Benko, age 49, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence and Corporate Sustainability Officer. Prior to joining Huntsman in August 2020, Ms. Benko served as Vice President, Health, Safety, Environment and Regulatory at Southwestern Energy Company. Previously, Ms. Benko served in a variety of EHS roles with increasing responsibility at several companies including Anadarko Petroleum Corporation, Chesapeake Energy Corporation and BP.

R. Wade Rogers, age 58, is Senior Vice President, Global Human Resources and Chief Compliance Officer. Mr. Rogers has held the position of Senior Vice President, Global Human Resources since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

Steven C. Jorgensen, age 55, is Vice President and Controller. Prior to his appointment to this position in August 2021, Mr. Jorgensen served as Vice President Finance and Controller in Huntsman’s Performance Products division since January 2017, as Vice President of Accounting Shared Services and Internal Controls since February 2012, as Vice President of Internal Audit and Internal Controls since May 2007 and other positions since joining Huntsman in May 2004. Prior to joining Huntsman, Mr. Jorgensen served as an Internal Audit Manager at General Electric Consumer Finance and a Senior Audit Manager at Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant.

Twila Day, age 62, is Vice President and Chief Information Officer. Ms. Day was appointed to this position upon joining Huntsman in November 2018. Prior to joining Huntsman, Ms. Day was Managing Director, National Practice Lead for Technology Services, and a member of the executive committee at Alvarez & Marsal. Previously, Ms. Day served at SYSCO Corporation for more than 20 years in a variety of positions, culminating in her appointment as Senior Vice President Information Technology and Chief Information Officer.

Kevin C. Hardman, age 60, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master’s degree in tax accounting.

Ivan Marcuse, age 47, is Vice President, Investor Relations and Corporate Development. Prior to joining Huntsman in April 2017, Mr. Marcuse served as Director, Equity Research, Specialty Chemicals for KeyBanc Capital Markets Inc. from August 2011 to February 2017. Previously, he was Vice President, Equity Research, Building Products and Materials, for Northcoast Research. Mr. Marcuse is a CFA charterholder and holds a master’s degree in business administration.

Claire Mei, age 49, is Vice President and Treasurer. Ms. Mei was appointed to this role upon joining Huntsman in August of 2018. Prior to joining Huntsman, Ms. Mei served as Vice President and Treasurer at Chobani Global Holdings since November 2016. Previously, Ms. Mei served in a variety of treasury and financial roles with increasing responsibility at several companies including Kraft Foods, PepsiCo, and Hyatt Corporation. Ms. Mei was also a management consultant with McKinsey & Company in Shanghai, China. Ms. Mei holds a master’s degree in business administration.

Rachel Muir, age 50, is Vice President, Deputy General Counsel and Assistant Secretary. Ms. Muir was appointed to this position in May 2022. Ms. Muir joined Huntsman in 2007 and has held multiple positions of increasing responsibility in the legal department. Prior to joining Huntsman, Ms. Muir was an associate attorney at the law firm of Ballard Spahr LLP. Ms. Muir started her legal career at Gibson, Dunn & Crutcher LLP.

Pierre Poukens, age 61, is Vice President, Internal Audit, a position he has held since February 2012. Mr. Poukens was Director of Internal Audit from April 2005 to January 2012 and joined Huntsman as Internal Audit Manager in January 2000. Prior to joining Huntsman, Mr. Poukens held various accounting and auditing positions with European companies in Belgium. Mr. Poukens is a Certified Internal Auditor.

Nooshin Vaughn, age 50, is Vice President, Financial Planning and Analysis and Global Business Services. Ms. Vaughn was appointed to this position effective June 2018. Ms. Vaughn previously served as Director, Investor Relations. Prior to that, Ms. Vaughn held numerous roles in finance, accounting and information technology. Prior to joining Huntsman in 1997, Ms. Vaughn worked for the accounting firm of Deloitte & Touche LLP. Ms. Vaughn is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information And Holders

Our common stock is listed on the New York Stock Exchange under the symbol “HUN.” As of February 7, 2024, there were approximately 98 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $23.92 per share.

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

Purchases Of Equity Securities By The Company

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2023.

			Total number of	Approximate
			shares purchased	dollar value of
	Total number	Average	as part of publicly	shares that may yet
	of shares	price paid	announced plans	be purchased under
	purchased	per share(1)	or programs(2)	the plans or programs(2)
October 1 - October 31	1,006,124	$23.38	1,006,053	$574,000,000
November 1 - November 30	560,539	24.40	560,539	560,000,000
December 1 - December 31	506,978	25.26	506,905	547,000,000
Total	2,073,641	24.11	2,073,497

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)

On October 26, 2021, our Board of Directors announced a new share repurchase program of $1 billion. In conjunction with the inception of this program, we retired our prior share repurchase program. On March 25, 2022, our Board of Directors increased the authorization of our existing share repurchase program from $1 billion of repurchases to $2 billion. Similar to our prior share repurchase program, the share repurchase program will be supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the fourth quarter of 2023, we repurchased 2,073,497 shares of our common stock for approximately $50 million, including commissions, under this share repurchase program.

Performance graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2018 through December 31, 2023, with the cumulative total returns of (i) the S&P 500 Index and (ii) our 2023 performance peers, which consists of 12 chemical companies whose valuations are influenced by similar financial measures and against whom we compete for market share and investor capital (the “2023 Performance Peers”). The comparison assumes $100 was invested on December 31, 2018 in our common stock as well as in the S&P 500 Index and the 2023 Performance Peers and assumes reinvestment of dividends, as applicable. The figures in the graph below are rounded to the nearest dollar. All data in the graph have been provided by S&P Global. In accordance with SEC requirements, the return for each issuer has been weighted according to the respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated.

The 2023 Performance Peers consist of the following companies: Ashland Global Holdings Inc., BASF Corp, Celanese Corporation, Clariant AG, Covestro AG, Dow Inc., Eastman Chemical Company, Evonik, H.B. Fuller Company, Lanxess AG, Trinseo S.A. and Westlake Chemical Corp. The 2023 Performance Peers are used to evaluate our total stockholder return relative to them and pay performance share units based on our performance. More information about how the 2023 Performance Peers is used to pay performance share units will be disclosed in the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ReSULTS OF OPERATIONS

As discussed in “Note 4. Discontinued Operations and Business Dispositions—Discontinued Operations—Sale of Textile Effects Business” to our consolidated financial statements, the results from continuing operations primarily exclude the results of our Textile Effects Business for all periods presented. For each of our Company and Huntsman International, the following tables set forth our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021 (dollars in millions, except per share amounts).

Huntsman Corporation

	December 31,			Percent change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenues	$6,111	$8,023	$7,670	(24)%	5%
Cost of goods sold	5,205	6,477	6,086	(20)%	6%
Gross profit	906	1,546	1,584	(41)%	(2)%
Operating expenses	804	788	813	2%	(3)%
Restructuring, impairment and plant closing costs	18	86	40	(79)%	115%
Operating income	84	672	731	(88)%	(8)%
Interest expense, net	(65)	(62)	(67)	5%	(7)%
Equity in income of investment in unconsolidated affiliates	83	67	143	24%	(53)%
Fair value adjustments to Venator investment, net	(5)	(12)	(28)	(58)%	(57)%
Loss on early extinguishment of debt	—	—	(27)	—	(100)%
(Costs) income associated with the Albemarle Settlement, net	—	(3)	465	(100)%	NM
Other income, net	2	35	29	(94)%	21%
Income from continuing operations before income taxes	99	697	1,246	(86)%	(44)%
Income tax expense	(64)	(186)	(191)	(66)%	(3)%
Income from continuing operations	35	511	1,055	(93)%	(52)%
Income from discontinued operations, net of tax	118	12	49	883%	(76)%
Net income	153	523	1,104	(71)%	(53)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(52)	(63)	(59)	(17)%	7%
Interest expense, net from continuing operations	65	62	67	5%	(7)%
Income tax expense from continuing operations	64	186	191	(66)%	(3)%
Income tax expense from discontinued operations	17	19	21	(11)%	(10)%
Depreciation and amortization of continuing operations	278	281	278	(1)%	1%
Depreciation and amortization of discontinued operations	—	12	18	(100)%	(33)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	4	12	22
EBITDA from discontinued operations(2)	(135)	(43)	(88)
Fair value adjustments to Venator investment, net	5	12	28
Loss on early extinguishment of debt	—	—	27
Certain legal and other settlements and related expenses	6	7	13
Costs (income) associated with the Albemarle Settlement, net	—	3	(465)
Gain on sale of businesses/assets	—	—	(30)
Income from transition services arrangements	—	(2)	(8)
Certain nonrecurring information technology project implementation costs	5	5	8
Amortization of pension and postretirement actuarial losses	37	49	74
Plant incident remediation credits	—	(4)	—
Restructuring, impairment and plant closing and transition costs(3)	25	96	45
Adjusted EBITDA(1)	$472	$1,155	$1,246	(59)%	(7)%

Net cash provided by operating activities from continuing operations	$251	$892	$915	(72)%	(3)%
Net cash provided by (used in) investing activities from continuing operations	309	(260)	(508)	NM	(49)%
Net cash used in financing activities	(620)	(994)	(977)	(38)%	2%
Capital expenditures from continuing operations	(230)	(272)	(326)	(15)%	(17)%

Huntsman International

	December 31,			Percent change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenues	$6,111	$8,023	$7,670	(24)%	5%
Cost of goods sold	5,205	6,477	6,086	(20)%	6%
Gross profit	906	1,546	1,584	(41)%	(2)%
Operating expenses	801	784	806	2%	(3)%
Restructuring, impairment and plant closing costs	18	86	40	(79)%	115%
Operating income	87	676	738	(87)%	(8)%
Interest expense, net	(65)	(62)	(67)	5%	(7)%
Equity in income of investment in unconsolidated affiliates	83	67	143	24%	(53)%
Fair value adjustments to Venator investment, net	(5)	(12)	(28)	(58)%	(57)%
Loss on early extinguishment of debt	—	—	(27)	—	(100)%
(Costs) income associated with the Albemarle Settlement, net	—	(3)	465	(100)%	NM
Other income, net	2	34	26	(94)%	31%
Income from continuing operations before income taxes	102	700	1,250	(85)%	(44)%
Income tax expense	(65)	(188)	(192)	(65)%	(2)%
Income from continuing operations	37	512	1,058	(93)%	(52)%
Income from discontinued operations, net of tax	118	12	49	883%	(76)%
Net income	155	524	1,107	(70)%	(53)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(52)	(63)	(59)	(17)%	7%
Interest expense, net from continuing operations	65	62	67	5%	(7)%
Income tax expense from continuing operations	65	188	192	(65)%	(2)%
Income tax expense from discontinued operations	17	19	21	(11)%	(10)%
Depreciation and amortization of continuing operations	278	281	278	(1)%	1%
Depreciation and amortization of discontinued operations	—	12	18	(100)%	(33)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	4	12	22
EBITDA from discontinued operations(2)	(135)	(43)	(88)
Fair value adjustments to Venator investment, net	5	12	28
Loss on early extinguishment of debt	—	—	27
Certain legal and other settlements and related expenses	6	7	13
Costs (income) associated with the Albemarle Settlement, net	—	3	(465)
Gain on sale of businesses/assets	—	—	(30)
Income from transition services arrangements	—	(2)	(8)
Certain nonrecurring information technology project implementation costs	5	5	8
Amortization of pension and postretirement actuarial losses	37	49	76
Plant incident remediation credits	—	(4)	—
Restructuring, impairment and plant closing and transition costs(3)	25	96	45
Adjusted EBITDA(1)	$475	$1,158	$1,252	(59)%	(8)%

Net cash provided by operating activities from continuing operations	$253	$895	$918	(72)%	(3)%
Net cash used in investing activities from continuing operations	(42)	(1,277)	(710)	(97)%	80%
Net cash (used in) provided by financing activities	(271)	22	(778)	NM	NM
Capital expenditures from continuing operations	(230)	(272)	(326)	(15)%	(17)%

Huntsman Corporation

	Year ended			Year ended			Year ended
	December 31, 2023			December 31, 2022			December 31, 2021
		Tax			Tax			Tax
	Gross	and other(4)	Net	Gross	and other(4)	Net	Gross	and other(4)	Net
Reconciliation of net income to adjusted net income
Net income			$153			$523			$1,104
Net income attributable to noncontrolling interests			(52)			(63)			(59)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$4	$(1)	3	$12	$(2)	10	$22	$(6)	16
Income from discontinued operations(2)(5)	(135)	17	(118)	(43)	31	(12)	(88)	39	(49)
Fair value adjustments to Venator investment, net	5	—	5	12	—	12	28	—	28
Loss on early extinguishment of debt	—	—	—	—	—	—	27	(6)	21
Certain legal and other settlements and related expenses	6	(1)	5	7	(2)	5	13	(3)	10
Costs (income) associated with the Albemarle Settlement, net	—	—	—	3	(1)	2	(465)	55	(410)
Gain on sale of businesses/assets	—	—	—	—	—	—	(30)	3	(27)
Income from transition services arrangements	—	—	—	(2)	—	(2)	(8)	2	(6)
Certain nonrecurring information technology project implementation costs	5	(1)	4	5	(1)	4	8	(2)	6
Amortization of pension and postretirement actuarial losses	37	(6)	31	49	(11)	38	74	(16)	58
Plant incident remediation credits	—	—	—	(4)	1	(3)	—	—	—
Establishment of significant deferred tax asset valuation allowance(6)	—	14	14	—	49	49	—	—	—
Restructuring, impairment and plant closing and transition costs(3)	25	(3)	22	96	(23)	73	45	(11)	34
Adjusted net income(1)			$67			$636			$726

Weighted average shares-basic			177.4			201.0			219.2
Weighted average shares-diluted			177.4			203.0			221.4

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$(0.10)			$2.23			$4.55
Income from discontinued operations			0.67			0.06			0.22
Net income			$0.57			$2.29			$4.77

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$(0.10)			$2.21			$4.50
Income from discontinued operations			0.67			0.06			0.22
Net income			$0.57			$2.27			$4.72

Other non-GAAP measures:
Diluted adjusted net income per share(1)			$0.37			$3.13			$3.28

Net cash provided by operating activities from continuing operations			$251			$892			$915
Capital expenditures from continuing operations			(230)			(272)			(326)
Free cash flow from continuing operations(1)			$21			$620			$589

Effective tax rate			65%			27%			15%
Impact of non-GAAP adjustments(7)			(31)%			(7)%			3%
Adjusted effective tax rate(1)			34%			20%			18%

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”
(2)	Includes the gain on the sale of our Textile Effects Business in 2023.
(3)

Includes costs associated with transition activities relating primarily to our Corporate program to optimize our global approach to leverage shared services capabilities and managed services in various information technology functions.

(4)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.
(5)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.
(6)	During the years ended December 31, 2023 and 2022, we established a $14 million and a $49 million significant deferred tax asset valuation allowance in the U.K. and the Netherlands, respectively. We eliminated the effect of these significant deferred tax asset valuation allowances from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period.
(7)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net income to adjusted net income noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment, net; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related expenses; (f) costs (income) associated with the Albemarle Settlement, net; (g) gain on sale of businesses/assets; (h) income from transition services arrangements; (i) certain nonrecurring information technology project implementation costs; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation credits; and (l) restructuring, impairment and plant closing and transition costs. Starting in 2021, we began to include income and costs associated with the arbitration award we won in October 2021 in excess of $600 million against Albemarle Corporation (“Albemarle”) for fraud and breach of contract (the “Albemarle Settlement”), net in our adjustments since such income and costs represents a one-time legal settlement and does not reflect our ongoing financial performance. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) income from discontinued operations; (c) fair value adjustments to Venator investment, net; (d) loss on early extinguishment of debt; (e) certain legal and other settlements and related expenses; (f) costs (income) associated with the Albemarle Settlement, net; (g) gain on sale of businesses/assets; (h) income from transition services arrangements associated with the sale of our Chemical Intermediates Businesses to Indorama; (i) certain nonrecurring information technology project implementation costs; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation credits; (l) establishment of significant deferred tax asset valuation allowance; and (m) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

We believe adjusted net income is useful to investors in assessing the businesses’ ongoing financial performance and provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends.

Free Cash Flow

We believe free cash flow from continuing operations is an important indicator of our liquidity as it measures the amount of cash we generate. Management internally uses a free cash flow measure: (a) to evaluate our liquidity, (b) evaluate strategic investments, (c) plan dividend and stock buyback levels and (d) evaluate our ability to incur and service debt.

Adjusted Effective Tax Rate

We believe that the effective tax rate of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted effective tax rate. We believe our adjusted effective tax rate provides improved comparability between periods through the exclusion of certain items, such as, business acquisition and integration expenses and purchase accounting inventory adjustments, certain legal and other settlements and related expenses, gains on sale of businesses/assets and certain tax only items, such as certain changes in valuation allowances that we believe are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends.

Our forward-looking adjusted effective tax rate is calculated based on our forecast effective tax rate, and the range of our forward-looking adjusted effective tax rate equals the range of our forecast effective tax rate. We disclose forward-looking adjusted effective tax rate because we cannot adequately forecast certain items and events that may or may not impact us in the near future, such as business acquisition and integration expenses and purchase accounting inventory adjustments, certain legal and other settlements and related expenses, gain on sale of businesses/assets and certain tax only items, including tax law changes not yet enacted. Each of such adjustment has not yet occurred, is out of our control and/or cannot be reasonably predicted. In our view, our forward-looking adjusted effective tax rate represents the forecast effective tax rate on our underlying business operations but does not reflect any adjustments related to the items noted above that may occur and can cause our effective tax rate to differ.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

For the year ended December 31, 2023, loss from continuing operations attributable to Huntsman Corporation was $17 million as compared with income of $448 million in the 2022 period. For the year ended December 31, 2023, loss from continuing operations attributable to Huntsman International was $15 million, as compared with income of $449 million in the 2022 period. The decreases noted above were the result of the following items:

●

Revenues for the year ended December 31, 2023 decreased by $1,912 million, or 24%, as compared with the 2022 period. The decrease was primarily due to lower sales volumes in all our segments and lower average selling prices in all our segments, except for our Advanced Materials segment. See “—Segment Analysis” below.

●

Gross profit for the year ended December 31, 2023 decreased by $640 million, or 41%, as compared with the 2022 period. The decrease resulted primarily from lower gross profits in all our segments. See “—Segment Analysis” below.

●

Our operating expenses, net and the operating expenses, net of Huntsman International for the year ended December 31, 2023 increased by $16 million and $17 million, respectively, or 2% for both, as compared with the 2022 period, primarily related to the negative impact of translating foreign currency amounts to the U.S. dollar and an increase in other operating expenses, partially offset by decreases in selling, general and administrative expenses and research and development expenses.

●

Restructuring, impairment and plant closing costs for the year ended December 31, 2023 decreased by $68 million, or 79%, as compared with the 2022 period. For more information on restructuring activities, see “Note 12. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements.

●	Equity in income of investment in unconsolidated affiliates for the year ended December 31, 2023 increased to $83 million from $67 million in the 2022 period, primarily related to an increase in income at our PO/MTBE joint venture with China, in which we hold a 49% interest.

●	We recorded a loss of $5 million in fair value adjustments to our investment in Venator for the year ended December 31, 2023 compared to a loss of $12 million in the 2022 period. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Separation and Deconsolidation of Venator” to our consolidated financial statements.

●	Our other income, net for the year ended December 31, 2023 was $2 million as compared with $35 million in the 2022 period, and the other income, net of Huntsman International for the year ended December 31, 2023 was $2 million as compared with $34 million in the 2022 period, primarily related to an increase in certain periodic pension costs, partially offset by a decrease in certain legal related expenses.

●

Our income tax expense for the year ended December 31, 2023 decreased to $64 million from $186 million in the 2022 period. The income tax expense of Huntsman International for the year ended December 31, 2023 decreased to $65 million from $188 million in the 2022 period. The decrease in income tax expense was primarily due to the decrease in income from continuing operations before income taxes. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate along with the impact of valuation allowances in certain tax jurisdictions. For more information concerning income taxes, see “Note 19. Income Taxes” to our consolidated financial statements.

Segment Analysis

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

			Percent
			change
	Year ended December 31,		favorable
(Dollars in millions)	2023	2022	(unfavorable)
Revenues
Polyurethanes	$3,865	$5,067	(24)%
Performance Products	1,178	1,713	(31)%
Advanced Materials	1,092	1,277	(14)%
Total reportable segments’ revenues	6,135	8,057	(24)%
Intersegment eliminations	(24)	(34)	NM
Total	$6,111	$8,023	(24)%

Huntsman Corporation
Adjusted EBITDA(1)
Polyurethanes	$248	$628	(61)%
Performance Products	201	469	(57)%
Advanced Materials	186	233	(20)%
Total reportable segments’ adjusted EBITDA	635	1,330	(52)%
Corporate and other	(163)	(175)	7%
Total	$472	$1,155	(59)%

Huntsman International
Adjusted EBITDA(1)
Polyurethanes	$248	$628	(61)%
Performance Products	201	469	(57)%
Advanced Materials	186	233	(20)%
Total reportable segments’ adjusted EBITDA	635	1,330	(52)%
Corporate and other	(160)	(172)	7%
Total	$475	$1,158	(59)%

NM—Not meaningful
(1)

For more information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 26. Operating Segment Information” to our consolidated financial statements.

	Year ended December 31, 2023 vs 2022
	Average selling prices(1)
	Local	Foreign currency	Sales	Mix and
	currency	translation impact	volumes(2)	other
Period-over-period increase (decrease)
Polyurethanes	(10)%	(1)%	(10)%	(3)%
Performance Products	(8)%	—	(24)%	1%
Advanced Materials	1%	—	(18)%	3%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.
(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for 2023 compared to 2022 was primarily due to lower sales volumes, lower MDI average selling prices and the net negative impact of major foreign currency exchange rate movements against the U.S. dollar. Sales volumes decreased primarily due to lower demand, primarily in the Americas. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes, lower MDI margins, the net negative impact of major foreign currency exchange rate movements against the U.S. dollar and a gain from an insurance settlement received in the second quarter of 2022, partially offset by higher equity earnings from our minority-owned joint venture in China and cost savings from our cost optimization programs.

Performance Products

The decrease in revenues in our Performance Products segment for 2023 compared to 2022 was primarily due to lower sales volumes and lower average selling prices. Sales volumes decreased in all regions primarily due to slowing construction activity and reduced demand in coatings and adhesives, agriculture, lubes and other industrial markets. The decrease in segment adjusted EBITDA was primarily due to decreased sales volumes and lower average selling prices, partially offset by reduced fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for 2023 compared to 2022 was primarily due to lower sales volumes while average selling prices remained stable. Sales volumes decreased primarily due to reduced customer demand in our infrastructure markets and the deselection of lower margin business. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, last-in first-out (“LIFO”) inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For 2023, adjusted EBITDA from Corporate and other for Huntsman Corporation increased by $12 million to a loss of $163 million from a loss of $175 million for 2022. For 2023, adjusted EBITDA from Corporate and other for Huntsman International increased by $12 million to a loss of $160 million from a loss of $172 million for 2022. The increase in adjusted EBITDA from Corporate and other resulted primarily from an increase in LIFO valuation gains and a decrease in corporate overhead costs and minority interest expense, partially offset by a decrease in unallocated foreign currency exchange gains.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

For a comparison of both our results of operations and segment analysis for the fiscal years ended December 31, 2022 and 2021, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 21, 2023.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instruction I of Form 10-K.

Cash Flows For Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

 Net cash provided by operating activities from continuing operations for 2023 and 2022 was $251 million and $892 million, respectively. The decrease in net cash provided by operating activities from continuing operations during 2023 compared with 2022 was primarily attributable to decreased operating income as described in “—Results of Operations” above as well as a net cash outflow of $95 million related to changes in operating assets and liabilities for 2023 as compared with 2022.

Net cash provided by (used in) investing activities from continuing operations for 2023 and 2022 was $309 million and $(260) million, respectively. During 2023 and 2022, we paid $230 million and $272 million, respectively, for capital expenditures. During 2023, we received $544 million for the sale of businesses, net, primarily related to net proceeds of $530 million from the sale of our Textile Effects Business. See “See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our consolidated financial statements.

Net cash used in financing activities for 2023 and 2022 was $620 million and $994 million, respectively. During 2023 and 2022, we paid $349 million and $1,005 million for repurchases of our common stock, respectively. During 2023, we repaid $51 million against the outstanding balances under our 2022 $1.2 billion senior unsecured revolving credit facility (“2022 Revolving Credit Facility”) and our U.S. accounts receivable securitization program (“U.S. A/R Program”) and European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”). During 2022, we had net borrowings of $219 million under our 2022 Revolving Credit Facility.

Free cash flow from continuing operations for 2023 and 2022 were proceeds of cash of $21 million and $620 million, respectively. The decrease in free cash flow from continuing operations was primarily attributable to a decrease in cash provided by operating activities from continuing operations, partially offset by a decrease in cash used for capital expenditures during 2023 as compared with 2022.

Cash Flows For Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

For a comparison of our cash flows for the fiscal years ended December 31, 2022 and 2021, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 21, 2023.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	December 31,	December 31,	(Decrease)	Percent
	2023	2022	increase	change
Cash and cash equivalents	$540	$654	$(114)	(17)%
Accounts and notes receivable, net	753	834	(81)	(10)%
Inventories	867	995	(128)	(13)%
Other current assets	154	190	(36)	(19)%
Current assets held for sale (1)	—	472	(472)	(100)%
Total current assets	2,314	3,145	(831)	(26)%
Accounts payable	719	961	(242)	(25)%
Accrued liabilities	395	429	(34)	(8)%
Current portion of debt	12	66	(54)	(82)%
Current operating lease liabilities	46	51	(5)	(10)%
Current liabilities held for sale (1)	—	194	(194)	(100)%
Total current liabilities	1,172	1,701	(529)	(31)%
Working capital	$1,142	$1,444	$(302)	(21)%

(1)	Total assets and liabilities held for sale as of December 31, 2022 are classified as current because we completed the sale of our Textile Effects Business on February 28, 2023. For more information, see “Note 4. Discontinued Operations and Business Dispositions—Discontinued Operations—Sale of Textile Effects Business” to our consolidated financial statements.

Our working capital decreased by $302 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $114 million resulted from the matters identified on our consolidated statements of cash flows. See also “—Cash Flows Year Ended December 31, 2023 Compared with Year Ended December 31, 2022.”

●	Accounts and notes receivable, net decreased by $81 million primarily due to lower revenues in the fourth quarter of 2023 compared to the fourth quarter of 2022.

●	Inventories decreased by $128 million primarily due to lower inventory costs and volumes.

●	Other current assets decreased by $36 million primarily due to amortization of deferred charges related to insurance premiums and a decrease in current income taxes receivable.

●	Accounts payable decreased by $242 million primarily due to lower inventory purchases.

●	Accrued liabilities decreased by $34 million primarily due to a decrease in accrued compensation costs and accrued restructuring costs.

●	Current portion of debt decreased by $54 million primarily due to the repayment in full of the outstanding balance under our 2022 Revolving Credit Facility.

Short-Term Liquidity

We depend upon our cash, our 2022 Revolving Credit Facility, our A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2023, we had $1,738 million of combined cash and unused borrowing capacity, consisting of $540 million in cash, $1,196 million in availability under our 2022 Revolving Credit Facility and $2 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

●	During 2024, we expect to spend approximately $200 million on capital expenditures. Our future expenditures include certain environmental, health and safety upgrades; expansions and upgrades of our existing manufacturing and other facilities; construction of new facilities; certain cost reduction projects, including those described below; and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.
●	During 2024, we expect to make contributions to our pension and postretirement benefit plans of approximately $34 million.
●	As of December 31, 2023, we have approximately $547 million remaining under the authorization of our existing share repurchase program. Repurchases may be commenced or suspended from time to time without prior notice.
●	On January 31, 2024, we completed the planned separation and acquisition of assets of SLIC, our manufacturing joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets will be determined based on an asset valuation, which we currently expect to be completed in the first quarter of 2024. The acquisition of the assets were funded in part with HPS issuing a note payable at closing of approximately $230 million, which is subject to change pending the final valuation. As of January 31, 2024, we made a cash payment of approximately $26 million against the note payable. The remainder of the note payable will be paid off in cash in future quarters. The future proceeds of the acquisition received by SLIC will be distributed back to the respective joint venture partners upon liquidation of the joint venture. We anticipate that the liquidation will occur by mid-2025.
●	On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma for a purchase price of $593 million, which included estimated adjustments to the purchase price for working capital plus the assumption of underfunded pension liabilities. The final purchase price is subject to customary post-closing adjustments, which are anticipated to be complete in the first quarter of 2024. During 2023, we have paid cash taxes of approximately $23 million, and we expect to pay additional cash taxes of approximately $15 million. See “Note 4. Discontinued Operations and Business Dispositions—Discontinued Operations—Sale of Textile Effects Business” to our consolidated financial statements.
●

During 2020 and 2021, management implemented cost realignment and synergy plans and, in November 2022, committed to further plans to realign our cost structure with additional restructuring in Europe, including exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with these plans, we have achieved combined annualized cost savings and synergy benefits in excess of $280 million. Associated with these plans, we expect total cash costs of approximately $285 million (including approximately $56 million of capital expenditures) through 2025, of which we have spent approximately $230 million through 2023 (including approximately $34 million of capital expenditures). Of the remaining cash costs, the majority will be payments related to our restructuring in Europe, primarily for personnel who have exited as of the end of 2023 as well as capital expenditures related to our research and development footprint, which is included in our overall future capital expenditures projections.

Long-Term Liquidity

	●	On January 22, 2024, we entered into an amendment to our U.S. A/R Program that extended the scheduled maturity date of our U.S. A/R Program from July 2024 to January 2027. In addition, on January 31, 2024, we entered into an amendment to our EU A/R Program, effective as of February 15, 2024, that extended the scheduled maturity date of our EU A/R Program from July 2024 to July 2027. Aside from the extended maturity dates, these amendments to our A/R Programs secured substantially similar terms as those in the prior agreements.
`	●	On April 29, 2022, a New Orleans jury awarded us approximately $94 million in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to properly maintain its own Geismar facility and then repeatedly failed to supply our requirements for industrial gas needed to manufacture MDI under long-term supply contracts that expired in 2013. After adding mandatory pre-judgment and post-judgment interest to the award, we expect damages to exceed $125 million before deducting for taxes and legal fees. The award is subject to a pending appeal, and if affirmed, we expect to receive net proceeds of approximately $50 million to $60 million. We have not yet recognized the award in our consolidated statements of operations.
	●	On May 20, 2022, Huntsman International entered into the 2022 Revolving Credit Facility. Borrowings will bear interest at the rates specified in the credit agreement governing the 2022 Revolving Credit Facility, which will vary based on the type of loan and Huntsman International’s debt ratings. Under the credit agreement, the interest rate margin and the commitment fee rates are also subject to adjustments based on the Company’s performance on specified sustainability target thresholds with respect to annual percentage reduction in operational greenhouse gas emissions intensity and annual percentage reduction in water consumption intensity. Unless previously terminated in accordance with its terms, the credit agreement will mature in May 2027. Huntsman International may increase the 2022 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions. See “Note 14. Debt—Direct and Subsidiary Debt—Revolving Credit Facility” to our consolidated financial statements.
	●	On February 16, 2024, our Board of Directors declared a $0.25 per share cash dividend on our common stock. This represents an approximate 5% increase from the previous dividend.

As of December 31, 2023, we had $12 million classified as current portion of debt, including debt at our variable interest entities of  $9 million and certain other short-term facilities and scheduled amortization payments totaling $3 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of December 31, 2023, we had approximately $529 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

Income Taxes

Deferred income taxes reflect the net effects of temporary differences between assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized; valuation allowances are recorded to offset deferred tax assets unlikely to be realized. Valuation allowances are reviewed each period on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits our ability to consider other evidence, such as our projections for the future. Changes in expected future taxable income and tax planning strategies in applicable jurisdictions affect our assessment of the realization of deferred tax assets. Our judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning strategy associated with utilizing a deferred tax asset. As of December 31, 2023, we had total valuation allowances of $221 million, which represents an increase of $52 million from the prior year, and we have a recognized a net deferred tax liability of $131 million. See “Note 19. Income Taxes” to our consolidated financial statements for more information regarding our deferred tax assets and valuation allowances.

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

We retain third party actuaries to assist us with judgments necessary to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effect of a 1% change in three key assumptions is summarized as follows (dollars in millions):

	Statement of	Balance sheet
Assumptions	operations(1)	impact(2)
Discount rate
—1% increase	$(16)	$(256)
—1% decrease	18	302
Expected long-term rates of return on plan assets
—1% increase	(22)	—
—1% decrease	22	—
Rate of compensation increase
—1% increase	2	25
—1% decrease	(5)	(23)

(1)	Estimated (decrease) increase on 2023 net periodic benefit cost
(2)	Estimated (decrease) increase on December 31, 2023 pension and postretirement liabilities and accumulated other comprehensive loss

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2023, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Huntsman Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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
February 22, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our directors (including identification of our Audit Committee’s financial expert(s)), certain executive officers and certain corporate governance matters will be disclosed in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference. For information regarding executive officers of the registrant, see the information set forth in Part I under the caption “Information about Our Executive Officers” in reliance on General Instruction G to Form 10-K.

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

3.	Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)	Description of exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Huntsman Corporation	8-K	3.1	April 21, 2023
3.2	Seventh Amended and Restated Bylaws of Huntsman Corporation dated as of April 21, 2023	8-K	3.2	April 21, 2023
4.1	Form of stock certificate of Huntsman Corporation	S-1	4.68	February 8, 2005
4.2	Indenture, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authenticating agent, and Wilmington Trust, National Association, as trustee	8-K	4.1	April 2, 2015
4.3	Form of 4.25% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2)	8-K	4.1	April 2, 2015
4.4	Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee.	8-K	4.1	March 13, 2019
4.5	First Supplemental Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee.	8-K	4.2	March 13, 2019
4.6	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.5)	8-K	4.3	March 13, 2019
4.7	Second Supplemental Indenture, dated as of May 26, 2021, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee	8-K	4.2	May 26, 2021
4.8	Form of 2.950% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.7)	8-K	4.3	May 26, 2021
4.9	Description of Securities	10-K	4.14	February 13, 2020
10.1	Employment Agreement with Anthony Hankins	S-1/A	10.27	January 28, 2005
10.2	Form of Indemnification Agreement	S-1/A	10.25	February 8, 2005
10.3	Amended and Restated Huntsman Supplemental Executive Retirement Plan	8-K	10.1	December 30, 2005
10.4	Huntsman Supplemental Executive MPP Plan	8-K	10.2	December 30, 2005
10.5	Amended and Restated Huntsman Supplemental Savings Plan	8-K	10.3	December 30, 2005
10.6	Huntsman Outside Directors Elective Deferral Plan	8-K	10.4	December 30, 2005
10.7	First Amendment to Huntsman Supplemental Executive Retirement Plan	10-K	10.32	February 22, 2008
10.8	First Amendment to Huntsman Supplemental Executive MPP Plan	10-K	10.33	February 22, 2008
10.9	First Amendment to Huntsman Supplemental Savings Plan	10-K	10.34	February 22, 2008
10.10	Second Amendment to Huntsman Supplemental Savings Plan	10-K	10.35	February 22, 2008
10.11	First Amendment to Huntsman Outside Directors Elective Deferral Plan	10-K	10.36	February 22, 2008

10.12	U.S. Receivables Loan Agreement dated as of October 16, 2009	8-K	10.1	October 22, 2009
10.13	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC	8-K	10.2	October 22, 2009
10.14	Second Amendment to Huntsman Supplemental Executive Retirement Plan	10-K	10.38	February 17, 2011
10.15	Third Amendment to Huntsman Supplemental Executive Retirement Plan	10-K	10.39	February 17, 2011
10.16	Form of Nonqualified Stock Option Agreement effective for grants from February 2, 2011 to May 5, 2016	10-K	10.42	February 17, 2011
10.17	Form of Restricted Stock Unit Agreement for Outside Directors effective for grants from February 2, 2011 to May 5, 2016	10-K	10.43	February 17, 2011
10.18	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011	8-K	10.1	April 20, 2011
10.19	Second Amendment to Huntsman Outside Directors Elective Deferral Plan	10-Q	10.5	May 5, 2011
10.20	Third Amendment to Huntsman Outside Directors Elective Deferral Plan	10-Q	10.6	May 5, 2011
10.21	Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013	8-K	10.1	May 2, 2013
10.22	Huntsman Corporation Stock Incentive Plan (amended and restated)	8-K	10.1	May 12, 2014
10.23	Amendment to the Huntsman Corporation Stock Incentive Plan Nonqualified Stock Option Agreement effective for grants through May 5, 2016	10-K	10.66	February 18, 2015
10.24	Master Amendment No. 4 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents and Waiver, dated as of March 30, 2015	8-K	10.2	April 2, 2015
10.25	Huntsman Corporation 2016 Stock Incentive Plan	8-K	10.1	May 11, 2016
10.26	Form of Nonqualified Stock Option Agreement effective for grants from May 5, 2016 to January 31, 2017	S-8	99.1	May 31, 2016
10.27	Form of Phantom Share Agreement	10-K	10.66	February 15, 2017
10.28	Form of Performance Share Unit Award Agreement	10-K	10.67	February 15, 2017
10.29	Form of Nonqualified Stock Option Agreement	10-K	10.68	February 15, 2017
10.30	Form of Restricted Stock Agreement	10-K	10.69	February 15, 2017
10.31	Form of Stock Unit Agreement for Outside Directors	10-K	10.70	February 15, 2017
10.32	Form of Notice of Award of Common Stock	10-K	10.71	February 15, 2017
10.33	Master Amendment No. 6 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S Receivables Purchase Agreement and Transaction Documents dated as of April 21, 2017	10-Q	10.2	April 26, 2017
10.34	Credit Agreement, dated May 21, 2018, between Huntsman International LLC, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citibank, N.A. as co-syndication agents, and Goldman Sachs Bank USA and PNC Bank, National Association, as co-documentation agents, and the lenders thereto.	8-K	10.1	May 23, 2018
10.34	Master Amendment No. 7 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of April 18, 2019	10-K	10.41	April 24, 2019
10.35	Amended and Restated European Contribution Agreement, dated as of April 18, 2019	10-K	10.41	February 12, 2021
10.36	Master Amendment No. 8 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of December 3, 2019	10-K	10.52	February 13, 2020
10.37	Huntsman Executive Severance Plan (as amended and restated effective February 19, 2020)	8-K	10.1	February 19, 2020
10.38	Second Amended and Restated Severance Agreement dated February 19, 2020, between Huntsman Corporation and Peter R. Huntsman	8-K	10.2	February 19, 2020
10.39	Master Amendment No. 9 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents and Waiver, dated as of October 30, 2020	10-K	10.45	February 12, 2021
10.40	Master Amendment No. 10 to U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of July 1, 2021	10-Q	10.1	July 30, 2021
10.41	Amended and restated European Receivables Loan Agreement, dated as of July 1, 2021	10-Q	10.2	July 30, 2021
10.42	Credit Agreement, dated May 20, 2022, between Huntsman International LLC, Citibank, N.A., as administrative agent, Citibank, N.A., BOFA Securities, Inc., PNC Capital Markets LLC, TD Securities (USA) LLC and Truist Securities, Inc., as Co-Sustainability Structuring Agents, Bank of America, N.A., PNC Bank, National Association, The Toronto Dominion Bank, New York Branch and Truist Bank, as co-syndication agents, and BMO Harris Bank N.A., Industrial and Commercial Bank of China Limited, New York Branch JPMorgan Chase Bank, N.A. and MUFG Bank, Ltd, as co-documentation agents, and the lenders thereto	8-K	10.1	May 23, 2022
10.43*	Master Amendment No. 11 to U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of January 22, 2024
10.44*	Further Amended and Restated European Receivables Loan Agreement, dated as of January 31, 2024
21.1*	Subsidiaries of Huntsman Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Huntsman Corporation Clawback Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2024

Huntsman Corporation Huntsman International LLC

By:	/s/ Philip M. Lister
Philip M. Lister Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 22 nd day of February 2024.

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
Chair of the Sustainability Committee and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International LLC in the capacities indicated on the 22nd day of February 2024.

/s/ Peter R. Huntsman	/s/ Philip M. Lister
Peter R. Huntsman President, Chief Executive Officer and Manager (Principal Executive Officer)	Philip M. Lister Executive Vice President, Chief Financial Officer and Manager (Principal Financial Officer)

/s/ Steven C. Jorgensen	/s/ David M. Stryker
Steven C. Jorgensen Vice President and Controller (Authorized Signatory and Principal Accounting Officer)	David M. Stryker Executive Vice President, General Counsel, Secretary and Manager

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Huntsman Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index on page F-1 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Income Taxes—Realizability of Deferred Tax Assets—Refer to Notes 2 and 19 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are evaluated on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. In evaluating the objective evidence that historical results provide, the Company considers cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits the Company’s ability to consider other evidence such as projections for the future. Changes in expected future taxable income and tax planning strategies in applicable jurisdictions affect the Company’s assessment of the realization of deferred tax assets. The Company’s judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning strategy associated with utilizing a deferred tax asset. The Company’s valuation allowances as of December 31, 2023, were $221 million.

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
February 22, 2024

We have served as the Company’s auditor since 1984.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents(1)	$540	$654
Accounts and notes receivable (net of allowance for doubtful accounts of $13 and $14, respectively), ($224 and $272 pledged as collateral, respectively)(1)	747	813
Accounts receivable from affiliates	6	21
Inventories(1)	867	995
Other current assets	154	190
Current assets held for sale	—	472
Total current assets	2,314	3,145
Property, plant and equipment, net(1)	2,376	2,377
Investment in unconsolidated affiliates	438	425
Intangible assets, net	387	425
Goodwill	644	641
Deferred income taxes	112	147
Operating lease right-of-use assets	366	374
Other noncurrent assets(1)	611	686
Total assets	$7,248	$8,220

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$660	$907
Accounts payable to affiliates	59	54
Accrued liabilities(1)	395	429
Current portion of debt(1)	12	66
Current operating lease liabilities(1)	46	51
Current liabilities held for sale	—	194
Total current liabilities	1,172	1,701
Long-term debt(1)	1,676	1,671
Deferred income taxes	243	250
Noncurrent operating lease liabilities(1)	334	336
Other noncurrent liabilities(1)	345	422
Total liabilities	3,770	4,380
Commitments and contingencies (Notes 20 and 21)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 262,190,459 and 261,148,217 shares issued and 171,583,331 and 183,634,464 shares outstanding, respectively	3	3
Additional paid-in capital	4,202	4,156
Treasury stock, 90,607,128 and 77,513,753 shares, respectively	(2,290)	(1,937)
Unearned stock-based compensation	(41)	(35)
Retained earnings	2,622	2,705
Accumulated other comprehensive loss	(1,245)	(1,268)
Total Huntsman Corporation stockholders’ equity	3,251	3,624
Noncontrolling interests in subsidiaries	227	216
Total equity	3,478	3,840
Total liabilities and equity	$7,248	$8,220

(1)

At December 31, 2023 and December 31, 2022, respectively, $2 and $5 of cash and cash equivalents, $16 and $4 of accounts and notes receivable (net), $48 and $59 of inventories, $150 and $149 of property, plant and equipment (net), $32 and $29 of other noncurrent assets, $84 and $114 of accounts payable, $20 and $12 of accrued liabilities, $9 each of current portion of debt, $8 and $9 of current operating lease liabilities, $17 and $26 of long-term debt, $21 and $19 of noncurrent operating lease and $15 and $25 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheets captions above. See “Note 8. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2023	2022	2021
Revenues:
Trade sales, services and fees, net	$5,985	$7,797	$7,473
Related party sales	126	226	197
Total revenues	6,111	8,023	7,670
Cost of goods sold	5,205	6,477	6,086
Gross profit	906	1,546	1,584
Operating expenses:
Selling, general and administrative	689	711	739
Research and development	115	125	135
Restructuring, impairment and plant closing costs	18	86	40
Gain on sale of India-based DIY business	—	—	(28)
Other operating income, net	—	(48)	(33)
Total operating expenses	822	874	853
Operating income	84	672	731
Interest expense, net	(65)	(62)	(67)
Equity in income of investment in unconsolidated affiliates	83	67	143
Fair value adjustments to Venator investment, net	(5)	(12)	(28)
Loss on early extinguishment of debt	—	—	(27)
(Costs) income associated with the Albemarle Settlement, net	—	(3)	465
Other income, net	2	35	29
Income from continuing operations before income taxes	99	697	1,246
Income tax expense	(64)	(186)	(191)
Income from continuing operations	35	511	1,055
Income from discontinued operations, net of tax	118	12	49
Net income	153	523	1,104
Net income attributable to noncontrolling interests	(52)	(63)	(59)
Net income attributable to Huntsman Corporation	$101	$460	$1,045

Basic income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.10)	$2.23	$4.55
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.67	0.06	0.22
Net income attributable to Huntsman Corporation common stockholders	$0.57	$2.29	$4.77
Weighted average shares	177.4	201.0	219.2

Diluted income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.10)	$2.21	$4.50
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.67	0.06	0.22
Net income attributable to Huntsman Corporation common stockholders	$0.57	$2.27	$4.72
Weighted average shares	177.4	203.0	221.4

Amounts attributable to Huntsman Corporation:
(Loss) income from continuing operations	$(17)	$448	$996
Income from discontinued operations, net of tax	118	12	49
Net income	$101	$460	$1,045

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year ended December 31,
	2023	2022	2021
Net income	$153	$523	$1,104
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	34	(228)	(92)
Pension and other postretirement benefits adjustments	(4)	158	240
Other, net	(10)	(7)	2
Other comprehensive income (loss), net of tax	20	(77)	150
Comprehensive income	173	446	1,254
Comprehensive income attributable to noncontrolling interests	(49)	(51)	(66)
Comprehensive income attributable to Huntsman Corporation	$124	$395	$1,188

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share and Per Share Amounts)

	Huntsman Corporation Stockholders’ Equity
							Accumulated
	Shares of		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2021	220,046,262	$3	$4,048	$(731)	$(19)	$1,564	$(1,346)	$154	$3,673
Net income	—	—	—	—	—	1,045	—	59	1,104
Other comprehensive income	—	—	—	—	—	—	143	7	150
Issuance of nonvested stock awards	—	—	26	—	(26)	—	—	—	—
Vesting of stock awards	678,400	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	6	—	20	—	—	—	26
Repurchase and cancellation of stock awards	(238,339)	—	—	—	—	(7)	—	—	(7)
Stock options exercised	738,362	—	17	—	—	(7)	—	—	10
Treasury stock repurchased	(7,054,398)	—	—	(203)	—	—	—	—	(203)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(39)	(39)
Dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(160)	—	—	(160)
Balance, December 31, 2021	214,170,287	3	4,102	(934)	(25)	2,435	(1,203)	181	4,559
Net income	—	—	—	—	—	460	—	63	523
Other comprehensive loss	—	—	—	—	—	—	(65)	(12)	(77)
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,341,787	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	3	—	22	—	—	—	25
Repurchase and cancellation of stock awards	(366,199)	—	—	—	—	(14)	—	—	(14)
Stock options exercised	470,853	—	12	—	—	(6)	—	—	6
Treasury stock repurchased	(31,982,264)	—	—	(1,003)	—	—	—	—	(1,003)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16)	(16)
Dividends declared on common stock ($0.85 per share)	—	—	—	—	—	(170)	—	—	(170)
Balance, December 31, 2022	183,634,464	3	4,156	(1,937)	(35)	2,705	(1,268)	216	3,840
Net income	—	—	—	—	—	101	—	52	153
Other comprehensive income	—	—	—	—	—	—	23	(3)	20
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,028,971	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	1	—	26	—	—	—	27
Repurchase and cancellation of stock awards	(307,093)	—	—	—	—	(10)	—	—	(10)
Stock options exercised	320,364	—	9	—	—	(4)	—	—	5
Treasury stock repurchased	(13,093,375)	—	—	(353)	—	—	—	—	(353)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Dividends declared on common stock ($0.95 per share)	—	—	—	—	—	(170)	—	—	(170)
Acquisition of noncontrolling interests, net of tax	—	—	(1)	—	—	—	—	(2)	(3)
Balance, December 31, 2023	171,583,331	$3	$4,202	$(2,290)	$(41)	$2,622	$(1,245)	$227	$3,478

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2023	2022	2021
Operating activities:
Net income	$153	$523	$1,104
Less: Income from discontinued operations, net of tax	(118)	(12)	(49)
Income from continuing operations	35	511	1,055
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(83)	(67)	(143)
Unrealized losses on fair value adjustments to Venator investment, net	5	12	28
Cash received from return on investment in unconsolidated subsidiary	59	71	57
Depreciation and amortization	278	281	278
Noncash lease expense	68	63	64
Gain on disposal of businesses/assets	—	—	(28)
Loss on early extinguishment of debt	—	—	27
Noncash restructuring and impairment charges	11	6	18
Deferred income taxes	(10)	89	(39)
Stock-based compensation	28	29	30
Other, net	19	(39)	(11)
Changes in operating assets and liabilities:
Accounts and notes receivable	103	146	(313)
Inventories	125	(6)	(342)
Receivable associated with the Albemarle Settlement	—	333	(333)
Other current assets	30	(44)	39
Other noncurrent assets	60	(52)	(189)
Accounts payable	(224)	(84)	346
Accrued liabilities	(31)	(304)	296
Other noncurrent liabilities	(222)	(53)	75
Net cash provided by operating activities from continuing operations	251	892	915
Net cash (used in) provided by operating activities from discontinued operations	(42)	22	37
Net cash provided by operating activities	209	914	952

Investing activities:
Capital expenditures	(230)	(272)	(326)
Cash received from sale of businesses, net	544	—	43
Acquisition of businesses, net of cash acquired	—	—	(245)
Insurance proceeds for recovery of property damage	—	5	8
Other, net	(5)	7	12
Net cash provided by (used in) investing activities from continuing operations	309	(260)	(508)
Net cash used in investing activities from discontinued operations	(4)	(19)	(16)
Net cash provided by (used in) investing activities	305	(279)	(524)

Financing activities:
Net (repayments) borrowings on revolving loan facilities	(51)	219	(8)
Proceeds from issuance of long-term debt	—	—	447
Repayments of long-term debt	(11)	(12)	(990)
Costs of early extinguishment of debt	—	—	(26)
Dividends paid to common stockholders	(169)	(171)	(159)
Distributions paid to noncontrolling interests	(36)	(16)	(40)
Repurchase of common stock	(349)	(1,005)	(200)
Repurchase and cancellation of stock awards	(10)	(14)	(7)
Proceeds from issuance of common stock	5	6	10
Other, net	1	(1)	(4)
Net cash used in financing activities	(620)	(994)	(977)
Effect of exchange rate changes on cash	(8)	(28)	(3)
Decrease in cash and cash equivalents	(114)	(387)	(552)
Cash and cash equivalents at beginning of period	654	1,041	1,593
Cash and cash equivalents at end of period	$540	$654	$1,041

Supplemental cash flow information:
Cash paid for interest	$68	$66	$82
Cash paid for income taxes	97	194	106

As of December 31, 2023, 2022 and 2021, the amount of capital expenditures in accounts payable was $23 million, $32 million and $55 million, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Huntsman International LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (“Huntsman International”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Huntsman International as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Income Taxes—Realizability of Deferred Tax Assets—Refer to Notes 2 and 19 to the financial statements

Critical Audit Matter Description

Huntsman International recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Huntsman International files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are evaluated on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. In evaluating the objective evidence that historical results provide, Huntsman International considers cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits Huntsman International’s ability to consider other evidence such as projections for the future. Changes in expected future taxable income and tax planning strategies in applicable jurisdictions affect Huntsman International’s assessment of the realization of deferred tax assets. Huntsman International’s judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning strategy associated with utilizing a deferred tax asset. Huntsman International’s valuation allowances as of December 31, 2023, were $221 million.

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
February 22, 2024

We have served as Huntsman International’s auditor since 1984.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents(1)	$540	$654
Accounts and notes receivable (net of allowance for doubtful accounts of $13 and $14, respectively), ($224 and $272 pledged as collateral, respectively)(1)	747	813
Accounts receivable from affiliates	6	21
Inventories(1)	867	995
Other current assets	159	196
Current assets held for sale	—	472
Total current assets	2,319	3,151
Property, plant and equipment, net(1)	2,376	2,377
Investment in unconsolidated affiliates	438	425
Intangible assets, net	387	425
Goodwill	644	641
Deferred income taxes	112	147
Operating lease right-of-use assets	366	374
Other noncurrent assets(1)	611	686
Total assets	$7,253	$8,226

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$659	$907
Accounts payable to affiliates	59	54
Accrued liabilities(1)	390	427
Current portion of debt(1)	12	66
Current operating lease liabilities(1)	46	51
Current liabilities held for sale	—	194
Total current liabilities	1,166	1,699
Long-term debt(1)	1,676	1,671
Deferred income taxes	247	254
Noncurrent operating lease liabilities(1)	334	336
Other noncurrent liabilities(1)	339	414
Total liabilities	3,762	4,374
Commitments and contingencies (Notes 20 and 21)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,785	3,759
Retained earnings	709	1,130
Accumulated other comprehensive loss	(1,230)	(1,253)
Total Huntsman International LLC members’ equity	3,264	3,636
Noncontrolling interests in subsidiaries	227	216
Total equity	3,491	3,852
Total liabilities and equity	$7,253	$8,226

(1)	At December 31, 2023 and December 31, 2022, respectively, $2 and $5 of cash and cash equivalents, $16 and $4 of accounts and notes receivable (net), $48 and $59 of inventories, $150 and $149 of property, plant and equipment (net), $32 and $29 of other noncurrent assets, $84 and $114 of accounts payable, $20 and $12 of accrued liabilities, $9 each of current portion of debt, $8 and $9 of current operating lease liabilities, $17 and $26 of long-term debt, $21 and $19 of noncurrent operating lease and $15 and $25 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheets captions above. See “Note 8. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2023	2022	2021
Revenues:
Trade sales, services and fees, net	$5,985	$7,797	$7,473
Related party sales	126	226	197
Total revenues	6,111	8,023	7,670
Cost of goods sold	5,205	6,477	6,086
Gross profit	906	1,546	1,584
Operating expenses:
Selling, general and administrative	686	707	732
Research and development	115	125	135
Restructuring, impairment and plant closing costs	18	86	40
Gain on sale of India-based DIY business	—	—	(28)
Other operating income, net	—	(48)	(33)
Total operating expenses	819	870	846
Operating income	87	676	738
Interest expense, net	(65)	(62)	(67)
Equity in income of investment in unconsolidated affiliates	83	67	143
Fair value adjustments to Venator investment, net	(5)	(12)	(28)
Loss on early extinguishment of debt	—	—	(27)
(Costs) income associated with the Albemarle Settlement, net	—	(3)	465
Other income, net	2	34	26
Income from continuing operations before income taxes	102	700	1,250
Income tax expense	(65)	(188)	(192)
Income from continuing operations	37	512	1,058
Income from discontinued operations, net of tax	118	12	49
Net income	155	524	1,107
Net income attributable to noncontrolling interests	(52)	(63)	(59)
Net income attributable to Huntsman International LLC	$103	$461	$1,048

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year ended December 31,
	2023	2022	2021
Net income	$155	$524	$1,107
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustment	34	(229)	(91)
Pension and other postretirement benefits adjustments	(4)	158	242
Other, net	(10)	(7)	2
Other comprehensive income (loss), net of tax	20	(78)	153
Comprehensive income	175	446	1,260
Comprehensive income attributable to noncontrolling interests	(49)	(51)	(66)
Comprehensive income attributable to Huntsman International LLC	$126	$395	$1,194

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
				Accumulated
				other	Noncontrolling
	Members’ equity		Retained	comprehensive	interests in	Total
	Units	Amount	earnings	loss	subsidiaries	equity
Balance, January 1, 2021	2,728	$3,701	$1,203	$(1,333)	$154	$3,725
Net income	—	—	1,048	—	59	1,107
Other comprehensive income	—	—	—	146	7	153
Dividends paid to parent	—	—	(158)	—	—	(158)
Contribution from parent	—	31	—	—	—	31
Distributions to noncontrolling interests	—	—	—	—	(39)	(39)
Balance, December 31, 2021	2,728	3,732	2,093	(1,187)	181	4,819
Net income	—	—	461	—	63	524
Other comprehensive loss	—	—	—	(66)	(12)	(78)
Dividends paid to parent	—	—	(168)	—	—	(168)
Contribution from parent	—	27	—	—	—	27
Distributions to noncontrolling interests	—	—	—	—	(16)	(16)
Distribution to parent	—	—	(1,256)	—	—	(1,256)
Balance, December 31, 2022	2,728	3,759	1,130	(1,253)	216	3,852
Net income	—	—	103	—	52	155
Other comprehensive income	—	—	—	23	(3)	20
Dividends paid to parent	—	—	(172)	—	—	(172)
Contribution from parent	—	27	—	—	—	27
Distributions to noncontrolling interests	—	—	—	—	(36)	(36)
Distribution to parent			(352)			(352)
Acquisition of noncontrolling interest	—	(1)	—	—	(2)	(3)
Balance, December 31, 2023	2,728	$3,785	$709	$(1,230)	$227	$3,491

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2023	2022	2021
Operating activities:
Net income	$155	$524	$1,107
Less: Income from discontinued operations, net of tax	(118)	(12)	(49)
Income from continuing operations	37	512	1,058
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(83)	(67)	(143)
Unrealized losses on fair value adjustments to Venator investment, net	5	12	28
Cash received from return on investment in unconsolidated subsidiary	59	71	57
Depreciation and amortization	278	281	278
Noncash lease expense	68	63	64
Gain on disposal of businesses/assets	—	—	(28)
Loss on early extinguishment of debt	—	—	27
Noncash restructuring and impairment charges	11	6	18
Deferred income taxes	(10)	91	(40)
Noncash compensation	27	27	29
Other, net	18	(37)	(13)
Changes in operating assets and liabilities:
Accounts and notes receivable	103	146	(313)
Inventories	125	(6)	(342)
Receivable associated with the Albemarle Settlement	—	333	(333)
Other current assets	31	(51)	47
Other noncurrent assets	60	(52)	(189)
Accounts payable	(223)	(84)	343
Accrued liabilities	(31)	(297)	292
Other noncurrent liabilities	(222)	(53)	78
Net cash provided by operating activities from continuing operations	253	895	918
Net cash (used in) provided by operating activities from discontinued operations	(42)	22	37
Net cash provided by operating activities	211	917	955

Investing activities:
Capital expenditures	(230)	(272)	(326)
Cash received from sale of businesses, net	544	—	43
Acquisition of businesses, net of cash acquired	—	—	(245)
Increase in receivable from affiliate	(352)	(1,017)	(203)
Insurance proceeds for recovery of property damage	—	5	8
Other, net	(4)	7	13
Net cash used in investing activities from continuing operations	(42)	(1,277)	(710)
Net cash used in investing activities from discontinued operations	(4)	(19)	(16)
Net cash used in investing activities	(46)	(1,296)	(726)

Financing activities:
Net (repayments) borrowings on revolving loan facilities	(51)	219	(8)
Proceeds from issuance of long-term debt	—	—	447
Repayments of long-term debt	(11)	(12)	(990)
Costs of early extinguishment of debt	—	—	(26)
Dividends paid to parent	(172)	(168)	(158)
Distributions paid to noncontrolling interests	(36)	(16)	(40)
Other, net	(1)	(1)	(3)
Net cash (used in) provided by financing activities	(271)	22	(778)
Effect of exchange rate changes on cash	(8)	(28)	(3)
Decrease in cash and cash equivalents	(114)	(385)	(552)
Cash and cash equivalents at beginning of period	654	1,039	1,591
Cash and cash equivalents at end of period	$540	$654	$1,039

Supplemental cash flow information:
Cash paid for interest	$68	$66	$82
Cash paid for income taxes	97	194	106

As of December 31, 2023, 2022 and 2021, the amount of capital expenditures in accounts payable was $23 million, $32 million and $55 million, respectively.

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

Our company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses, which were founded by Jon M. Huntsman. Mr. Huntsman founded the predecessor to our Company in 1970 as a small polystyrene plastics packaging company. Since then, we have transformed through a series of acquisitions and divestitures and now own a global portfolio of businesses with a primary focus on improving energy efficiency. On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma for a purchase price of $593 million, which includes estimated adjustments to the purchase price for working capital plus the assumption of underfunded pension liabilities. The final purchase price is subject to customary post-closing adjustments. Upon the completion of the sale, we received net proceeds of $530 million, determined as the purchase price less $5 million for certain costs paid by Archroma on our behalf, $30 million of estimated net working capital adjustments and $28 million of cash that will be reimbursed to us as part of the final post-closing adjustments anticipated in the first quarter of 2024. For more information, see “Note 4. Discontinued Operations and Business Dispositions— Discontinued Operations—Sale of Textile Effects Business.” We operate all of our businesses through Huntsman International, our wholly-owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

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

Huntsman International declared and paid to us a distribution in the form of certain affiliate accounts receivable in the fourth quarter of  2022 and during 2023.

Recent Developments

Dividend Increase

On February 16, 2024, our Board of Directors declared a $0.25 per share cash dividend on our common stock. This represents an approximate 5% increase from the previous dividend.

Separation and Acquisition of Assets of SLIC Joint Venture

On January 31, 2024, we completed the planned separation and acquisition of assets of SLIC, our manufacturing joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets will be determined based on an asset valuation, which we currently expect to be completed in the first quarter of 2024. The acquisition of the assets were funded in part with HPS issuing a note payable at closing of approximately $230 million, which is subject to change pending the final valuation. As of January 31, 2024, we made a cash payment of approximately $26 million against the note payable. The remainder of the note payable will be paid off in cash in future quarters. The future proceeds of the acquisition received by SLIC will be distributed back to the respective joint venture partners upon liquidation of the joint venture. We anticipate that the liquidation will occur by mid-2025.

Amendments to Accounts Receivable Securitization Programs

On January 22, 2024, we entered into an amendment to our U.S. A/R Program that extended the scheduled maturity date of our U.S. A/R Program from July 2024 to January 2027. In addition, on January 31, 2024, we entered into an amendment to our EU A/R Program, effective as of February 15, 2024, that extended the scheduled maturity date of our EU A/R Program from July 2024 to July 2027. Aside from the extended maturity dates, these amendments to our A/R Programs secured substantially similar terms as those in the prior agreements.

Other Significant Development During 2023

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

.

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

Foreign currency transaction gains and losses are recorded in other operating income, net in our consolidated statements of operations and were a loss of $13 million, a gain of $18 million and a gain of $9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more likely than not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more likely than not we are required to make judgments and apply assumptions to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in our consolidated financial statements. See “Note 19. Income Taxes.”

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

During 2023 and 2022, goodwill increased by approximately $3 million and decreased by approximately $9 million, respectively, due to changes in foreign currency exchange rates.

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

Net Income Per Share Attributable to Huntsman Corporation

Basic income per share excludes dilution and is computed by dividing net income attributable to Huntsman Corporation by the weighted average number of shares outstanding during the period. Diluted income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing net income attributable to Huntsman Corporation by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as potential dilutive securities. Diluted income per share is computed using the treasury stock method for all stock-based awards. In periods with reported loss from continuing operations attributable to Huntsman Corporation, all stock-based awards are generally deemed anti-dilutive and would be excluded from the calculation of diluted income per share from continuing operations, discontinued operations and net income regardless of whether there is income or loss from discontinued operations and net income.

Basic and diluted income per share is determined using the following information (in millions):

	Year ended December 31,
	2023	2022	2021
Numerator:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(17)	$448	$996
Net income attributable to Huntsman Corporation	$101	$460	$1,045

Denominator:
Weighted average shares outstanding	177.4	201.0	219.2
Dilutive shares:
Stock-based awards	—	2.0	2.2
Total weighted average shares outstanding, including dilutive shares	177.4	203.0	221.4

Additional stock-based awards of 3.1 million, 1.1 million and 1.1 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2023, 2022 and 2021, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive. For the year ended December 31, 2023, there were 1.3 million weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation.

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

Interest expense capitalized as part of plant and equipment was $6 million, $7 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Securitization of Accounts Receivable

Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to the special purpose entities (“SPE”) in the U.S. and EU. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing in U.S. dollars, euros and British pounds. The amounts outstanding under our A/R Programs are accounted for as secured borrowings. See “Note 14. Debt—Direct and Subsidiary Debt—A/R Programs.”

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

Accounting Standards Adopted During 2023

There were no accounting standards that we adopted during 2023.

Accounting Standards Pending Adoption In Future Periods

The following relevant accounting standards become effective subsequent to fiscal year 2023, and we are currently evaluating the impact of the future adoption of these accounting standards on our consolidated financial statements and related disclosures:

●

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for annual periods of fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025

●

FASB ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective for annual periods of fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024

3. BUSINESS COMBINATIONS AND ACQUISITIONS

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

PRO FORMA INFORMATION FOR ACQUISITIONS

If the Gabriel Acquisition were to have occurred on January 1, 2021, the following estimated pro forma revenues from continuing operations, net income and net income attributable to Huntsman Corporation and Huntsman International would have been reported (dollars in millions):

Pro forma (unaudited)
Year ended
December 31, 2021
Revenues	$7,674
Net income	1,092
Net income attributable to Huntsman Corporation	1,033

Pro forma (unaudited)
Year ended
December 31, 2021
Revenues	$7,674
Net income	1,095
Net income attributable to Huntsman International	1,036

4. DISCONTINUED OPERATIONS AND BUSINESS DISPOSITIONS

DISCONTINUED OPERATIONS

Sale of Textile Effects Business

On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma for a purchase price of $593 million, which includes estimated adjustments to the purchase price for working capital plus the assumption of underfunded pension liabilities. The final purchase price is subject to customary post-closing adjustments. Upon the completion of the sale, we received net proceeds of $530 million, determined as the purchase price less $5 million for certain costs paid by Archroma on our behalf, $30 million of estimated net working capital adjustments and $28 million of cash that will be reimbursed to us as part of the final post-closing adjustments anticipated in the first quarter of 2024. In connection with the sale, we recognized a pre-tax gain of $154 million in 2023. During 2023, we have paid cash taxes of approximately $23 million, and we expect to pay additional cash taxes of approximately $15 million.

The following table reconciles the carrying amounts of major classes of assets and liabilities of discontinued operations to total assets and liabilities of discontinued operations that are classified as held for sale in our consolidated balance sheets (dollars in millions):

December 31,
2022
Carrying amounts of major classes of assets held for sale:
Accounts receivable	$133
Inventories	151
Other current assets	11
Property, plant and equipment, net	134
Deferred income taxes	13
Operating lease right-of-use assets	15
Other noncurrent assets	15
Total assets held for sale(1)	$472
Carrying amounts of major classes of liabilities held for sale:
Accounts payable	$63
Accrued liabilities	47
Current operating lease liabilities	2
Noncurrent operating lease liabilities	17
Other noncurrent liabilities	65
Total liabilities held for sale(1)	$194

(1)	Held for sale assets and liabilities are those of our Textile Effects Business. Total assets and liabilities held for sale as of December 31, 2022 are classified as current as we completed the sale of our Textile Effects Business on February 28, 2023.

The following table reconciles major line items constituting pretax income of discontinued operations to after-tax income of discontinued operations, primarily related to our Textile Effects Business, as presented in our consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2023	2022	2021
Major line items constituting pretax income of discontinued operations:
Trade sales, services and fees, net(1)	$88	$692	$783
Cost of goods sold(1)	(69)	(531)	(592)
Gain on sale of the Textile Effects Business	154	—	—
Other expense items, net	(38)	(130)	(121)
Income from discontinued operations before income taxes	135	31	70
Income tax expense	(17)	(19)	(21)
Income from discontinued operations, net of tax	118	12	49
Net income attributable to noncontrolling interests	—	(3)	—
Net income attributable to discontinued operations	$118	$9	$49

(1)	Includes eliminations of trade sales, services and fees, net and cost of goods sold between continuing operations and discontinued operations.

Sale of India-Based Do-It-Yourself Consumer Adhesives Business

On November 3, 2020, we completed the sale of the India-based do-it-yourself (“DIY”) business to Pidilite Industries Ltd. and received cash of approximately $257 million. In the second quarter of 2021, we received the full payment of $28 million pursuant to an earnout provision based on the DIY business’s achievement of certain sales revenue targets in line with its 2019 performance. As a result, we recognized an additional pretax gain of $28 million in the second quarter of 2021, which was recorded in gain on sale of India-based DIY business in our consolidated statements of operations.

Separation and Deconsolidation of Venator

On December 23, 2020, we completed the sale of approximately 42.4 million ordinary shares of Venator Materials PLC (“Venator”). Concurrent with the sale of ordinary shares, we entered into an option agreement, pursuant to which we granted an option to funds advised by SK Capital Partners, LP to purchase the remaining approximate 9.7 million ordinary shares we held in Venator at $2.15 per share. The option expired on June 23, 2023; however, prior to its expiration, we recorded this option at fair value with changes in fair value reported in earnings. We account for our remaining ownership interest in Venator as an investment in equity securities that are marked to fair value with changes in fair value reported in earnings. For the years ended December 31, 2023, 2022 and 2021, we recorded net losses of $5 million, $12 million and $28 million, respectively, to record our investment in Venator and related option at fair value. These net losses were recorded in “Fair value adjustments to Venator investment, net” in our consolidated statements of operations.

5. INVENTORIES

Inventories consisted of the following (dollars in millions):

	December 31,
	2023	2022
Raw materials and supplies	$191	$241
Work in progress	39	40
Finished goods	673	758
Total	903	1,039
LIFO reserves	(36)	(44)
Net inventories	$867	$995

For both  December 31, 2023 and 2022, approximately 8% of inventories were recorded using the LIFO cost method.

6. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2023	2022
Land	$99	$94
Buildings	586	570
Plant and equipment	5,238	5,092
Construction in progress	362	274
Total	6,285	6,030
Less accumulated depreciation	(3,909)	(3,653)
Net	$2,376	$2,377

Huntsman International

	December 31,
	2023	2022
Land	$99	$94
Buildings	586	570
Plant and equipment	5,326	5,180
Construction in progress	362	274
Total	6,373	6,118
Less accumulated depreciation	(3,997)	(3,741)
Net	$2,376	$2,377

Depreciation expense from continuing operations for Huntsman Corporation and Huntsman International for 2023, 2022 and 2021 was $231 million, $233 million and $231 million, respectively.

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES

Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2023	2022
Equity Method:
BASF Huntsman Shanghai Isocyanate Investment BV (50%)	$98	$103
Nanjing Jinling Huntsman New Material Co., Ltd. (49%)	304	282
Jurong Ningwu New Material Development Co., Ltd. (30%)	33	37
KPX Huntsman Polyurethanes Automotive Co., Ltd. (50%)	3	3
Total investments	$438	$425

All of our equity method investments are held by our Polyurethanes segment.

Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of our unconsolidated affiliates as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 is as follows (dollars in millions):

	December 31,
	2023	2022
Current assets	$419	$454
Non-current assets	804	870
Current liabilities	188	237
Non-current liabilities	48	126

	Year ended December 31,
	2023	2022	2021
Revenues	$2,299	$2,410	$2,588
Gross profit	285	243	470
Income from continuing operations	180	148	305
Net income	180	148	305

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

●

AAC is our 50%-owned joint venture with the Zamil Group that manufactures products for our Performance Products segment. As required in the operating agreement governing this joint venture, we purchase all of AAC’s production and sell it to our customers. Substantially all of the joint venture’s activities are conducted on our behalf.

During the year ended December 31, 2023, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 14. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at December 31, 2023, the joint ventures’ assets, liabilities and results of operations are included in our consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our consolidated balance sheets as of December 31, 2023 and 2022 (dollars in millions):

	December 31,
	2023	2022
Current assets	$67	$73
Property, plant and equipment, net	150	149
Operating lease right-of-use assets	29	28
Other noncurrent assets	125	140
Deferred income taxes	13	13
Total assets	$384	$403
Current liabilities	$121	$144
Long-term debt	17	26
Noncurrent operating lease liabilities	21	19
Other noncurrent liabilities	15	25
Deferred income taxes	1	—
Total liabilities	$175	$214

The revenues, income from continuing operations before income taxes and net cash provided by operating activities for our variable interest entities are as follows (dollars in millions):

	Year ended December 31,
	2023	2022	2021
Revenues	$—	$—	$—
Income from continuing operations before income taxes	60	36	12
Net cash provided by operating activities	78	81	33

9. LEASES

We primarily lease manufacturing and research facilities, administrative offices, land, tanks, railcars and equipment. Leases with an initial term of 12 months or less are not recognized on the balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Our leases have remaining lives from one month to 34 years. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately one year to 30 years or more. Renewal and termination options that we are reasonably certain to exercise have been included in the calculation of the lease right-of-use assets and lease liabilities. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

The components of operating lease expense, cash flows and supplemental noncash information from continuing operations are as follows (dollars in millions):

	Year ended December 31,
	2023	2022	2021
Operating lease expense:
Cost of goods sold	$40	$37	$39
Selling, general and administrative	22	21	22
Research and development	7	6	6
Total operating lease expense(1)	$69	$64	$67

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64	$63	$63

Supplemental noncash information:
Leased assets obtained in exchange for new operating lease liabilities	$32	$24	$18

(1)	Total operating lease expense includes short-term lease expense of approximately $1 million, $1 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Total operating lease expense includes variable lease expense of approximately $1 million, nil and nil for the years ended December 31, 2023, 2022 and 2021, respectively.

The weighted-average lease term and discount rate for our operating leases from continuing operations are as follows:

	Year ended December 31,
	2023	2022	2021
Weighted-average remaining lease term (in years)	9	10	10
Weighted-average discount rate	3.8%	3.7%	3.7%

The undiscounted future cash flows of operating lease liabilities from continuing operations as of December 31, 2023 are as follows (dollars in millions):

Year ending December 31,
2024	$60
2025	57
2026	51
2027	49
2028	46
Thereafter	193
Total lease payments	456
Less imputed interest	(76)
Total	$380

As of December 31, 2023, we have additional leases, primarily for leases of a research facility and tanks, that have not yet commenced of approximately $65 million. These leases will commence in 2024 with lease terms of up to 20 years.

10. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2023			December 31, 2022
	Carrying	Accumulated		Carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Patents, trademarks and technology	$470	$282	$188	$468	$267	$201
Licenses and other agreements	312	129	183	311	106	205
Other intangibles	52	36	16	51	32	19
Total	$834	$447	$387	$830	$405	$425

Huntsman International

	December 31, 2023			December 31, 2022
	Carrying	Accumulated		Carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Patents, trademarks and technology	$470	$282	$188	$468	$267	$201
Licenses and other agreements	312	129	183	311	106	205
Other intangibles	60	44	16	59	40	19
Total	$842	$455	$387	$838	$413	$425

Amortization expense from continuing operations was $40 million for each of the years ended December 31, 2023, 2022 and 2021.

Estimated future amortization expense from continuing operations for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31,
2024	$40
2025	40
2026	40
2027	39
2028	39

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2023	2022
Payroll and related accruals	$76	$93
Income taxes	67	68
Taxes other than income taxes	49	44
Volume and rebate accruals	43	36
Restructuring and plant closing reserves	26	72
Other miscellaneous accruals	134	116
Total	$395	$429

Huntsman International

	December 31,
	2023	2022
Payroll and related accruals	$76	$93
Income taxes	67	68
Taxes other than income taxes	46	44
Volume and rebate accruals	43	36
Restructuring and plant closing reserves	26	72
Other miscellaneous accruals	132	114
Total	$390	$427

12. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  December 31, 2023, 2022 and 2021, accrued restructuring costs by type of cost consisted of the following (dollars in millions):

		Other
	Workforce	restructuring
	reductions	costs	Total
Accrued liabilities as of January 1, 2021	$23	$—	$23
Charges	17	5	22
Payments	(15)	(4)	(19)
Accrued liabilities as of December 31, 2021	25	1	26
Charges	69	11	80
Payments	(18)	(12)	(30)
Accrued liabilities as of December 31, 2022	76	—	76
(Credits) charges	(4)	11	7
Payments	(45)	(11)	(56)
Accrued liabilities as of December 31, 2023	$27	$—	$27

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment are provided below (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2021	$12	$2	$9	$—	$23
Charges (credits)	6	2	(1)	15	22
Payments	(9)	(3)	(3)	(4)	(19)
Accrued liabilities as of December 31, 2021	9	1	5	11	26
Charges	28	5	8	39	80
Payments	(13)	(1)	(3)	(13)	(30)
Accrued liabilities as of December 31, 2022	24	5	10	37	76
Charges (credits)	1	6	7	(7)	7
Payments	(17)	(4)	(13)	(22)	(56)
Accrued liabilities as of December 31, 2023	$8	$7	$4	$8	$27

Current portion of restructuring reserves	$8	$7	$3	$8	$26
Long-term portion of restructuring reserves	—	—	1	—	1

Details with respect to cash and noncash restructuring charges from continuing operations for the years ended December 31, 2023, 2022 and 2021 are provided below (dollars in millions):

Cash charges	$7
Noncash charges:
Accelerated depreciation	9
Other noncash charges	2
Total 2023 restructuring, impairment and plant closing costs	$18

Cash charges	$80
Noncash charges:
Accelerated depreciation	6
Gain on sale of assets	(2)
Other noncash charges	2
Total 2022 restructuring, impairment and plant closing costs	$86

Cash charges	$22
Noncash charges:
Accelerated depreciation	14
Gain on sale of assets	(3)
Other noncash charges	7
Total 2021 restructuring, impairment and plant closing costs	$40

RESTRUCTURING ACTIVITIES

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program is associated with all of our segments and includes exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we recorded net restructuring expense of approximately $9 million for the year ended December 31, 2023, primarily related to workforce reductions and accelerated depreciation, partially offset by adjustments to restructuring reserves that are no longer required for certain workforce reductions. We recorded net restructuring expense of approximately $34 million for the year ended December 31, 2022, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $4 million through the first half of 2025.

Beginning in the first quarter of 2021, our Corporate function implemented a restructuring program to optimize our global approach to leveraging shared services capabilities. During the second quarter of 2022, this program was further expanded to include additional geographies. During the year ended December 31, 2023, we evaluated current developments of this program and related anticipated cash costs, and we recorded a net restructuring credit of approximately $6 million for the year ended December 31, 2023, primarily to adjust restructuring reserves that are no longer required for certain workforce reductions. During the years ended December 31, 2022 and 2021, we recorded approximately $15 million and $16 million, respectively, of net restructuring costs, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $1 million through the first half of 2024.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. During the second quarter of 2022, this optimization program was further expanded to include the entire Polyurethanes business. In connection with this restructuring program, we recorded net restructuring expense of approximately $4 million, $10 million and $7 million for the years ended December 31, 2023, 2022 and 2021, respectively. During 2023 and 2022, this net expense primarily related to workforce reductions. During 2021, this net expense primarily related to workforce reductions and accelerated depreciation, partially offset by a gain on the sale of assets of approximately $3 million. We do not expect to record further significant restructuring expenses.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with our 2020 acquisition of CVC Thermoset Specialties, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded net restructuring expense of approximately $4 million, $8 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively, primarily related to a site closure and accelerated depreciation. We expect to record further restructuring expenses of approximately $1 million through the first half of 2024.

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

13. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2023	2022
Pension liabilities	$177	$183
Employee benefit accrual	44	38
Other postretirement benefits	35	42
Other	89	159
Total	$345	$422

Huntsman International

	December 31,
	2023	2022
Pension liabilities	$177	$183
Employee benefit accrual	44	38
Other postretirement benefits	35	42
Other	83	151
Total	$339	$414

14. DEBT

Outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

	December 31,
	2023	2022
Senior credit facilities:
Revolving facility	$—	$55
Amounts outstanding under A/R programs	169	166
Senior notes	1,471	1,455
Variable interest entities	26	35
Other	22	26
Total debt	$1,688	$1,737
Total current portion of debt	$12	$66
Long-term portion of debt	1,676	1,671
Total debt	$1,688	$1,737

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

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction in the face amount of that debt liability. As of December 31, 2023 and 2022, the amount of debt issuance costs directly reducing the debt liability was $7 million and $8 million, respectively. We record the amortization of debt issuance costs as interest expense.

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

The following table presents certain amounts under our 2022 Revolving Credit Facility as of December 31, 2023 (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance	Carrying
Facility	amount	outstanding		costs	value	Interest rate(2)	Maturity
2023 Revolving Credit Facility	$1,200	$—	(1)	$—	$—	Term Secured Overnight Financing Rate ("SOFR") plus 1.525%	May 2027

(1)	On December 31, 2023, we had an additional $4 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.
(2)

Interest rates on borrowings under the 2022 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate as of December 31, 2023 was 1.525% above Term SOFR.

A/R Programs

Our A/R Programs are structured so that we transfer certain of our trade receivables to the U.S. special purpose entity (“U.S. SPE”) and the European special purpose entity (“EU SPE”) in transactions intended to be true sales or true contributions. The receivables collateralize debt incurred by the U.S. SPE and the EU SPE.

On January 22, 2024, we entered into an amendment to our U.S. A/R Program that extended the scheduled maturity date of our U.S. A/R Program from July 2024 to January 2027. In addition, on January 31, 2024, we entered into an amendment to our EU A/R Program, effective as of February 15, 2024, that extended the scheduled maturity date of our EU A/R Program from July 2024 to July 2027. Aside from the extended maturity dates, these amendments to our A/R Programs secured substantially similar terms as those in the prior agreements.

Information regarding our A/R Programs as of December 31, 2023 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	July 2024	$150	$110	(3)	Applicable rate plus 0.90%
EU A/R Program	July 2024	€100	€53		Applicable rate plus 1.30%
		(or approximately $111)	(or approximately $59)

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

(3)	As of December 31, 2023, we had approximately $6 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of December 31, 2023 and 2022, $224 million and $272 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Senior Notes

As of December 31, 2023, we had outstanding the following notes (monetary amounts in millions):

				Unamortized
				premiums,
				discounts
				and debt
Notes	Maturity	Interest rate	Amount outstanding	issuance costs
2025 Senior Notes	April 2025	4.25%	€300 (€299 carrying value ($332))	$1
2029 Senior Notes	February 2029	4.50%	$750 ($742 carrying value)	8
2031 Senior Notes	June 2031	2.95%	$400 ($397 carrying value)	3

The 2025, 2029 and 2031 Senior Notes are general unsecured senior obligations of Huntsman International. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of subsidiaries, enter into sale and leaseback transactions with respect to any principal properties, consolidate or merge with or into any other person or lease and sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2025, 2029 and 2031 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holders’ notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

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

On May 26, 2021, Huntsman International completed a $400 million offering of its 2031 Senior Notes. On June 23, 2021, Huntsman International applied the net proceeds from the offering, along with cash on hand, to redeem in full $400 million in aggregate principal amount of its 5.125% senior notes due 2022 and to pay accrued but unpaid interest of approximately $2 million. In addition, we paid redemption premiums and related fees and expenses of approximately $25 million and recognized a corresponding loss on early extinguishment of debt of $26 million in the second quarter of 2021.

Variable Interest Entity Debt

As of December 31, 2023, AAC, our consolidated 50%-owned joint venture, had $26 million outstanding under its loan commitments and debt financing arrangements. As of December 31, 2023, we have $9 million classified as current debt and $17 million as long-term debt on our consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

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

Maturities

The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2023 are as follows (dollars in millions):

Year ending December 31,
2024	$12
2025	344
2026	10
2027	172
2028	3
Thereafter	1,147
$1,688

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

During 2023, there were no other reclassifications from accumulated other comprehensive loss to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts. Market risk arises from changes in interest rates.

Foreign Exchange Rate Risk

Our cash flows and earnings are subject to fluctuations due to exchange rate variation. Our revenues and expenses are denominated in various currencies. We enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2023 and 2022, we had approximately $322 million and $315 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in foreign currency contracts with a term of approximately one month related to continuing operations.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2023, we have designated approximately €45 million (approximately $50 million) of euro-denominated debt as a hedge of our net investment. For the years ended December 31, 2023, 2022 and 2021, the amounts recognized on the hedge of our net investment were a loss of $8 million, a loss of $10 million and a loss of $11 million, respectively, and were recorded in other comprehensive income (loss).

Commodity Prices Risk

Inherent in our business is exposure to price changes for several commodities. However, our exposure to changing commodity prices is somewhat limited since the majority of our raw materials are acquired at posted or market related prices, and sales prices for many of our finished products are at market related prices which are largely set on a monthly or quarterly basis in line with industry practice. Consequently, we may choose to partially hedge our commodity exposures from time to time.

16. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	December 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$15	$15	$15	$15
Investment in Venator	—	—	5	5
Long-term debt (including current portion)	(1,688)	(1,613)	(1,737)	(1,578)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). Our investment in Venator is marked to fair value, which is obtained through market observable pricing using prevailing market prices (Level 1). The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2023 and 2022. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2023, and current estimates of fair value may differ significantly from the amounts presented herein.

During the years ended December 31, 2023 and 2022, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized or unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

17. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the years ended  December 31, 2023, 2022 and 2021 (dollars in millions):

2023	Polyurethanes	Performance Products	Advanced Materials	Corporate and eliminations	Total
Primary geographic markets(1):
U.S. and Canada	$1,476	$560	$323	$(8)	$2,351
Europe	1,022	247	414	(16)	1,667
Asia Pacific	1,063	282	268	(2)	1,611
Rest of world	304	89	87	2	482
	$3,865	$1,178	$1,092	$(24)	$6,111

Major product groupings:
Diversified	$3,865	$1,178			$5,043
Specialty			$1,029		1,029
Other			63		63
Eliminations				$(24)	(24)
	$3,865	$1,178	$1,092	$(24)	$6,111

2022	Polyurethanes	Performance Products	Advanced Materials	Corporate and eliminations	Total
Primary geographic markets(1):
U.S. and Canada	$2,126	$806	$411	$(13)	$3,330
Europe	1,239	395	461	(15)	2,080
Asia Pacific	1,321	402	296	(4)	2,015
Rest of world	381	110	109	(2)	598
	$5,067	$1,713	$1,277	$(34)	$8,023

Major product groupings:
Diversified	$5,067	$1,713			$6,780
Specialty			$1,180		1,180
Other			97		97
Eliminations				$(34)	(34)
	$5,067	$1,713	$1,277	$(34)	$8,023

2021	Polyurethanes	Performance Products	Advanced Materials	Corporate and eliminations	Total
Primary geographic markets(1):
U.S. and Canada	$1,884	$656	$365	$(24)	$2,881
Europe	1,322	382	425	(8)	2,121
Asia Pacific	1,418	362	297	—	2,077
Rest of world	395	85	111	—	591
	$5,019	$1,485	$1,198	$(32)	$7,670

Major product groupings:
Diversified	$5,019	$1,485			$6,504
Specialty			$1,077		1,077
Other			121		121
Eliminations				$(32)	(32)
	$5,019	$1,485	$1,198	$(32)	$7,670

(1)	Geographic information for revenues is based upon countries into which product is sold.

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

Beginning July 1, 2014, the Huntsman Defined Benefit Pension Plan was closed to new non-union entrants and as of April 1, 2015, it was closed to new union entrants. In addition, as of January 1, 2015, Rubicon closed its defined benefit plan to new entrants. Following the closure of these plans, new hires have been provided with a defined contribution plan with a non-discretionary employer contribution of 6% of pay and a company match of up to 4% of pay, for a total company contribution of up to 10% of pay. We also sponsor unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. Effective August 1, 2015, the postretirement benefit plans were closed to new entrants.

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

The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in our consolidated balance sheets at December 31, 2023 and 2022 (dollars in millions):

	Defined benefit plans				Other postretirement benefit plans
	2023		2022		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	plans	plans	plans	plans	plans	plans	plans	plans
Change in plan assets:
Fair value of plan assets at beginning of year	$691	$1,436	$925	$1,970	$—	$—	$—	$—
Actual return on plan assets	86	67	(150)	(381)	—	—	—	—
Foreign currency exchange rate changes	—	80	—	(129)	—	—	—	—
Participant contributions	—	5	—	5	2	—	2	—
Settlements/transfers/divestitures	—	(16)	(30)	(5)	—	—	—	—
Company contributions	18	26	5	36	6	—	7	—
Benefits paid	(67)	(56)	(59)	(60)	(8)	—	(9)	—
Fair value of plan assets at end of year	$728	$1,542	$691	$1,436	$—	$—	$—	$—

Change in benefit obligation:
Benefit obligation at beginning of year	$770	$1,354	$1,048	$2,032	$47	$—	$61	$—
Service cost	11	15	19	26	1	—	1	—
Interest cost	43	50	32	23	3	—	2	—
Participant contributions	—	5	—	5	2	—	2	—
Plan amendments	—	—	—	(2)	(1)	—	—	—
Foreign currency exchange rate changes	—	77	—	(131)	—	—	—	—
Settlements/curtailments/divestitures	—	(21)	(26)	(5)	—	—	—	—
Actuarial loss (gain)	27	139	(244)	(534)	(4)	—	(10)	—
Benefits paid	(67)	(56)	(59)	(60)	(8)	—	(9)	—
Benefit obligation at end of year	$784	$1,563	$770	$1,354	$40	$—	$47	$—

Funded status:
Fair value of plan assets	$728	$1,542	$691	$1,436	$—	$—	$—	$—
Benefit obligation	(784)	(1,563)	(770)	(1,354)	(40)	—	(47)	—
(Under) over funded status	$(56)	$(21)	$(79)	$82	$(40)	$—	$(47)	$—

Amounts recognized in balance sheet:
Noncurrent asset	$—	$110	$—	$196	$—	$—	$—	$—
Current liability	(7)	(3)	(6)	(4)	(5)	—	(5)	—
Noncurrent liability	(49)	(128)	(73)	(110)	(35)	—	(42)	—
Net (liability) asset	$(56)	$(21)	$(79)	$82	$(40)	$—	$(47)	$—

Huntsman Corporation

	Defined benefit plans				Other postretirement benefit plans
	2023		2022		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	plans	plans	plans	plans	plans	plans	plans	plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$199	$547	$202	$511	$7	$—	$11	$—
Prior service credit	(4)	(14)	(6)	(18)	(12)	—	(16)	—
Total	$195	$533	$196	$493	$(5)	$—	$(5)	$—

Huntsman International

	Defined benefit plans				Other postretirement benefit plans
	2023		2022		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	plans	plans	plans	plans	plans	plans	plans	plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$199	$547	$202	$511	$7	$—	$11	$—
Prior service credit	(4)	(14)	(6)	(18)	(12)	—	(16)	—
Total	$195	$533	$196	$493	$(5)	$—	$(5)	$—

During 2023, our overall net unfunded liability in our U.S. pension and other postretirement benefit plans decreased, primarily due to favorable investment returns, partially offset by a decrease in discount rates. Our overall net unfunded liability in our non-U.S. pension plans increased, primarily due to a decrease in discount rates in most countries with significant impacts from Germany, the Netherlands, Switzerland and the U.K., partially offset by favorable foreign currency movements on assets and favorable investment returns, primarily from the Netherlands and the U.K.

During 2022, the overall decreases in our U.S. pension and other postretirement benefit plan obligations were primarily due to increases in discount rates. The overall decrease in our non-U.S. pension plan obligation was primarily due to increases in discount rates in most countries with significant impacts from Germany, the Netherlands, Switzerland and the U.K., as well as unfavorable investment returns compared to expectations, primarily from the Netherlands and the U.K.

Components of net periodic benefit (credit) cost for the years ended December 31, 2023, 2022 and 2021 were as follows (dollars in millions):

Huntsman Corporation

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2023	2022	2021	2023	2022	2021
Service cost	$11	$19	$20	$15	$26	$30
Interest cost(1)	43	32	31	50	23	17
Expected return on plan assets(1)	(56)	(62)	(62)	(69)	(87)	(91)
Amortization of prior service credit(1)	(2)	(2)	(2)	(4)	(3)	(4)
Amortization of actuarial loss(1)	—	20	31	32	27	48
Settlement loss(1)	—	5	—	6	—	3
Net periodic benefit (credit) cost	$(4)	$12	$18	$30	$(14)	$3

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2023	2022	2021	2023	2022	2021
Service cost	$1	$1	$2	$—	$—	$—
Interest cost(1)	3	2	2	—	—	—
Amortization of prior service credit(1)	(5)	(5)	(5)	—	—	—
Amortization of actuarial loss(1)	—	2	2	—	—	—
Net periodic benefit (credit) cost	$(1)	$—	$1	$—	$—	$—

Huntsman International

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2023	2022	2021	2023	2022	2021
Service cost	$11	$19	$20	$15	$26	$30
Interest cost(1)	43	32	31	50	23	17
Expected return on plan assets(1)	(56)	(62)	(62)	(69)	(87)	(91)
Amortization of prior service credit(1)	(2)	(2)	(2)	(4)	(3)	(4)
Amortization of actuarial loss(1)	—	20	31	32	27	51
Settlement loss(1)	—	5	—	6	—	3
Net periodic benefit (credit) cost	$(4)	$12	$18	$30	$(14)	$6

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2023	2022	2021	2023	2022	2021
Service cost	$1	$1	$2	$—	$—	$—
Interest cost(1)	3	2	2	—	—	—
Amortization of prior service credit(1)	(5)	(5)	(5)	—	—	—
Amortization of actuarial loss(1)	—	2	2	—	—	—
Net periodic benefit (credit) cost	$(1)	$—	$1	$—	$—	$—

(1)	Amounts are presented in other income, net.

The amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2023, 2022 and 2021 were as follows (dollars in millions):

Huntsman Corporation

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2023	2022	2021	2023	2022	2021
Current year actuarial (gain) loss	$(3)	$(28)	$(78)	$135	$(115)	$(150)
Amortization of actuarial loss	—	(20)	(31)	(32)	(36)	(59)
Current year prior service (credit) cost	—	—	—	—	(3)	1
Amortization of prior service credit	2	2	2	4	5	5
Settlements/curtailments	—	(5)	—	(5)	—	(3)
Total recognized in other comprehensive income (loss)	(1)	(51)	(107)	102	(149)	(206)
Amounts related to discontinued operations	(1)	2	20	—	57	25
Total recognized in other comprehensive income (loss) in continuing operations	(2)	(49)	(87)	102	(92)	(181)
Net periodic benefit (credit) cost	(4)	12	18	30	(14)	3
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(6)	$(37)	$(69)	$132	$(106)	$(178)

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2023	2022	2021	2023	2022	2021
Current year actuarial gain	$(4)	$(10)	$(2)	$—	$—	$—
Amortization of actuarial loss	—	(2)	(2)	—	—	—
Current year prior service credit	(1)	—	—	—	—	—
Amortization of prior service credit	5	5	5	—	—	—
Total recognized in other comprehensive income (loss)	—	(7)	1	—	—	—
Amounts related to discontinued operations	1	2	1	—	—	—
Total recognized in other comprehensive income (loss) in continuing operations	1	(5)	2	—	—	—
Net periodic benefit (credit) cost	(1)	—	1	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$—	$(5)	$3	$—	$—	$—

Huntsman International

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2023	2022	2021	2023	2022	2021
Current year actuarial (gain) loss	$(3)	$(28)	$(78)	$135	$(115)	$(150)
Amortization of actuarial loss	—	(20)	(31)	(32)	(36)	(62)
Current year prior service (credit) cost	—	—	—	—	(3)	1
Amortization of prior service credit	2	2	2	4	5	5
Settlements/curtailments	—	(5)	—	(5)	—	(3)
Total recognized in other comprehensive income (loss)	(1)	(51)	(107)	102	(149)	(209)
Amounts related to discontinued operations	(1)	2	20	—	57	25
Total recognized in other comprehensive income (loss) in continuing operations	(2)	(49)	(87)	102	(92)	(184)
Net periodic benefit cost (credit)	(4)	12	18	30	(14)	6
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(6)	$(37)	$(69)	$132	$(106)	$(178)

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2023	2022	2021	2023	2022	2021
Current year actuarial gain	$(4)	$(10)	$(2)	$—	$—	$—
Amortization of actuarial loss	—	(2)	(2)	—	—	—
Current year prior service credit	(1)	—	—	—	—	—
Amortization of prior service credit	5	5	5	—	—	—
Total recognized in other comprehensive income (loss)	—	(7)	1	—	—	—
Amounts related to discontinued operations	1	2	1	—	—	—
Total recognized in other comprehensive income (loss) in continuing operations	1	(5)	2	—	—	—
Net periodic benefit (credit) cost	(1)	—	1	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$—	$(5)	$3	$—	$—	$—

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2023	2022	2021	2023	2022	2021
Projected benefit obligation:
Discount rate	5.46%	5.75%	3.11%	3.11%	3.67%	1.20%
Rate of compensation increase	4.14%	4.24%	4.09%	2.87%	2.93%	2.86%
Interest credit rate	5.15%	5.15%	5.15%	2.14%	2.35%	0.87%
Net periodic pension cost:
Discount rate	5.75%	3.11%	2.82%	3.67%	1.20%	0.76%
Rate of compensation increase	4.24%	4.09%	4.09%	2.93%	2.86%	2.64%
Expected return on plan assets	7.18%	7.17%	7.52%	4.90%	4.80%	4.80%
Interest credit rate	5.15%	5.15%	5.15%	2.35%	0.87%	0.52%

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2023	2022	2021	2023	2022	2021
Projected benefit obligation:
Discount rate	5.54%	5.80%	3.01%	4.60%	5.10%	2.80%
Net periodic pension cost:
Discount rate	5.80%	3.01%	2.63%	5.10%	2.80%	2.30%

At  December 31, 2023 and 2022, the healthcare trend rate used to measure the expected increase of the cost of benefits was assumed to be 6.5% and 6.75%, respectively, decreasing to 5.0% in 2029 and thereafter.

The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2023 and 2022 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2023	2022	2023	2022
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$291	$770	$474	$116
Fair value of plan assets	235	691	342	3

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2023 and 2022 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2023	2022	2023	2022
Accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$79	$770	$132	$116
Accumulated benefit obligation	79	758	123	108
Fair value of plan assets	23	691	2	3

The accumulated benefit obligation of our defined pension plans as of December 31, 2023 and 2022 was $2,264 million and $2,057 million, respectively.

Expected future contributions and benefit payments related to continuing operations are as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
		Other		Other
	Defined	postretirement	Defined	postretirement
	benefit	benefit	benefit	benefit
	plans	plans	plans	plans
2024 expected employer contributions:
To plan trusts	$7	$5	$22	$—
Expected benefit payments:
2024	77	5	77	—
2025	79	5	74	—
2026	75	5	73	—
2027	60	4	80	—
2028	64	4	85	—
2029 - 2033	303	16	442	—

Our investment strategy with respect to pension assets is to pursue an investment plan that, over the long term, is expected to protect the funded status of the plan, enhance the real purchasing power of plan assets and not threaten the plan’s ability to meet currently committed obligations. Additionally, our investment strategy is to achieve returns on plan assets, subject to a prudent level of portfolio risk. Plan assets are invested in a broad range of investments. These investments are diversified in terms of domestic and international equities, both growth and value funds, including small, mid and large capitalization equities; short-term and long-term debt securities; real estate; and cash and cash equivalents. The investments are further diversified within each asset category. The portfolio diversification provides protection against a single investment or asset category having a disproportionate impact on the aggregate performance of the plan assets.

Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third-party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market or geographic location. During 2023 and 2022, there were no transfers into or out of Level 3 assets.

We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

The fair value of plan assets for the pension plans was $2,270 million and $2,127 million at December 31, 2023 and 2022, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair value amounts using
		Quoted prices in active	Significant other	Significant
	December 31,	markets for identical	observable inputs	unobservable inputs
Asset category	2023	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$329	$175	$154	$—
Fixed income	364	147	217	—
Real estate/other	14	14	—	—
Cash	21	21	—	—
Total U.S. pension plan assets	$728	$357	$371	$—
Non-U.S. pension plans:
Equities	$343	$87	$256	$—
Fixed income	721	483	238	—
Real estate/other	398	47	270	81
Cash	80	80	—	—
Total non-U.S. pension plan assets	$1,542	$697	$764	$81

		Fair value amounts using
		Quoted prices in active	Significant other	Significant
	December 31,	markets for identical	observable inputs	unobservable inputs
Asset category	2022	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$324	$180	$144	$—
Fixed income	327	143	184	—
Real estate/other	18	18	—	—
Cash	22	22	—	—
Total U.S. pension plan assets	$691	$363	$328	$—
Non-U.S. pension plans:
Equities	$298	$96	$202	$—
Fixed income	622	391	231	—
Real estate/other	386	46	269	71
Cash	130	130	—	—
Total non-U.S. pension plan assets	$1,436	$663	$702	$71

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real estate/other
	Year ended December 31,
	2023	2022
Fair value measurements of plan assets using significant unobservable inputs (Level 3)
Balance at beginning of period	$71	$99
Return on pension plan assets	(2)	(5)
Purchases, sales and settlements	12	(23)
Transfers into (out of) Level 3	—	—
Balance at end of period	$81	$71

Based upon historical returns, the expectations of our investment committee and outside advisors, the expected long-term rate of return on the pension assets is estimated to be between 4.8% and 7.52%. The asset allocation for our pension plans at December 31, 2023 and 2022 and the target allocation for 2024, by asset category, are as follows:

	Target
	allocation	Allocation at December 31,
Asset category	2024	2023	2022
U.S. pension plans:
Equities	46%	45%	47%
Fixed income	51%	50%	47%
Real estate/other	2%	2%	3%
Cash	1%	3%	3%
Total U.S. pension plans	100%	100%	100%
Non-U.S. pension plans:
Equities	22%	22%	21%
Fixed income	50%	47%	43%
Real estate/other	23%	26%	27%
Cash	5%	5%	9%
Total non-U.S. pension plans	100%	100%	100%

Equity securities in our pension plans did not include any direct investments in equity securities of our Company or our affiliates at the end of 2023.

Defined Contribution Plans

We have defined contribution plans in a variety of global locations. Our total combined expense for our defined contribution plans for the years ended December 31, 2023, 2022 and 2021 was $27 million, $29 million and $24 million, respectively, primarily related to our U.S. plans.

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

SUPPLEMENTAL SALARY DEFFERAL PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Huntsman Supplemental Savings Plan (the “SSP”) is a non-qualified plan covering key management employees and allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 75% of their salary and bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year. The SSP was amended and restated effective as of January 1, 2005 to allow eligible executive employees to comply with Section 409A of the Internal Revenue Code of 1986. Assets of these plans are included in other noncurrent assets and as of December 31, 2023 and 2022 were $51 million and $41 million, respectively. During each of the years ended December 31, 2023, 2022 and 2021, we expensed approximately $1 million as contributions to the SSP.

The Huntsman Supplemental Executive Retirement Plan is an unfunded non-qualified pension plan established to provide certain executive employees with benefits that could not be provided, due to legal limitations, under the Huntsman Defined Benefit Pension Plan, a qualified defined benefit pension plan, and the Huntsman Money Purchase Pension Plan, a qualified money purchase pension plan.

Stock-Based Incentive Plan

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. As of December 31, 2023, we had approximately 6 million shares remaining under the 2016 Stock Incentive Plan available for grant. See “Note 23. Stock-Based Compensation Plan.”

International Plans

International employees are covered by various post-employment arrangements consistent with local practices and regulations. Such obligations are included in other long-term liabilities in our consolidated balance sheets.

19. INCOME TAXES

The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes from continuing operations (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2023	2022	2021
Income tax expense:
U.S.
Current	$8	$6	$118
Deferred	(35)	57	(70)
Non-U.S.
Current	66	91	112
Deferred	25	32	31
Total	$64	$186	$191

Huntsman International

	Year ended December 31,
	2023	2022	2021
Income tax expense:
U.S.
Current	$9	$6	$120
Deferred	(35)	59	(71)
Non-U.S.
Current	66	91	112
Deferred	25	32	31
Total	$65	$188	$192

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our provision for income taxes from continuing operations (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2023	2022	2021
Income from continuing operations before income taxes	$99	$697	$1,246

Expected tax expense at U.S. statutory rate of 21%	$21	$146	$261
Change resulting from:
State tax expense, net of federal benefit	(1)	3	15
Non-U.S. tax rate differentials	—	8	16
Change in valuation allowance	45	38	(9)
Impact of equity method investments	(28)	(21)	(37)
Non-U.S. withholding tax on repatriated earnings, net of U.S. foreign tax credits	11	17	14
Tax authority audits and dispute resolutions	5	6	4
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	3	3	(19)
Venator investment basis difference and fair market value adjustments	—	—	(29)
Change in valuation allowance on capital loss related to Venator investment	—	—	(28)
Other non-U.S. tax effects, including nondeductible expenses and withholding taxes	6	(12)	9
Other U.S. tax effects, including nondeductible expenses and other credits	2	(2)	(6)
Total income tax expense	$64	$186	$191

Huntsman International

	Year ended December 31,
	2023	2022	2021
Income from continuing operations before income taxes	$102	$700	$1,250

Expected tax expense at U.S. statutory rate of 21%	$22	$146	$261
Change resulting from:
State tax expense, net of federal benefit	(1)	3	15
Non-U.S. tax rate differentials	—	8	16
Change in valuation allowance	45	38	(9)
Impact of equity method investments	(28)	(21)	(37)
Non-U.S. withholding tax on repatriated earnings, net of U.S. foreign tax credits	11	17	14
Tax authority audits and dispute resolutions	5	6	4
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	3	3	(19)
Venator investment basis difference and fair market value adjustments	—	—	(29)
Change in valuation allowance on capital loss related to Venator investment	—	—	(28)
Other non-U.S. tax effects, including nondeductible expenses and withholding taxes	6	(12)	9
Other U.S. tax effects, including nondeductible expenses and other credits	2	—	(5)
Total income tax expense	$65	$188	$192

During 2023, the weighted average statutory rate for countries with pre-tax income (primarily our operations in China (25% statutory rate), Germany (30% statutory rate) and Luxembourg (25% statutory rate)) was offset by the weighted average statutory rate for countries with pre-tax losses (primarily our operations in the Netherlands (25.8% statutory rate)), resulting with no difference as compared to the 21% U.S. statutory rate reflected in the reconciliation above. During 2022 and 2021, the weighted average statutory rate for countries with pre-tax income (in 2022 and 2021, primarily our operations in China (25% statutory rate), Germany (30% statutory rate) and Luxembourg (25% statutory rate)) was higher than the weighted average statutory rate for countries with pre-tax losses, resulting in a net expense of $8 million and $16 million, respectively, as compared to the 21% U.S. statutory rate reflected in the reconciliation above.

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

Under the U.S. Tax Reform Act’s global intangible low-taxed income (“GILTI”) provision, our non-U.S. operations are generally subject to U.S. tax. We have elected to treat the GILTI as a current-period expense when incurred. The stated purpose of the GILTI rules is to generate additional U.S. tax related to income in non-U.S. jurisdictions which incur less than a blended 13.125% non-U.S. tax rate. Our non-U.S. income is subject to a blended rate greater than 13.125%; however, in practice, the GILTI regulations result in additional tax liability as a result of expense allocations which limit our ability to utilize foreign tax credits against the GILTI inclusion. For 2023, 2022 and 2021, we have incurred a tax expense of $3 million, tax expense of $3 million and tax benefit of $4 million, respectively, resulting from these expense allocations, net of other U.S. taxation on foreign operations. Our results for 2021 included a $15 million benefit from the Foreign Derived Intangible Income (“FDII”) provisions of the U.S. Tax Reform Act.

The components of income from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2023	2022	2021
U.S.	$(155)	$273	$530
Non-U.S.	254	424	716
Total	$99	$697	$1,246

Huntsman International

	Year ended December 31,
	2023	2022	2021
U.S.	$(152)	$276	$534
Non-U.S.	254	424	716
Total	$102	$700	$1,250

Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$234	$220
Operating leases	92	100
Pension and other employee compensation	65	65
Deferred interest	78	49
Basis difference in Venator investment	—	45
Capitalized research and development costs	44	30
Property, plant and equipment	22	25
Intangible assets	16	24
Intercompany prepayments	28	9
Other, net	41	45
Total	$620	$612
Deferred income tax liabilities:
Property, plant and equipment	$(267)	$(263)
Operating leases	(93)	(102)
Intangible assets	(80)	(83)
Pension and other employee compensation	(28)	(47)
Outside basis difference in subsidiaries	(41)	(31)
Unrealized currency gains	(8)	(11)
Other, net	(13)	(9)
Total	$(530)	$(546)
Net deferred tax asset before valuation allowance	$90	$66
Valuation allowance—net operating losses and other	(221)	(169)
Net deferred tax liability	$(131)	$(103)
Non-current deferred tax asset	$112	$147
Non-current deferred tax liability	(243)	(250)
Net deferred tax liability	$(131)	$(103)

Huntsman International

	December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$234	$220
Operating leases	92	100
Pension and other employee compensation	65	65
Deferred interest	78	49
Basis difference in Venator investment	—	45
Capitalized research and development costs	44	30
Property, plant and equipment	22	25
Intangible assets	16	24
Intercompany prepayments	28	9
Other, net	41	45
Total	$620	$612
Deferred income tax liabilities:
Property, plant and equipment	$(267)	$(263)
Operating leases	(93)	(102)
Intangible assets	(80)	(83)
Pension and other employee compensation	(28)	(47)
Outside basis difference in subsidiaries	(41)	(31)
Unrealized currency gains	(8)	(11)
Other, net	(17)	(13)
Total	$(534)	$(550)
Net deferred tax asset before valuation allowance	$86	$62
Valuation allowance—net operating losses and other	(221)	(169)
Net deferred tax liability	$(135)	$(107)
Non-current deferred tax asset	$112	$147
Non-current deferred tax liability	(247)	(254)
Net deferred tax liability	$(135)	$(107)

We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits our ability to consider other evidence such as our projections for the future. Our judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning associated with utilizing a deferred tax asset.

As a result of income tax accounting guidance to use a three-year cumulative loss and with the negative economic impacts of recent events, including economic challenges in Europe, we established a $14 million valuation allowance against the entire net deferred tax asset in the United Kingdom as of December 31, 2023 and a $49 million valuation allowance against the entire net deferred tax asset in the Netherlands as of December 31, 2022.

We have gross net operating losses (“NOLs”) of $884 million ($223 million tax-effected) in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $42 million ($7 million tax-effected) have a limited life (of which $2 million are subject to a valuation allowance), of which none are scheduled to expire in 2024. We had no NOLs expire unused in 2023.

We have gross U.S. federal NOLs of $31 million ($6 million tax-effected), which were primarily acquired through acquisitions subject to tax change of control limitations. We expect to be able to utilize all of these NOLs, and therefore they are not subject to a valuation allowance.

Included in the $884 million of gross non-U.S. NOLs is $256 million ($64 million tax-effected) attributable to our Luxembourg entities. As of December 31, 2023, due to the uncertainty surrounding the realization of the benefits of these losses, there is a valuation allowance of $22 million against these net tax-effected NOLs of $64 million.

We have $14 million tax effected federal and state capital loss carryovers, all of which are subject to a valuation allowance. Capital loss carryovers may only be utilized against capital gains and have a 5-year carryforward period, generally expiring at the end of 2028.

During 2021, we recognized $237 million ($57 million tax-effected) of capital gain from the Albemarle Settlement, of which we utilized $28 million tax-effected of U.S. capital loss carryovers (which were subject to a valuation allowance) and released $29 million tax-effected valuation allowance against the tax basis greater than book basis in our Venator investment that will now be realizable. During 2023, our remaining interest in Venator became worthless as a result of its bankruptcy and we realized a tax capital loss from our tax basis in our Venator investment. The related $29 million tax-effected capital losses are carried back to 2021, since now realized. All of our excess capital losses remain subject to a full valuation allowance.

Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods, or, in the case of unexpected pre-tax earnings, the release of valuation allowances in future periods.

The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2023	2022	2021
Valuation allowance as of January 1	$169	$131	$206
Valuation allowance as of December 31	221	169	131
Net (increase) decrease	(52)	(38)	75
Foreign currency movements	3	(4)	(4)
Decrease to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	4	4	(62)
Change in valuation allowance per rate reconciliation	$(45)	$(38)	$9
Components of change in valuation allowance affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(30)	$13	$13
Releases of valuation allowances in various jurisdictions	1	—	2
Establishments of valuation allowances in various jurisdictions	(16)	(51)	(6)
Change in valuation allowance per rate reconciliation	$(45)	$(38)	$9

Huntsman International

	2023	2022	2021
Valuation allowance as of January 1	$169	$131	$206
Valuation allowance as of December 31	221	169	131
Net (increase) decrease	(52)	(38)	75
Foreign currency movements	3	(4)	(4)
Decrease to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	4	4	(62)
Change in valuation allowance per rate reconciliation	$(45)	$(38)	$9
Components of change in valuation allowance affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(30)	$13	$13
Releases of valuation allowances in various jurisdictions	1	—	2
Establishments of valuation allowances in various jurisdictions	(16)	(51)	(6)
Change in valuation allowance per rate reconciliation	$(45)	$(38)	$9

The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2023	2022
Unrecognized tax benefits as of January 1	$57	$48
Gross increases and decreases—tax positions taken during a prior period	(50)	6
Gross increases and decreases—tax positions taken during the current period	—	4
Reductions resulting from the lapse of statues of limitations	(2)	—
Foreign currency movements	—	(1)
Unrecognized tax benefits as of December 31	$5	$57

As of December 31, 2023 and 2022, the amount of unrecognized tax benefits (not including interest and penalties) which, if recognized, would affect the effective tax rate is $5 million and $7 million, respectively. During 2023, we recorded a $32 million decrease to our unrecognized tax benefits related to the timing of tax losses on our Venator investment. This decrease was offset by a decrease in net deferred tax assets and, therefore, did not affect income tax expense.

On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma. Due to the sale of these legal entities, our unrecognized tax benefits (and associated interest and penalties) transferred to Archroma with no corresponding income tax benefit for the reduction since we have provided indemnification for pre-acquisition income taxes.

During 2023, we concluded and settled tax examinations in the U.S. (federal and various states), Germany, Indonesia, Singapore and Thailand. During 2022, we concluded and settled tax examinations in the U.S. (federal and various states), China and Japan. During 2021, we concluded and settled tax examinations in the U.S. (federal and various states), Germany, Taiwan and Thailand.

During 2023, for unrecognized tax benefits that impact tax expense, we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit (not including interest and penalties) of $1 million. During 2022, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense (not including interest and penalties) of $3 million. During 2021, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense (not including interest and penalties) of $3 million.

We recognized accrued interest related to unrecognized tax benefits in income tax expense as provided below (dollars in millions):

	Year ended December 31,
	2023	2022	2021
Interest included in tax expense	$3	$3	$1

	December 31,
	2023	2022
Accrued liability for interest	$6	$8

We conduct business globally, and as a result, we file income tax returns in U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax jurisdiction	Open tax years
Belgium	2020 and later
China	2013 and later
Germany	2016 and later
Hong Kong	2018 and later
India	2006 and later
Italy	2018 and later
Mexico	2022 and later
Switzerland	2017 and later
The Netherlands	2020 and later
United Kingdom	2020 and later
United States federal	2017 and later

Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

We estimate that it is reasonably possible that certain of our unrecognized tax benefits could change within 12 months of the reporting date with a resulting decrease in the unrecognized tax benefits within a reasonably possible range of $1 million to $2 million. For the 12-month period from the reporting date, we would expect that a decrease in our unrecognized tax benefits would result in a $1 million benefit to our income tax expense.

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

20. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have various purchase commitments extending through 2030 for materials, supplies and services entered into in the ordinary course of business. Included in the purchase commitments table below are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed in 2023. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. To the extent the contract requires a minimum notice period, such notice period has been included in the table below. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. We made minimum payments of $4 million, $3 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively, under such take or pay contracts without taking the product.

Total purchase commitments as of December 31, 2023 are as follows (dollars in millions):

Year ending December 31,
2024	$2,109
2025	1,507
2026	1,085
2027	892
2028	756
Thereafter	2,398
$8,747

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

21. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2023, 2022 and 2021, our capital expenditures for EHS matters totaled $30 million, $44 million and $36 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $5 million for environmental liabilities for both  December 31, 2023 and 2022. Of these amounts, $2 million and $1 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2023 and 2022, respectively, and $3 million and $4 million were classified as other noncurrent liabilities in our consolidated balance sheets as of  December 31, 2023 and 2022, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

22. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. In conjunction with the inception of this plan, we retired our prior share repurchase program. On March 25, 2022, our Board of Directors increased the authorization of our existing share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2023, we repurchased 13,093,375 shares of our common stock for approximately $350 million, including commissions, under this share repurchase program.

Dividends on Common Stock

The following tables represent dividends on common stock for our Company for the years ended December 31, 2023 and 2022 (dollars in millions, except per share payment amounts):

	Per share	Dividends
Quarter ended	payment amount	paid
March 31, 2023	$0.2375	$44
June 30, 2023	0.2375	42
September 30, 2023	0.2375	42
December 31, 2023	0.2375	41

	Per share	Dividends
Quarter ended	payment amount	paid
March 31, 2022	$0.2125	$45
June 30, 2022	0.2125	44
September 30, 2022	0.2125	41
December 31, 2022	0.2125	40

23. STOCK-BASED COMPENSATION PLAN

Under the 2016 Stock Incentive Plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. Initially, there were approximately 8.2 million shares available for issuance under the 2016 Stock Incentive Plan. However, the number of shares available for issuance may be adjusted to include any shares surrendered, exchanged, forfeited or settled in cash pursuant to the Prior Plan. As of December 31, 2023, we had approximately 6 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period.

The compensation cost under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2023	2022	2021
Huntsman Corporation compensation cost	$28	$29	$30
Huntsman International compensation cost	27	27	29

The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $3 million, $8 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted averages of the assumptions utilized for all stock options granted during the year. During both of the years ended  December 31, 2023 and 2022, no stock options were granted.

Year ended December 31,
2021
Dividend yield	2.3%
Expected volatility	53.3%
Risk-free interest rate	0.7%
Expected life of stock options granted during the period (in years)	5.9

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of December 31, 2023 and changes during the year then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2023	3,413	$21.93
Exercised	(467)	20.09
Forfeited	(56)	30.44
Outstanding at December 31, 2023	2,890	22.06	3.7	$12
Exercisable at December 31, 2023	2,818	21.90	3.6	12

The weighted-average grant-date fair value of stock options granted during 2021 was $11.48 per option. As of December 31, 2023, there was less than $1 million of total unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.2 years.

During the years ended December 31, 2023, 2022 and 2021, the total intrinsic value of stock options exercised was approximately $3 million, $12 million and $13 million, respectively. Cash received from stock options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $5 million, $6 million and $10 million, respectively. The cash tax benefit from stock options exercised during each of the years ended December 31, 2023, 2022 and 2021 was approximately nil, $2 million and $2 million, respectively.

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

We grant two types of performance share unit awards. For one type of performance share unit award, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the years ended December 31, 2023, 2022 and 2021, the weighted-average expected volatility rate was 37.6%, 43.5% and 44.9%, respectively, and the weighted average risk-free interest rate was 4.38%, 1.67% and 0.2%, respectively. For the performance share unit awards granted during the year ended December 31, 2023, 2022 and 2021, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

During the first quarter of 2022, we issued a second type of performance award, which also includes a market condition. The performance criteria are our corporate free cash flow achieved relative to targets set by management, modified for the total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the two-year performance period. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the year ended December 31, 2022, the weighted-average expected volatility rate was 37.9% and the weighted average risk-free interest rate was 1.43%. For the performance share unit awards granted during the year ended December 31, 2022, the number of shares earned varies based upon the Company achieving certain performance criteria over a two-year performance period. No performance share unit awards of this type were granted during the year ended December 31, 2023.

A summary of the status of our nonvested shares as of December 31, 2023 and changes during the year then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2023	1,802		$35.15	257	$31.61
Granted	945		36.54	114	30.83
Vested	(724)	(1)(2)	27.23	(165)	29.51
Forfeited	(100)		37.08	(25)	33.58
Nonvested at December 31, 2023	1,923		38.71	181	32.75

(1)

As of December 31, 2023, a total of 115,685 restricted stock units were vested but not yet issued, of which 9,400 vested during 2023. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 264,624 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2023. During the year ended December 31, 2023, an additional 132,314 performance share unit awards with a grant date fair value of $22.85 were issued related to this vest due to the target performance criteria being exceeded.

As of December 31, 2023, there was $31 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The value of share awards that vested during the years ended December 31, 2023, 2022 and 2021 was $28 million, $31 million and $18 million, respectively.

24. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2023	$(648)	$(652)	$2	$5	$(1,293)	$25	$(1,268)
Other comprehensive income (loss) before reclassifications, gross	7	(136)	(7)	(3)	(139)	3	(136)
Tax impact	—	13	—	—	13	—	13
Amounts reclassified from accumulated other comprehensive loss, gross(3)	28	96	—	—	124	—	124
Tax impact	(1)	23	—	—	22	—	22
Net current-period other comprehensive income (loss)	34	(4)	(7)	(3)	20	3	23
Ending balance, December 31, 2023	$(614)	$(656)	$(5)	$2	$(1,273)	$28	$(1,245)

(1)	Amounts are net of tax of $56 million and $55 million as of December 31, 2023 and January 1, 2023, respectively.
(2)	Amounts are net of tax of $67 million and $31 million as of December 31, 2023 and January 1, 2023, respectively.
(3)	See table below for details about these reclassifications.

		Pension and	Other
	Foreign	other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	affiliates	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2022	$(420)	$(810)	$8	$6	$(1,216)	$13	$(1,203)
Other comprehensive (loss) income before reclassifications, gross	(229)	157	—	(1)	(73)	12	(61)
Tax impact	1	(38)	—	—	(37)	—	(37)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	51	(6)	—	45	—	45
Tax impact	—	(12)	—	—	(12)	—	(12)
Net current-period other comprehensive (loss) income	(228)	158	(6)	(1)	(77)	12	(65)
Ending balance, December 31, 2022	$(648)	$(652)	$2	$5	$(1,293)	$25	$(1,268)

(1)	Amounts are net of tax of $55 million and $56 million as of December 31, 2022 and January 1, 2022, respectively.
(2)	Amounts are net of tax of $31 million and $81 million as of December 31, 2022 and January 1, 2022, respectively.
(3)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated
	other
	comprehensive loss				Affected line item in
Details about accumulated other	Year ended December 31,				where net income
comprehensive loss components(1):	2023	2022	2021		is presented
Amortization of pension and other postretirement benefits:
Actuarial loss	$34	$57	$92	(2)(3)	Other income, net
Prior service credit	(10)	(11)	(12)	(2)(3)	Other income, net
Settlement loss	73	5	3	(2)(4)	Other income, net
Curtailment gain	(1)	—	—	(2)(4)	Other income, net
	96	51	83		Total before tax
	23	(12)	(18)		Income tax expense
Total reclassifications for the period	$119	$39	$65		Net of tax

(1)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 18. Employee Benefit Plans.”
(3)

Amounts contain approximately $1 million, $11 million and $16 million of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2023, 2022 and 2021, respectively.

(4)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the year ended December 31, 2023.

Huntsman International

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2023	$(653)	$(628)	$2	$1	$(1,278)	$25	$(1,253)
Other comprehensive income (loss) before reclassifications, gross	7	(136)	(7)	(3)	(139)	3	(136)
Tax impact	—	13	—	—	13	—	13
Amounts reclassified from accumulated other comprehensive loss, gross(3)	28	96	—	—	124	—	124
Tax impact	(1)	23	—	—	22	—	22
Net current-period other comprehensive income (loss)	34	(4)	(7)	(3)	20	3	23
Ending balance, December 31, 2023	$(619)	$(632)	$(5)	$(2)	$(1,258)	$28	$(1,230)

(1)	Amounts are net of tax of $43 million and $42 million as of December 31, 2023 and January 1, 2023, respectively.
(2)	Amounts are net of tax of $91 million and $55 million as of December 31, 2023 and January 1, 2023, respectively.
(3)	See table below for details about these reclassifications.

		Pension	Other
	Foreign	and other	comprehensive			Amounts	Amounts
	currency	postretirement	income of			attributable to	attributable to
	translation	benefits	unconsolidated			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	affiliates	Other, net	Total	interests	International
Beginning balance, January 1, 2022	$(424)	$(786)	$8	$2	$(1,200)	$13	$(1,187)
Other comprehensive (loss) income before reclassifications, gross	(230)	157	—	(1)	(74)	12	(62)
Tax impact	1	(38)	—	—	(37)	—	(37)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	51	(6)	—	45	—	45
Tax impact	—	(12)	—	—	(12)	—	(12)
Net current-period other comprehensive (loss) income	(229)	158	(6)	(1)	(78)	12	(66)
Ending balance, December 31, 2022	$(653)	$(628)	$2	$1	$(1,278)	$25	$(1,253)

(1)	Amounts are net of tax of $42 million and $43 million as of both December 31, 2022 and January 1, 2022, respectively.
(2)	Amounts are net of tax of $55 million and $105 million as of December 31, 2022 and January 1, 2022, respectively.
(3)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated
	other
	comprehensive loss				Affected line item in
Details about accumulated other	Year ended December 31,				where net income
comprehensive loss components(1):	2023	2022	2021		is presented
Amortization of pension and other postretirement benefits:
Actuarial loss	$34	$57	$95	(2)(3)	Other income, net
Prior service credit	(10)	(11)	(12)	(2)(3)	Other income, net
Settlement loss	73	5	3	(2)(4)	Other income, net
Curtailment gain	(1)	—	—	(2)(4)	Other income, net
	96	51	86		Total before tax
	23	(12)	(17)		Income tax expense
Total reclassifications for the period	$119	$39	$69		Net of tax

(1)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 18. Employee Benefit Plans.”
(3)

Amounts contain approximately $1 million, $11 million and $16 million of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2023, 2022 and 2021, respectively.

(4)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the year ended December 31, 2023.

Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

25. RELATED PARTY TRANSACTIONS

Our consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2023	2022	2021
Sales to:
Unconsolidated affiliates	$126	$226	$197
Inventory purchases from:
Unconsolidated affiliates	403	433	533

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

The major products of each reportable operating segment are as follows:

Segment	Products
Polyurethanes	MDI, polyols, TPU and other polyurethane-related products
Performance Products	Performance amines, ethyleneamines and maleic anhydride
Advanced Materials	Technologically-advanced epoxy, phenoxy, acrylic, polyurethane and acrylonitrile-butadiene-based polymer formulations; high performance thermoset resins, curing agents, toughening agents, and carbon nanomaterials

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

	Year ended December 31,
	2023	2022	2021
Revenues:
Polyurethanes	$3,865	$5,067	$5,019
Performance Products	1,178	1,713	1,485
Advanced Materials	1,092	1,277	1,198
Total reportable segments’ revenues	6,135	8,057	7,702
Intersegment eliminations	(24)	(34)	(32)
Total	$6,111	$8,023	$7,670

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$248	$628	$879
Performance Products	201	469	359
Advanced Materials	186	233	204
Total reportable segments’ adjusted EBITDA	635	1,330	1,442

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(65)	(62)	(67)
Depreciation and amortization—continuing operations	(278)	(281)	(278)
Corporate and other costs, net(2)	(163)	(175)	(196)
Net income attributable to noncontrolling interests	52	63	59
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(4)	(12)	(22)
Fair value adjustments to Venator investment, net	(5)	(12)	(28)
Loss on early extinguishment of debt	—	—	(27)
Certain legal and other settlements and related expenses	(6)	(7)	(13)
(Costs) income associated with the Albemarle Settlement, net	—	(3)	465
Gain on sale of businesses/assets	—	—	30
Income from transition services arrangements	—	2	8
Certain nonrecurring information technology project implementation costs	(5)	(5)	(8)
Amortization of pension and postretirement actuarial losses	(37)	(49)	(74)
Plant incident remediation credits	—	4	—
Restructuring, impairment and plant closing and transition costs(3)	(25)	(96)	(45)
Income from continuing operations before income taxes	99	697	1,246

Income tax expense—continuing operations	(64)	(186)	(191)
Income from discontinued operations, net of tax	118	12	49
Net income	$153	$523	$1,104

	Year ended December 31,
	2023	2022	2021
Depreciation and amortization:
Polyurethanes	$141	$136	$131
Performance Products	72	72	74
Advanced Materials	53	57	60
Total reportable segments’ depreciation and amortization	266	265	265
Corporate and other	12	16	13
Total	$278	$281	$278

	Year ended December 31,
	2023	2022	2021
Capital expenditures:
Polyurethanes	$98	$142	$243
Performance Products	100	92	42
Advanced Materials	25	26	25
Total reportable segments’ capital expenditures	223	260	310
Corporate and other	7	12	16
Total	$230	$272	$326

	December 31,
	2023	2022
Total assets:
Polyurethanes	$4,261	$4,286
Performance Products	1,170	1,155
Advanced Materials	1,143	1,246
Total reportable segments’ total assets	6,574	6,687
Corporate and other	674	1,061
Total	$7,248	$7,748

	December 31,
	2023	2022
Goodwill:
Polyurethanes	$338	$336
Performance Products	16	15
Advanced Materials	290	290
Total	$644	$641

	Year ended December 31,
	2023	2022	2021
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$248	$628	$879
Performance Products	201	469	359
Advanced Materials	186	233	204
Total reportable segments’ adjusted EBITDA	635	1,330	1,442

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(65)	(62)	(67)
Depreciation and amortization—continuing operations	(278)	(281)	(278)
Corporate and other costs, net(2)	(160)	(172)	(190)
Net income attributable to noncontrolling interests	52	63	59
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(4)	(12)	(22)
Fair value adjustments to Venator investment, net	(5)	(12)	(28)
Loss on early extinguishment of debt	—	—	(27)
Certain legal and other settlements and related expenses	(6)	(7)	(13)
(Costs) income associated with the Albemarle Settlement, net	—	(3)	465
Gain on sale of businesses/assets	—	—	30
Income from transition services arrangements	—	2	8
Certain nonrecurring information technology project implementation costs	(5)	(5)	(8)
Amortization of pension and postretirement actuarial losses	(37)	(49)	(76)
Plant incident remediation credits	—	4	—
Restructuring, impairment and plant closing and transition costs(3)	(25)	(96)	(45)
Income from continuing operations before income taxes	102	700	1,250

Income tax expense—continuing operations	(65)	(188)	(192)
Income from discontinued operations, net of tax	118	12	49
Net income	$155	$524	$1,107

	Year ended December 31,
	2023	2022	2021
Depreciation and amortization:
Polyurethanes	$141	$136	$131
Performance Products	72	72	74
Advanced Materials	53	57	60
Total reportable segments’ depreciation and amortization	266	265	265
Corporate and other	12	16	13
Total	$278	$281	$278

	Year ended December 31,
	2023	2022	2021
Capital expenditures:
Polyurethanes	$98	$142	$243
Performance Products	100	92	42
Advanced Materials	25	26	25
Total reportable segments’ capital expenditures	223	260	310
Corporate and other	7	12	16
Total	$230	$272	$326

	December 31,
	2023	2022
Total assets:
Polyurethanes	$4,261	$4,286
Performance Products	1,170	1,155
Advanced Materials	1,143	1,246
Total reportable segments’ total assets	6,574	6,687
Corporate and other	679	1,067
Total	$7,253	$7,754

	December 31,
	2023	2022
Goodwill:
Polyurethanes	$338	$336
Performance Products	16	15
Advanced Materials	290	290
Total	$644	$641

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) fair value adjustments to Venator investment, net; (c) loss on early extinguishment of debt; (d) certain legal and other settlements and related expenses; (e) (costs) income associated with the Albemarle Settlement, net; (f) gain on sale of businesses/assets; (g) income from transition services arrangements; (h) certain nonrecurring information technology project implementation costs; (i) amortization of pension and postretirement actuarial losses; (j) plant incident remediation credits; (k) restructuring, impairment, plant closing and transition costs; and (l) income from discontinued operations, net of tax.

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

	Year ended December 31,
	2023	2022	2021
Revenues by geographic area(1):
United States	$2,140	$3,089	$2,649
China	1,084	1,305	1,395
Germany	423	522	524
Italy	216	249	280
Canada	211	242	231
India	164	196	183
United Kingdom	155	193	175
Other nations	1,718	2,227	2,233
Total	$6,111	$8,023	$7,670

	December 31,
	2023	2022
Long-lived assets(2):
United States	$1,216	$1,211
The Netherlands	321	313
China	200	213
Saudi Arabia	112	121
Hungary	108	77
Germany	92	95
Switzerland	76	76
Singapore	66	71
United Kingdom	64	62
Other nations	121	138
Total	$2,376	$2,377

(1)	Geographic information for revenues is based upon countries into which product is sold.
(2)	Long-lived assets consist of property, plant and equipment, net.

HUNTSMAN CORPORATION (PARENT ONLY)

Schedule I—Condensed Financial Information of Registrant

HUNTSMAN CORPORATION (Parent Only)

BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,
	2023	2022
ASSETS
Investment in and advances to affiliates	$3,261	$3,631
Total assets	$3,261	$3,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1	$—
Accrued liabilities	5	2
Total current liabilities	6	2
Other noncurrent liabilities	4	5
Total liabilities	10	7
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 1,200,000,000 shares authorized, 262,190,459 and 261,148,217 shares issued and 171,583,331 and 183,634,464 shares outstanding, respectively	3	3
Additional paid-in capital	4,202	4,156
Treasury stock, 90,607,128 and 77,513,753 shares, respectively	(2,290)	(1,937)
Unearned stock-based compensation	(41)	(35)
Retained earnings	2,622	2,705
Accumulated other comprehensive loss	(1,245)	(1,268)
Total stockholders’ equity	3,251	3,624
Total liabilities and stockholders’ equity	$3,261	$3,631

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2023	2022	2021
Selling, general and administrative expenses	$(3)	$(4)	$(7)
Equity in (loss) income of subsidiaries	(68)	295	891
Dividend income—affiliate	172	169	158
Other income	—	—	3
Net income	$101	$460	$1,045

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Year ended December 31,
	2023	2022	2021
Net income	$101	$460	$1,045
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	34	(228)	(92)
Pension and other postretirement benefits adjustments	(4)	158	240
Other, net	42	56	61
Other comprehensive income (loss), net of tax	72	(14)	209
Comprehensive income	173	446	1,254
Comprehensive income attributable to noncontrolling interests	(49)	(51)	(66)
Comprehensive income attributable to Huntsman Corporation	$124	$395	$1,188

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders’ Equity
							Accumulated
	Shares		Additional		Unearned		other
	Common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	Total
	stock	stock	capital	stock	compensation	earnings	loss	equity
Beginning balance, January 1, 2021	220,046,262	$3	$4,048	$(731)	$(19)	$1,564	$(1,346)	$3,519
Net income	—	—	—	—	—	1,045	—	1,045
Other comprehensive income	—	—	—	—	—	—	143	143
Issuance of nonvested stock awards	—	—	26	—	(26)	—	—	—
Vesting of stock awards	678,400	—	5	—	—	—	—	5
Recognition of stock-based compensation	—	—	6	—	20	—	—	26
Repurchase and cancellation of stock awards	(238,339)	—	—	—	—	(7)	—	(7)
Stock options exercised	738,362	—	17	—	—	(7)	—	10
Treasury stock repurchased	(7,054,398)	—	—	(203)	—	—	—	(203)
Dividends declared on common stock	—	—	—	—	—	(160)	—	(160)
Balance, December 31, 2021	214,170,287	3	4,102	(934)	(25)	2,435	(1,203)	4,378
Net income	—	—	—	—	—	460	—	460
Other comprehensive loss	—	—	—	—	—	—	(65)	(65)
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—
Vesting of stock awards	1,341,787	—	7	—	—	—	—	7
Recognition of stock-based compensation	—	—	3	—	22	—	—	25
Repurchase and cancellation of stock awards	(366,199)	—	—	—	—	(14)	—	(14)
Stock options exercised	470,853	—	12	—	—	(6)	—	6
Treasury stock repurchased	(31,982,264)	—	—	(1,003)	—	—	—	(1,003)
Dividends declared on common stock	—	—	—	—	—	(170)	—	(170)
Balance, December 31, 2022	183,634,464	3	4,156	(1,937)	(35)	2,705	(1,268)	3,624
Net income	—	—	—	—	—	101	—	101
Other comprehensive income	—	—	—	—	—	—	23	23
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—
Vesting of stock awards	1,028,971	—	5	—	—	—	—	5
Recognition of stock-based compensation	—	—	1	—	26	—	—	27
Repurchase and cancellation of stock awards	(307,093)	—	—	—	—	(10)	—	(10)
Stock options exercised	320,364	—	9	—	—	(4)	—	5
Treasury stock repurchased	(13,093,375)	—	—	(353)	—	—	—	(353)
Dividends declared on common stock	—	—	—	—	—	(170)	—	(170)
Acquisition of noncontrolling interests, net of tax	—	—	(1)	—	—	—	—	(1)
Balance, December 31, 2023	171,583,331	$3	$4,202	$(2,290)	$(41)	$2,622	$(1,245)	$3,251

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2023	2022	2021
Operating activities:
Net income	$101	$460	$1,045
Equity in loss (income) of subsidiaries	68	(295)	(891)
Stock-based compensation	1	2	1
Changes in operating assets and liabilities	—	(2)	(2)
Net cash provided by operating activities	170	165	153

Investing activities:
Net cash provided by investing activities	—	—	—

Financing activities:
Dividends paid to common stockholders	(169)	(171)	(159)
Repurchase and cancellation of stock awards	(10)	(14)	(7)
Proceeds from issuance of common stock	5	6	10
Repurchase of common stock	(349)	(1,005)	(200)
Increase in payable to affiliates	352	1,017	203
Other, net	1	—	—
Net cash used in financing activities	(170)	(167)	(153)
Decrease in cash and cash equivalents	—	(2)	—
Cash and cash equivalents at beginning of period	—	2	2
Cash and cash equivalents at end of period	$—	$—	$2

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Pursuant to rules and regulations of the SEC, the parent only condensed financial information of Huntsman Corporation do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP in the U.S. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included under Item 8 in this Form 10-K.