Form 10-Q
period 2024-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2024-05-03
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On April 22, 2024, 172,996,286 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interest of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interest. All of Huntsman International LLC’s units of membership interest are held by Huntsman Corporation.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD

ENDED March 31, 2024

FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs or other distributions, strategic opportunities, financing activities, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, or the potential outcomes thereof, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” below and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents(1)	$552	$540
Accounts and notes receivable (net of allowance for doubtful accounts of $13), ($290 and $224 pledged as collateral, respectively)(1)	831	747
Accounts receivable from affiliates	6	6
Inventories(1)	896	867
Other current assets	158	154
Total current assets	2,443	2,314
Property, plant and equipment, net(1)	2,571	2,376
Investment in unconsolidated affiliates	457	438
Intangible assets, net	378	387
Goodwill	640	644
Deferred income taxes	109	112
Operating lease right-of-use assets	411	366
Other noncurrent assets(1)	563	611
Total assets	$7,572	$7,248

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$723	$660
Accounts payable to affiliates	22	59
Accrued liabilities(1)	386	395
Current portion of debt(1)	396	12
Current operating lease liabilities(1)	52	46
Total current liabilities	1,579	1,172
Long-term debt(1)	1,660	1,676
Deferred income taxes	225	243
Noncurrent operating lease liabilities(1)	378	334
Other noncurrent liabilities(1)	336	345
Total liabilities	4,178	3,770
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 262,728,837 and 262,190,459 shares issued and 172,121,709 and 171,583,331 shares outstanding, respectively	3	3
Additional paid-in capital	4,231	4,202
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(51)	(41)
Retained earnings	2,528	2,622
Accumulated other comprehensive loss	(1,269)	(1,245)
Total Huntsman Corporation stockholders’ equity	3,152	3,251
Noncontrolling interests in subsidiaries	242	227
Total equity	3,394	3,478
Total liabilities and equity	$7,572	$7,248

(1)

At March 31, 2024 and December 31, 2023, respectively, $15 and $2 of cash and cash equivalents, $18 and $16 of accounts and notes receivable (net), $52 and $48 of inventories, $151 and $150 of property, plant and equipment (net), $33 and $32 of other noncurrent assets, $89 and $84 of accounts payable, $21 and $20 of accrued liabilities, $9 each of current portion of debt, $7 and $8 of current operating lease liabilities, $15 and $17 of long-term debt, $19 and $21 of noncurrent operating lease liabilities and $16 and $15 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months
	ended
	March 31,
	2024	2023
Revenues:
Trade sales, services and fees, net	$1,436	$1,573
Related party sales	34	33
Total revenues	1,470	1,606
Cost of goods sold	1,269	1,337
Gross profit	201	269
Operating expenses:
Selling, general and administrative	176	188
Research and development	31	30
Restructuring, impairment and plant closing costs (credits)	11	(7)
Gain on acquisition of assets, net	(52)	—
Prepaid asset write-off	71	—
Other operating loss (income), net	2	(3)
Total operating expenses	239	208
Operating (loss) income	(38)	61
Interest expense, net	(19)	(18)
Equity in income of investment in unconsolidated affiliates	19	12
Other income, net	2	—
(Loss) income from continuing operations before income taxes	(36)	55
Income tax benefit (expense)	20	(11)
(Loss) income from continuing operations	(16)	44
(Loss) income from discontinued operations, net of tax	(7)	122
Net (loss) income	(23)	166
Net income attributable to noncontrolling interests	(14)	(13)
Net (loss) income attributable to Huntsman Corporation	$(37)	$153

Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.18)	$0.17
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.04)	0.67
Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.22)	$0.84
Weighted average shares	171.8	182.7

Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.18)	$0.17
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.04)	0.66
Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.22)	$0.83
Weighted average shares	171.8	184.4

Amounts attributable to Huntsman Corporation:
(Loss) income from continuing operations	$(30)	$31
(Loss) income from discontinued operations, net of tax	(7)	122
Net (loss) income	$(37)	$153

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months
	ended
	March 31,
	2024	2023
Net (loss) income	$(23)	$166
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(36)	54
Pension and other postretirement benefits adjustments	8	74
Other, net	5	(1)
Other comprehensive (loss) income, net of tax	(23)	127
Comprehensive (loss) income	(46)	293
Comprehensive income attributable to noncontrolling interests	(15)	(15)
Comprehensive (loss) income attributable to Huntsman Corporation	$(61)	$278

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2024	171,583,331	$3	$4,202	$(2,290)	$(41)	$2,622	$(1,245)	$227	$3,478
Net (loss) income	—	—	—	—	—	(37)	—	14	(23)
Other comprehensive (loss) income	—	—	—	—	—	—	(24)	1	(23)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	722,117	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	9	—	—	—	9
Repurchase and cancellation of stock awards	(225,895)	—	—	—	—	(5)	—	—	(5)
Stock options exercised	42,156	—	8	—	—	(8)	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2024	172,121,709	$3	$4,231	$(2,290)	$(51)	$2,528	$(1,269)	$242	$3,394

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2023	183,634,464	$3	$4,156	$(1,937)	$(35)	$2,705	$(1,268)	$216	$3,840
Net income	—	—	—	—	—	153	—	13	166
Other comprehensive income	—	—	—	—	—	—	125	2	127
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,016,782	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	1	—	9	—	—	—	10
Repurchase and cancellation of stock awards	(301,231)	—	—	—	—	(9)	—	—	(9)
Stock options exercised	16,245	—	1	—	—	(1)	—	—	—
Treasury stock repurchased	(3,472,020)	—	—	(101)	—	—	—	—	(101)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Dividends declared on common stock ($0.2375 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2023	180,894,240	$3	$4,195	$(2,038)	$(58)	$2,804	$(1,143)	$227	$3,990

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2024	2023
Operating activities:
Net (loss) income	$(23)	$166
Less: Loss (income) from discontinued operations, net of tax	7	(122)
(Loss) income from continuing operations	(16)	44
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(19)	(12)
Depreciation and amortization	69	69
Noncash lease expense	19	17
Gain on acquisition of assets, net	(52)	—
Noncash prepaid asset write-off	71	—
Deferred income taxes	(33)	(20)
Noncash stock-based compensation	9	9
Other, net	6	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(87)	(23)
Inventories	(38)	(50)
Other current assets	(1)	23
Other noncurrent assets	(2)	(17)
Accounts payable	30	(75)
Accrued liabilities	(9)	(70)
Other noncurrent liabilities	(10)	(17)
Net cash used in operating activities from continuing operations	(63)	(122)
Net cash used in operating activities from discontinued operations	(2)	(32)
Net cash used in operating activities	(65)	(154)

Investing activities:
Capital expenditures	(42)	(46)
Cash received from sale of businesses, net	12	541
Other, net	—	(2)
Net cash (used in) provided by investing activities from continuing operations	(30)	493
Net cash used in investing activities from discontinued operations	—	(4)
Net cash (used in) provided by investing activities	(30)	489

Financing activities:
Net borrowings (repayments) on revolving loan facilities	191	(220)
Repayments of long-term debt	(3)	(4)
Principal payments on note payable	(28)	—
Dividends paid to common stockholders	(44)	(44)
Distributions paid to noncontrolling interests	—	(4)
Repurchase and cancellation of awards	(5)	(9)
Repurchase of common stock	(1)	(97)
Other, net	(2)	(1)
Net cash provided by (used in) financing activities	108	(379)
Effect of exchange rate changes on cash	(1)	5
Increase (decrease) in cash and cash equivalents	12	(39)
Cash and cash equivalents at beginning of period	540	654
Cash and cash equivalents at end of period	$552	$615

Supplemental cash flow information:
Cash paid for interest	$12	$10
Cash paid for income taxes	15	29

For both March 31, 2024 and 2023, the amount of capital expenditures in accounts payable was $21 million.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents(1)	$552	$540
Accounts and notes receivable (net of allowance for doubtful accounts of $13), ($290 and $224 pledged as collateral, respectively)(1)	831	747
Accounts receivable from affiliates	6	6
Inventories(1)	896	867
Other current assets	163	159
Total current assets	2,448	2,319
Property, plant and equipment, net(1)	2,571	2,376
Investment in unconsolidated affiliates	457	438
Intangible assets, net	378	387
Goodwill	640	644
Deferred income taxes	109	112
Operating lease right-of-use assets	411	366
Other noncurrent assets(1)	563	611
Total assets	$7,577	$7,253

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$723	$659
Accounts payable to affiliates	22	59
Accrued liabilities(1)	381	390
Current portion of debt(1)	396	12
Current operating lease liabilities(1)	52	46
Total current liabilities	1,574	1,166
Long-term debt(1)	1,660	1,676
Deferred income taxes	230	247
Noncurrent operating lease liabilities(1)	378	334
Other noncurrent liabilities(1)	332	339
Total liabilities	4,174	3,762
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,793	3,785
Retained earnings	622	709
Accumulated other comprehensive loss	(1,254)	(1,230)
Total Huntsman International LLC members’ equity	3,161	3,264
Noncontrolling interests in subsidiaries	242	227
Total equity	3,403	3,491
Total liabilities and equity	$7,577	$7,253

(1)	At March 31, 2024 and December 31, 2023, respectively, $15 and $2 of cash and cash equivalents, $18 and $16 of accounts and notes receivable (net), $52 and $48 of inventories, $151 and $150 of property, plant and equipment (net), $33 and $32 of other noncurrent assets, $89 and $84 of accounts payable, $21 and $20 of accrued liabilities, $9 each of current portion of debt, $7 and $8 of current operating lease liabilities, $15 and $17 of long-term debt, $19 and $21 of noncurrent operating lease liabilities and $16 and $15 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months
	ended
	March 31,
	2024	2023
Revenues:
Trade sales, services and fees, net	$1,436	$1,573
Related party sales	34	33
Total revenues	1,470	1,606
Cost of goods sold	1,269	1,337
Gross profit	201	269
Operating expenses:
Selling, general and administrative	174	186
Research and development	31	30
Restructuring, impairment and plant closing costs (credits)	11	(7)
Gain on acquisition of assets, net	(52)	—
Prepaid asset write-off	71	—
Other operating loss (income), net	2	(3)
Total operating expenses	237	206
Operating (loss) income	(36)	63
Interest expense, net	(19)	(18)
Equity in income of investment in unconsolidated affiliates	19	12
Other income, net	2	—
(Loss) income from continuing operations before income taxes	(34)	57
Income tax benefit (expense)	20	(11)
(Loss) income from continuing operations	(14)	46
(Loss) income from discontinued operations, net of tax	(7)	122
Net (loss) income	(21)	168
Net income attributable to noncontrolling interests	(14)	(13)
Net (loss) income attributable to Huntsman International LLC	$(35)	$155

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months
	ended
	March 31,
	2024	2023
Net (loss) income	$(21)	$168
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(36)	54
Pension and other postretirement benefits adjustments	8	74
Other, net	5	—
Other comprehensive (loss) income, net of tax	(23)	128
Comprehensive (loss) income	(44)	296
Comprehensive income attributable to noncontrolling interests	(15)	(15)
Comprehensive (loss) income attributable to Huntsman International LLC	$(59)	$281

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2024	2,728	$3,785	$709	$(1,230)	$227	$3,491
Net (loss) income	—	—	(35)	—	14	(21)
Other comprehensive (loss) income	—	—	—	(24)	1	(23)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	8	—	—	—	8
Distribution to parent	—	—	(9)	—	—	(9)
Balance, March 31, 2024	2,728	$3,793	$622	$(1,254)	$242	$3,403

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2023	2,728	$3,759	$1,130	$(1,253)	$216	$3,852
Net income	—	—	155	—	13	168
Other comprehensive income	—	—	—	126	2	128
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	10	—	—	—	10
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Distribution to parent	—	—	(109)	—	—	(109)
Balance, March 31, 2023	2,728	$3,769	$1,133	$(1,127)	$227	$4,002

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months
	ended
	March 31,
	2024	2023
Operating activities:
Net (loss) income	$(21)	$168
Less: Loss (income) from discontinued operations, net of tax	7	(122)
(Loss) income from continuing operations	(14)	46
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(19)	(12)
Depreciation and amortization	69	69
Noncash lease expense	19	17
Gain on acquisition of assets, net	(52)	—
Noncash prepaid asset write-off	71	—
Deferred income taxes	(32)	(19)
Noncash stock-based compensation	8	8
Other, net	5	(3)
Changes in operating assets and liabilities:
Accounts and notes receivable	(87)	(23)
Inventories	(38)	(50)
Other current assets	(1)	29
Other noncurrent assets	(2)	(17)
Accounts payable	30	(75)
Accrued liabilities	(9)	(75)
Other noncurrent liabilities	(10)	(17)
Net cash used in operating activities from continuing operations	(62)	(122)
Net cash used in operating activities from discontinued operations	(2)	(32)
Net cash used in operating activities	(64)	(154)

Investing activities:
Capital expenditures	(42)	(46)
Cash received from sale of businesses, net	12	541
Increase in receivable from affiliate	(9)	(109)
Other, net	—	(1)
Net cash (used in) provided by investing activities from continuing operations	(39)	385
Net cash used in investing activities from discontinued operations	—	(4)
Net cash (used in) provided by investing activities	(39)	381

Financing activities:
Net borrowings (repayments) on revolving loan facilities	191	(220)
Repayments of long-term debt	(3)	(4)
Principal payments on note payable	(28)	—
Dividends paid to parent	(43)	(43)
Distributions paid to noncontrolling interests	—	(4)
Other, net	(1)	—
Net cash provided by (used in) financing activities	116	(271)
Effect of exchange rate changes on cash	(1)	5
Increase (decrease) in cash and cash equivalents	12	(39)
Cash and cash equivalents at beginning of period	540	654
Cash and cash equivalents at end of period	$552	$615

Supplemental cash flow information:
Cash paid for interest	$12	$10
Cash paid for income taxes	15	29

For both March 31, 2024 and 2023, the amount of capital expenditures in accounts payable was $21 million.

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

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive (loss) income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 for our Company and Huntsman International.

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

Huntsman International declared and paid to us distributions in the form of certain affiliate accounts receivable during 2024 and 2023.

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

2. ACCOUNTING STANDARDS

RECENTLY ADOPTED ACCOUNTING STANDARDS

On January 1, 2024, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures; however, the required disclosures are effective for our 2024 annual reporting and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the adoption of this accounting standard on our consolidated financial statements and related disclosures.

ACCOUNTING STANDARDS PENDING ADOPTION IN FUTURE PERIODS

The following relevant accounting standard becomes effective subsequent to fiscal year 2024, and we are currently evaluating the impact of the future adoption of this accounting standard on our consolidated financial statements and related disclosures:

●

FASB ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for annual periods of fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025

3. BUSINESS COMBINATIONS AND ACQUISITIONS

SEPARATION AND ACQUISITION OF ASSETS OF SLIC JOINT VENTURE

On January 31, 2024, we completed the planned separation and acquisition of assets of Shanghai Lianheng Isocyanate Company Ltd. (“SLIC”), our joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets will be determined based on an asset valuation, which we currently expect to be completed in the first half of 2024. The acquisition of the assets was funded in part with Huntsman Polyurethanes Shanghai Ltd., our 70%-owned consolidated joint venture in China (“HPS”), issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, as adjusted to reflect the preliminary valuation and is subject to further change pending the final valuation. As of March 31, 2024, the note payable has been reduced by approximately $28 million to reflect cash payments made during the quarter. We expect that the remainder of the note payable will be paid by the end of 2024 using available funds at HPS. Upon liquidation of the joint venture, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, will be distributed back to the joint venture partners. We currently anticipate that the liquidation will be completed by mid-2025.

The acquisition is being integrated into our Polyurethanes segment. Transaction costs related to this acquisition were not material for the three months ended March 31, 2024.

We have accounted for the acquisition using the acquisition method. As such, we analyzed the fair value of assets acquired. The preliminary allocation of acquisition cost to the assets acquired is summarized as follow (dollars in millions):

Fair value of assets acquired:
Accounts receivable	$20
Inventories	10
Property, plant and equipment	233
Other long-term assets	23
Deferred income taxes	1
Total	$287

The acquisition cost allocation is preliminary pending final determination of the fair value of assets acquired, including final valuation of certain inventories, property, plant and equipment, leases, other long-term assets and deferred taxes. It is possible that material changes to this preliminary valuation and allocation of acquisition cost could occur. The preliminary estimate of the total fair value of the assets acquired is in excess of the acquisition cost resulting in a preliminary net bargain purchase gain of approximately $52 million. Concurrent with the acquisition of assets, we wrote off certain prepaid assets of approximately $71 million related to operating agreements with SLIC and other joint venture partners.

According to the operating agreement of the joint venture, SLIC sold all of its output to the joint venture partners with no external sales. After the separation and acquisition of assets, we use all of the output of the acquired assets for internal use. As such, the acquired business has no external revenues or net income.

4. DISCONTINUED OPERATIONS

SaLE of tEXTILE eFFECTS bUSINESS

On February 28, 2023, we completed the sale of our textile chemicals and dyes business (“Textile Effects Business”) to Archroma, a portfolio company of SK Capital Partners (“Archroma”), and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which includes adjustments to the purchase price for working capital plus the assumption of underfunded pension liabilities. Additionally, during the first quarter of 2024, we recorded a net charge of approximately $8 million related to certain post-closing indemnification obligations and other outstanding charges between the parties. During the first quarter of 2024, we have paid cash taxes of approximately $1 million, and we expect to pay additional cash taxes of approximately $11 million.

The following table reconciles major line items constituting pretax (loss) income of discontinued operations to after-tax (loss) income of discontinued operations, primarily related to our Textile Effects Business, as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months
	ended
	March 31,
	2024	2023
Major line items constituting pretax (loss) income of discontinued operations:
Trade sales, services and fees, net	$—	$88
Cost of goods sold	—	(69)
(Loss) gain on sale of our Textile Effects Business, net	(8)	153
Other expense items, net	—	(35)
(Loss) income from discontinued operations before income taxes	(8)	137
Income tax benefit (expense)	1	(15)
Net (loss) income attributable to discontinued operations	$(7)	$122

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using average cost, last-in first-out (“LIFO”) and first-in first-out methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31,	December 31,
	2024	2023
Raw materials and supplies	$199	$191
Work in progress	40	39
Finished goods	694	673
Total	933	903
LIFO reserves	(37)	(36)
Net inventories	$896	$867

For both  March 31, 2024 and December 31, 2023, approximately 8% of inventories were recorded using the LIFO cost method.

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

During the three months ended March 31, 2024, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  March 31, 2024, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  March 31, 2024 and our consolidated balance sheet as of  December 31, 2023 (dollars in millions):

	March 31,	December 31,
	2024	2023
Current assets	$85	$67
Property, plant and equipment, net	151	150
Operating lease right-of-use assets	26	29
Other noncurrent assets	126	125
Deferred income taxes	13	13
Total assets	$401	$384

Current liabilities	$126	$121
Long-term debt	15	17
Noncurrent operating lease liabilities	19	21
Other noncurrent liabilities	16	15
Deferred income taxes	1	1
Total liabilities	$177	$175

Certain operating activities for our variable interest entities for the three months ended March 31, 2024 and 2023 are as follows (dollars in millions):

	Three months
	ended
	March 31,
	2024	2023
Income from continuing operations before income taxes	$18	$15
Net cash provided by operating activities	19	25

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  March 31, 2024 and December 31, 2023, accrued restructuring costs by type of cost consisted of the following (dollars in millions):

	Workforce reductions	Other restructuring costs	Total
Accrued liabilities as of January 1, 2024	$27	$—	$27
Charges	6	2	8
Payments	(15)	(2)	(17)
Accrued liabilities as of March 31, 2024	$18	$—	$18

Details with respect to our reserves for restructuring, impairment and plant closing costs by segment are provided below (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2024	$8	$7	$4	$8	$27
Charges	2	—	6	—	8
Payments	(7)	(2)	(4)	(4)	(17)
Accrued liabilities as of March 31, 2024	$3	$5	$6	$4	$18

Current portion of restructuring reserves	$3	$5	$3	$4	$15
Long-term portion of restructuring reserves	—	—	3	—	3

Details with respect to cash and noncash restructuring charges from continuing operations for the three months ended March 31, 2024 and 2023 are provided below (dollars in millions):

	Three months
	ended
	March 31,
	2024	2023
Cash charges (credits)	$8	$(7)
Noncash charges:
Accelerated depreciation	3	—
Total restructuring, impairment and plant closing costs (credits)	$11	$(7)

Restructuring Activities

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. In connection with this restructuring program, we recorded net restructuring expense of approximately $8 million in the three months ended March 31, 2024, primarily related to workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $11 million through 2025, primarily related to accelerated depreciation.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program is associated with all of our segments and includes exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we recorded net restructuring expense of approximately $2 million for the three months ended March 31, 2024, primarily related to site closures. During the first quarter of 2023, we evaluated the then current developments of this program and related anticipated cash costs, and we recorded a net restructuring credit of approximately $8 million for the three months ended March 31, 2023, primarily to adjust restructuring reserves that were no longer required for certain workforce reductions. We expect to record further restructuring expenses of approximately $3 million through the first half of 2025.

Beginning in the first quarter of 2021, our Corporate function implemented a restructuring program to optimize our global approach to leveraging shared services capabilities. During the second quarter of 2022, this program was further expanded to include additional geographies. During the three months ended March 31, 2024, we recorded net restructuring expense of approximately nil. During the first quarter of 2023, we evaluated the then current developments of this program and related anticipated cash costs, and we recorded a net restructuring credit of approximately $5 million for the three months ended  March 31, 2023, primarily to adjust restructuring reserves that were no longer required for certain workforce reductions. We expect to record further restructuring expenses of approximately $1 million through 2024.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with our 2020 acquisition of CVC Thermoset Specialties, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded net restructuring expense of approximately nil and $2 million in the three months ended March 31, 2024 and 2023, respectively, primarily related to a site closure and accelerated depreciation. We expect to record further restructuring expenses of approximately $1 million through the first half of 2024.

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

8. DEBT

Our outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

	March 31,	December 31,
	2024	2023
Senior credit facilities:
Revolving facility	$195	$—
Senior notes	1,463	1,471
Amounts outstanding under A/R programs	163	169
Note payable	190	—
Variable interest entities	24	26
Other	21	22
Total debt	$2,056	$1,688
Current portion of debt	$396	$12
Long-term portion of debt	1,660	1,676
Total debt	$2,056	$1,688

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

The following table presents certain amounts under our 2022 Revolving Credit Facility as of  March 31, 2024 (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance	Carrying
Facility	amount	outstanding		costs	value	Interest rate(2)	Maturity
2022 Revolving Credit Facility	$1,200	$195	(1)	$—	$195	Term Secured Overnight Financing Rate (“SOFR”) plus 1.525%	May 2027

(1)	On March 31, 2024, we had an additional $10 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.

(2)

Interest rates on borrowings under the 2022 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate for U.S. dollar borrowings as of March 31, 2024 was 1.525% above Term SOFR.

Senior Notes

Our senior notes consisted of the following (monetary amounts in millions):

				Unamortized
				premiums,
				discounts
				and debt
Notes	Maturity	Interest rate	Amount outstanding	issuance costs
2025 Senior notes	April 2025	4.25%	€300 (€300 carrying value ($324))	$—
2029 Senior notes	February 2029	4.50%	$750 ($742 carrying value)	8
2031 Senior notes	June 2031	2.95%	$400 ($397 carrying value)	3

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

Information regarding our A/R Programs as of March 31, 2024 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	January 2027	$150	$102	(3)	Applicable rate plus 0.95%
EU A/R Program	July 2027	€100	€57		Applicable rate plus 1.45%
		(or approximately $108)	(or approximately $61)

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

(3)	As of March 31, 2024, we had no letters of credit issued and outstanding under our U.S. A/R Program.

As of March 31, 2024 and December 31, 2023, $290 million and $224 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Note Payable

As of March 31, 2024, HPS had an outstanding note payable to SLIC denominated in Chinese renminbi, the equivalent of $190 million, related to the separation and acquisition of assets of SLIC. We expect that the remainder of the note payable will be paid by the end of 2024 using available funds at HPS. For more information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture.”

Variable Interest Entity Debt

 As of  March 31, 2024, AAC, our consolidated 50%-owned joint venture, had $24 million outstanding under its loan commitments and debt financing arrangements. As of March 31, 2024, we have $9 million classified as current debt and $15 million as long-term debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  March 31, 2024 and December 31, 2023, the amount of debt issuance costs directly reducing the debt liability was $6 million and $7 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity prices. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in other accumulated comprehensive loss.

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2024 and 2023, we had approximately $185 million and $387 million, respectively, of notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts related to continuing operations.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2024, we have designated approximately €90 million (approximately $97 million) of euro-denominated debt as a hedge of our net investment. For the three months ended March 31, 2024 and 2023, the amounts recognized on the hedge of our net investment were losses of approximately $1 million and $4 million, respectively, and were recorded in other comprehensive income in our condensed consolidated statements of comprehensive income.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	March 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$10	$10	$15	$15
Long-term debt (including current portion)	(2,056)	(1,965)	(1,688)	(1,613)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of  March 31, 2024 and December 31, 2023. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2024, and current estimates of fair value may differ significantly from the amounts presented herein.

During the three months ended March 31, 2024, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended March 31, 2024 and 2023 (dollars in millions):

		Performance	Advanced	Corporate and
2024	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$370	$137	$73	$(3)	$577
Europe	240	61	107	(4)	404
Asia Pacific	243	71	62	(1)	375
Rest of world	73	22	19	—	114
	$926	$291	$261	$(8)	$1,470

Major product groupings
Diversified	$926	$291			$1,217
Specialty			$246		246
Other			15		15
Eliminations				$(8)	(8)
	$926	$291	$261	$(8)	$1,470

		Performance	Advanced	Corporate and
2023	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$386	$157	$89	$(3)	$629
Europe	272	74	116	(4)	458
Asia Pacific	258	79	62	(1)	398
Rest of world	75	24	22	—	121
	$991	$334	$289	$(8)	$1,606

Major product groupings
Diversified	$991	$334			$1,325
Specialty			$268		268
Other			21		21
Eliminations				$(8)	(8)
	$991	$334	$289	$(8)	$1,606

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost from continuing operations for the three months ended March 31, 2024 and 2023 were as follows (dollars in millions):

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$7	$6	$—	$—
Interest cost	22	23	1	1
Expected return on assets	(32)	(31)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	8	8	—	—
Net periodic benefit cost	$4	$5	$—	$—

During the three months ended March 31, 2024 and 2023, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $10 million and $11 million, respectively. During the remainder of 2024, we expect to contribute an additional amount of approximately $23 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock.

Dividends on Common Stock

During the three months ended March 31, 2024 and 2023, we declared dividends of $43 million and $44 million, respectively, or $0.25 and $0.2375 per share, respectively, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2024	$(614)	$(656)	$(3)	$(1,273)	$28	$(1,245)
Other comprehensive (loss) income before reclassifications, gross	(36)	2	5	(29)	(1)	(30)
Tax impact	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	6	—	6	—	6
Tax impact	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(36)	8	5	(23)	(1)	(24)
Ending balance, March 31, 2024	$(650)	$(648)	$2	$(1,296)	$27	$(1,269)

(1)	Amounts are net of tax of $56 million for both March 31, 2024 and January 1, 2024.

(2)	Amounts are net of tax of $67 million for both March 31, 2024 and January 1, 2024.

(3)	See table below for details about these reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2023	$(648)	$(652)	$7	$(1,293)	$25	$(1,268)
Other comprehensive income (loss) before reclassifications, gross	27	(24)	(1)	2	(2)	—
Tax impact	—	2	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(3)	28	72	—	100	—	100
Tax impact	(1)	24	—	23	—	23
Net current-period other comprehensive income (loss)	54	74	(1)	127	(2)	125
Ending balance, March 31, 2023	$(594)	$(578)	$6	$(1,166)	$23	$(1,143)

(1)	Amounts are net of tax of $56 million and $55 as of March 31, 2023 and January 1, 2023, respectively.

(2)	Amounts are net of tax of $57 million and $31 million as of March 31, 2023 and January 1, 2023, respectively.

(3)	See table below for details about these reclassifications.

	Three months ended March 31,
	2024	2023
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(2)(3)	Other income, net
Actuarial loss	8	8	(2)(3)	Other income, net
Curtailment gains	—	(1)	(2)(4)	Other income, net
Settlement losses	—	67	(2)(4)	Other income, net
	6	72		Total before tax
	—	24		Income tax expense
Total reclassifications for the period	$6	$96		Net of tax

(1)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(3)	Amounts include approximately nil and $1 million of actuarial losses and prior service credits related to discontinued operations for the three months ended March 31, 2024 and 2023, respectively.

(4)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the three months ended March 31, 2023.

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2024	$(619)	$(632)	$(7)	$(1,258)	$28	$(1,230)
Other comprehensive (loss) income before reclassifications, gross	(36)	2	5	(29)	(1)	(30)
Tax impact	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	6	—	6	—	6
Tax impact	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(36)	8	5	(23)	(1)	(24)
Ending balance, March 31, 2024	$(655)	$(624)	$(2)	$(1,281)	$27	$(1,254)

(1)	Amounts are net of tax of $43 million for both March 31, 2024 and January 1, 2024.

(2)	Amounts are net of tax of $91 million for both March 31, 2024 and January 1, 2024.

(3)	See table below for details about these reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2023	$(653)	$(628)	$3	$(1,278)	$25	$(1,253)
Other comprehensive income (loss) before reclassifications, gross	27	(24)	—	3	(2)	1
Tax impact	—	2	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(3)	28	72	—	100	—	100
Tax impact	(1)	24	—	23	—	23
Net current-period other comprehensive (loss) income	54	74	—	128	(2)	126
Ending balance, March 31, 2023	$(599)	$(554)	$3	$(1,150)	$23	$(1,127)

(1)	Amounts are net of tax of $43 million and $42 million for March 31, 2023 and January 1, 2023, respectively.

(2)	Amounts are net of tax of $81 million and $55 million as of March 31, 2023 and January 1, 2023, respectively.

(3)	See table below for details about these reclassifications.

	Three months ended March 31,
	2024	2023
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(2)(3)	Other income, net
Actuarial loss	8	8	(2)(3)	Other income, net
Curtailment gains	—	(1)	(2)(4)	Other income, net
Settlement losses	—	67	(2)(4)	Other income, net
	6	72		Total before tax
	—	24		Income tax expense
Total reclassifications for the period	$6	$96		Net of tax

(1)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(3)	Amounts include approximately nil and $1 million of actuarial losses and prior service credits related to discontinued operations for the three months ended March 31, 2024 and 2023, respectively.

(4)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the three months March 31, 2023.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

On April 19, 2024, the Louisiana Fourth Circuit Court of Appeal affirmed the $93.1 million jury verdict and district court judgment in our favor in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to maintain properly its own Geismar facility and then repeatedly failed to supply our requirements for industrial gases needed to manufacture MDI under long-term supply contracts that expired in 2013. After adding mandatory pre-judgment and post-judgment interest to the award, we expect damages to exceed $135 million before deducting for taxes and legal contingency fees. The award remains subject to further potential review but, if affirmed or reviewed by the Louisiana Supreme Court, we would expect to receive net proceeds of approximately $50 million to $60 million. We have not yet recognized the award in our condensed consolidated statements of operations and the timing of the resolution of this matter is uncertain.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2024 and 2023, our capital expenditures from continuing operations for EHS matters totaled $5 million and $6 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $14 million and $5 million for environmental liabilities as of  March 31, 2024 and December 31, 2023, respectively. Of these amounts, $6 million and $2 million were classified as accrued liabilities as of  March 31, 2024 and December 31, 2023, respectively, and $8 million and $3 million were classified as other noncurrent liabilities as of  March 31, 2024 and December 31, 2023, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

As of March 31, 2024, we had approximately 5 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period or in total at the end of a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months
	ended
	March 31,
	2024	2023
Huntsman Corporation compensation cost	$9	$9
Huntsman International compensation cost	8	8

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was nil and $1 million for the three months ended March 31, 2024 and 2023, respectively.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model. Expected volatilities were based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

During each of the three months ended March 31, 2024 and 2023, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of March 31, 2024 and changes during the three months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2024	2,890	$22.06
Exercised	(382)	21.24
Forfeited	(20)	32.40
Outstanding and exercisable at March 31, 2024	2,488	22.11	3.9	$12

As of  March 31, 2024, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans.

The total intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was approximately $1 million and nil, respectively. Cash received from stock options exercised during both of the three months ended March 31, 2024 and 2023 was approximately nil. The cash tax benefit from stock options exercised during both of the three months ended March 31, 2024 and 2023 was approximately nil.

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

For our performance share unit awards, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2024 and 2023, the weighted-average expected volatility rate was 31.8% and 37.6%, respectively, and the weighted average risk-free interest rate was 4.39% and 4.38%, respectively. For the performance share unit awards granted during the three months ended March 31, 2024 and 2023, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

A summary of the status of our nonvested shares as of March 31, 2024 and changes during the three months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2024	1,923		$38.71	181	$32.75
Granted	1,244		26.61	143	23.93
Vested	(635)	(1)	33.02	(87)	32.49
Forfeited	(200)	(2)	44.81	(3)	33.75
Nonvested at March 31, 2024	2,332		33.28	234	27.45

(1)

As of March 31, 2024, a total of 136,370 restricted stock units were vested but not yet issued, of which 20,685 vested during the three months ended March 31, 2024. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 191,959 performance share unit awards with a grant date fair value of $45.04 that were included in the December 31, 2023 nonvested balance did not meet the minimum performance criteria of these awards and were effectively forfeited during the three months ended March 31, 2024.

As of March 31, 2024, there was approximately $57 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The value of share awards that vested during the three months ended March 31, 2024 and 2023 was approximately $24 million and $28 million, respectively.

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

Huntsman Corporation

We recorded income tax benefit (expense) from continuing operations of $20 million and $(11) million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

Huntsman International recorded income tax (benefit) expense from continuing operations of $20 million and $(11) million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Basic and diluted (loss) income per share is determined using the following information (in millions):

	Three months
	ended
	March 31,
	2024	2023
Numerator:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(30)	$31
Net (loss) income attributable to Huntsman Corporation	$(37)	$153

Denominator:
Weighted average shares outstanding	171.8	182.7
Dilutive shares:
Stock-based awards	—	1.7
Total weighted average shares outstanding, including dilutive shares	171.8	184.4

Additional stock-based awards of approximately 2.7 million and 1.5 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2024 and 2023, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive. For the three months ended  March 31, 2024, there were 0.9 million weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation.

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

	Three months
	ended
	March 31,
	2024	2023
Revenues:
Polyurethanes	$926	$991
Performance Products	291	334
Advanced Materials	261	289
Total reportable segments’ revenues	1,478	1,614
Intersegment eliminations	(8)	(8)
Total	$1,470	$1,606

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$39	$66
Performance Products	42	71
Advanced Materials	43	48
Total reportable segments’ adjusted EBITDA	124	185

Reconciliation of total reportable segments’ adjusted EBITDA to (loss) income from continuing operations before income taxes:
Interest expense, net—continuing operations	(19)	(18)
Depreciation and amortization—continuing operations	(69)	(69)
Corporate and other costs, net(2)	(43)	(49)
Net income attributable to noncontrolling interests	14	13
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(20)	(1)
Fair value adjustments to Venator investment, net	—	(1)
Certain legal and other settlements and related expenses	(1)	(1)
Certain nonrecurring information technology project implementation costs	—	(2)
Amortization of pension and postretirement actuarial losses	(8)	(8)
Restructuring, impairment and plant closing and transition (costs) credits(3)	(14)	6
(Loss) income from continuing operations before income taxes	(36)	55

Income tax benefit (expense)—continuing operations	20	(11)
(Loss) income from discontinued operations, net of tax	(7)	122
Net (loss) income	$(23)	$166

	Three months
	ended
	March 31,
	2024	2023
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$39	$66
Performance Products	42	71
Advanced Materials	43	48
Total reportable segments’ adjusted EBITDA	124	185

Reconciliation of total reportable segments’ adjusted EBITDA to (loss) income from continuing operations before income taxes:
Interest expense, net—continuing operations	(19)	(18)
Depreciation and amortization—continuing operations	(69)	(69)
Corporate and other costs, net(2)	(41)	(47)
Net income attributable to noncontrolling interests	14	13
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	(20)	(1)
Fair value adjustments to Venator investment, net	—	(1)
Certain legal and other settlements and related expenses	(1)	(1)
Certain nonrecurring information technology project implementation costs	—	(2)
Amortization of pension and postretirement actuarial losses	(8)	(8)
Restructuring, impairment and plant closing and transition (costs) credits(3)	(14)	6
(Loss) income from continuing operations before income taxes	(34)	57

Income tax benefit (expense)—continuing operations	20	(11)
(Loss) income from discontinued operations, net of tax	(7)	122
Net (loss) income	$(21)	$168

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) fair value adjustments to Venator investment, net; (c) certain legal and other settlements and related expenses; (d) certain nonrecurring information technology project implementation costs; (e) amortization of pension and postretirement actuarial losses; (f) restructuring, impairment, plant closing and transition (costs) credits; and (g) (loss) income from discontinued operations, net of tax.

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

Huntsman Corporation

	Three months
	ended
	March 31,		Percent
	2024	2023	change
Revenues	$1,470	$1,606	(8)%
Cost of goods sold	1,269	1,337	(5)%
Gross profit	201	269	(25)%
Operating expenses, net	209	215	(3)%
Restructuring, impairment and plant closing costs (credits)	11	(7)	NM
Gain on acquisition of assets, net	(52)	—	NM
Prepaid asset write-off	71	—	NM
Operating (loss) income	(38)	61	NM
Interest expense, net	(19)	(18)	6%
Equity in income of investment in unconsolidated affiliates	19	12	58%
Other expense, net	2	—	NM
(Loss) income from continuing operations before income taxes	(36)	55	NM
Income tax benefit (expense)	20	(11)	NM
(Loss) income from continuing operations	(16)	44	NM
(Loss) income from discontinued operations, net of tax(1)	(7)	122	NM
Net (loss) income	(23)	166	NM
Reconciliation of net (loss) income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(14)	(13)	8%
Interest expense, net from continuing operations	19	18	6%
Income tax (benefit) expense from continuing operations	(20)	11	NM
Income tax (benefit) expense from discontinued operations	(1)	15	NM
Depreciation and amortization from continuing operations	69	69	—
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	20	1
EBITDA from discontinued operations(1)	8	(137)
Fair value adjustments to Venator investment, net	—	1
Certain legal and other settlements and related expenses	1	1
Certain nonrecurring information technology project implementation costs	—	2
Amortization of pension and postretirement actuarial losses	8	8
Restructuring, impairment and plant closing and transition costs (credits)(2)	14	(6)
Adjusted EBITDA(3)	$81	$136	(40)%

Net cash used in operating activities from continuing operations	$(63)	$(122)	(48)%
Net cash (used in) provided by investing activities from continuing operations	(30)	493	NM
Net cash provided by (used in) financing activities	108	(379)	NM
Capital expenditures from continuing operations	(42)	(46)	(9)%

Huntsman International

	Three months
	ended
	March 31,		Percent
	2024	2023	change
Revenues	$1,470	$1,606	(8)%
Cost of goods sold	1,269	1,337	(5)%
Gross profit	201	269	(25)%
Operating expenses, net	207	213	(3)%
Restructuring, impairment and plant closing costs (credits)	11	(7)	NM
Gain on acquisition of assets, net	(52)	—	NM
Prepaid asset write-off	71	—	NM
Operating (loss) income	(36)	63	NM
Interest expense, net	(19)	(18)	6%
Equity in income of investment in unconsolidated affiliates	19	12	58%
Other expense, net	2	—	NM
(Loss) income from continuing operations before income taxes	(34)	57	NM
Income tax benefit (expense)	20	(11)	NM
(Loss) income from continuing operations	(14)	46	NM
(Loss) income from discontinued operations, net of tax(1)	(7)	122	NM
Net (loss) income	(21)	168	NM
Reconciliation of net (loss) income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(14)	(13)	8%
Interest expense, net from continuing operations	19	18	6%
Income tax (benefit) expense from continuing operations	(20)	11	NM
Income tax (benefit) expense from discontinued operations	(1)	15	NM
Depreciation and amortization from continuing operations	69	69	—
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments	20	1
EBITDA from discontinued operations(1)	8	(137)
Fair value adjustments to Venator investment, net	—	1
Certain legal and other settlements and related expenses	1	1
Certain nonrecurring information technology project implementation costs	—	2
Amortization of pension and postretirement actuarial losses	8	8
Restructuring, impairment and plant closing and transition costs (credits)(2)	14	(6)
Adjusted EBITDA(3)	$83	$138	(40)%

Net cash used in operating activities from continuing operations	$(62)	$(122)	(49)%
Net cash (used in) provided by investing activities from continuing operations	(39)	385	NM
Net cash provided by (used in) financing activities	116	(271)	NM
Capital expenditures from continuing operations	(42)	(46)	(9)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	March 31, 2024			March 31, 2023
		Tax and			Tax and
	Gross	other(4)	Net	Gross	other(4)	Net
Reconciliation of net (loss) income to adjusted net income
Net (loss) income			$(23)			$166
Net income attributable to noncontrolling interests			(14)			(13)
Business acquisition and integration expenses and purchase accounting inventory adjustments	$20	$(18)	2	$1	$—	1
Loss (income) from discontinued operations(1)(5)	8	(1)	7	(137)	15	(122)
Fair value adjustments to Venator investment, net	—	—	—	1	—	1
Certain legal and other settlements and related expenses	1	—	1	1	—	1
Certain nonrecurring information technology project implementation costs	—	—	—	2	—	2
Amortization of pension and postretirement actuarial losses	8	(1)	7	8	(1)	7
Restructuring, impairment and plant closing and transition costs (credits)(2)	14	(5)	9	(6)	—	(6)
Adjusted net (loss) income(3)			$(11)			$37

Weighted average shares-basic			171.8			182.7
Weighted average shares-diluted			171.8			184.4

Basic net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.18)			$0.17
(Loss) income from discontinued operations			(0.04)			0.67
Net (loss) income			$(0.22)			$0.84

Diluted net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.18)			$0.17
(Loss) income from discontinued operations			(0.04)			0.66
Net (loss) income			$(0.22)			$0.83

Other non-GAAP measures:
Diluted adjusted net (loss) income per share(3)			$(0.06)			$0.20

Net cash used in operating activities from continuing operations			$(63)			$(122)
Capital expenditures from continuing operations			(42)			(46)
Free cash flow from continuing operations(3)			$(105)			$(168)

Effective tax rate			56%			20%
Impact of non-GAAP adjustments(6)			1%			(1)%
Adjusted effective tax rate			57%			19%

NM—Not meaningful

(1)	Includes the net (loss) gain on the sale of our Textile Effects Business.

(2)	Includes costs associated with transition activities related primarily to our Corporate program to optimize our global approach to leverage shared services capabilities.

(3)	See “—Non-GAAP Financial Measures.”

(4)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.

(5)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(6)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net (loss) income to adjusted net income noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment, net; (d) certain legal and other settlements and related expenses; (e) certain nonrecurring information technology project implementation costs; (f) amortization of pension and postretirement actuarial losses; and (g) restructuring, impairment and plant closing and transition costs (credits). We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments; (b) loss (income) from discontinued operations; (c) fair value adjustments to Venator investment, net; (d) certain legal and other settlements and related expenses; (e) certain nonrecurring information technology project implementation costs; (f) amortization of pension and postretirement actuarial losses; and (g) restructuring, impairment and plant closing and transition costs (credits). Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

For the three months ended March 31, 2024, loss from continuing operations attributable to Huntsman Corporation was $30 million, a decrease of $61 million from income of $31 million in the 2023 period. For the three months ended March 31, 2024, loss from continuing operations attributable to Huntsman International was $28 million, a decrease of $61 million from income of $33 million in the 2023 period. The decreases noted above were the result of the following items:

●

Revenues for the three months ended March 31, 2024 decreased by $136 million, or 8%, as compared with the 2023 period. The decrease was primarily due to lower average selling prices in all our segments, partially offset by higher sales volumes in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended March 31, 2024 decreased by $68 million, or 25%, as compared with the 2023 period. The decrease resulted from lower gross profits in all our segments. See “—Segment Analysis” below.

●

Restructuring, impairment and plant closing costs (credits) were $11 million for the three months ended March 31, 2024 as compared with $(7) million in the 2023 period. For further information, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Gain on acquisition of assets, net was approximately $52 million for the three months ended March 31, 2024 related to a preliminary net bargain purchase gain related to the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

●	Prepaid asset write-off was approximately $71 million for the three months ended March 31, 2024. Concurrent with the acquisition of assets of SLIC, we wrote off certain prepaid assets related to operating agreements with SLIC and other joint venture partners. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

●	Equity in income of investment in unconsolidated affiliates for the three months ended March 31, 2024 increased to $19 million from $12 million in the 2023 period, primarily related to an increase in income at our joint venture in China.

●

Our income tax benefit (expense) and the income tax benefit (expense) of Huntsman International for the three months ended March 31, 2024 was a benefit of $20 million as compared with expense of $11 million in the 2023 period. The increase in income tax benefit was primarily due to the increase in loss from continuing operations before income taxes as well as a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements. Our income tax benefit (expense) is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate along with the impact of valuation allowances in certain tax jurisdictions. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months		Percent
	ended		change
	March 31,		(unfavorable )
(Dollars in millions)	2024	2023	favorable
Revenues
Polyurethanes	$926	$991	(7)%
Performance Products	291	334	(13)%
Advanced Materials	261	289	(10)%
Total reportable segments’ revenues	1,478	1,614	(8)%
Intersegment eliminations	(8)	(8)	NM
Total	$1,470	$1,606	(8)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$39	$66	(41)%
Performance Products	42	71	(41)%
Advanced Materials	43	48	(10)%
Total reportable segments’ adjusted EBITDA	124	185	(33)%
Corporate and other	(43)	(49)	12%
Total	$81	$136	(40)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$39	$66	(41)%
Performance Products	42	71	(41)%
Advanced Materials	43	48	(10)%
Total reportable segments’ adjusted EBITDA	124	185	(33)%
Corporate and other	(41)	(47)	13%
Total	$83	$138	(40)%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended March 31, 2024 vs 2023
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	(16)%	—	9%
Performance Products	(17)%	—	4%
Advanced Materials	(6)%	—	(4)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to lower MDI average selling prices and unfavorable sales mix, partially offset by higher sales volumes. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. Sales volumes increased due to modestly improved demand and share gains in certain markets, primarily in the Americas and Europe regions. The decrease in segment adjusted EBITDA was primarily due to lower MDI average selling prices, partially offset by lower raw materials costs, higher sales volumes, higher equity earnings and cost savings from our cost optimization programs.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to lower average selling prices and unfavorable sales mix, partially offset by higher sales volumes. Average selling prices decreased primarily due to competitive pressure, particularly in Europe. Sales volumes increased primarily due to improvement in industrial and construction activity as well as increased demand in coatings and adhesives and lubes markets. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices, partially offset by higher sales volumes and lower raw materials costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended March 31, 2024 compared to the same period of 2023 was primarily due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily in response to lower raw materials costs. Sales volumes decreased in our general industry and commodity markets, partially offset by an increase in our aerospace and electrical infrastructure markets in response to customer demand. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and foreign currency exchange rate fluctuations, partially offset by improved sales mix.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2024, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $43 million as compared to a loss of $49 million for the same period of 2023. For the three months ended March 31, 2024, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $41 million as compared to a loss of $47 million for the same period of 2023. The increase in adjusted EBITDA from Corporate and other resulted primarily from a decrease in corporate overhead, partially offset by a decrease in unallocated foreign currency exchange gains and an increase in LIFO valuation losses.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Net cash used in operating activities from continuing operations for the three months ended March 31, 2024 and 2023 was $63 million and $122 million, respectively. The decrease in net cash used in operating activities from continuing operations during the three months ended March 31, 2024 as compared with the same period of 2023 was primarily attributable to a net cash inflow of $112 million related to changes in operating assets and liabilities, partially offset by increased operating loss as described in “—Results of Operations” above for the three months ended March 31, 2024 as compared with the same period of 2023.

Net cash (used in) provided by investing activities from continuing operations for the three months ended March 31, 2024 and 2023 was $(30) million and $493 million, respectively. During the three months ended March 31, 2024 and 2023, we paid $42 million and $46 million for capital expenditures, respectively. During the three months ended March 31, 2024, we received $12 million for the sale of businesses, net, related to the resolution of net working capital from the sale of our Textile Effects Business. During the three months ended March 31, 2023, we received $541 million for the sale of businesses, net, primarily related to net proceeds of $530 million from the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

Net cash provided by (used in) financing activities for the three months ended March 31, 2024 and 2023 was $108 million and $(379) million, respectively. During the three months ended March 31, 2024 and 2023, we had net borrowings from (repayments against) our 2022 Revolving Credit Facility and our A/R Programs of $191 million and $(220) million, respectively. During the three months ended March 31, 2024, HPS paid approximately $28 million against the note payable with SLIC for the acquisition of assets. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements. During the three months ended March 31, 2023, we paid $97 million for repurchases of our common stock.

Free cash flow from continuing operations for the three months ended March 31, 2024 and 2023 was a use of cash of $105 million and $168 million, respectively. The increase in free cash flow from continuing operations was primarily attributable to a decrease in cash used in operating activities from continuing operations and a decrease in cash used for capital expenditures during the three months ended March 31, 2024 as compared with the same period of 2023.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	March 31,	December 31,	Increase	Percent
	2024	2023	(decrease)	change
Cash and cash equivalents	$552	$540	$12	2%
Accounts and notes receivable, net	837	753	84	11%
Inventories	896	867	29	3%
Other current assets	158	154	4	3%
Total current assets	2,443	2,314	129	6%

Accounts payable	745	719	26	4%
Accrued liabilities	386	395	(9)	(2)%
Current portion of debt	396	12	384	NM
Current operating lease liabilities	52	46	6	13%
Total current liabilities	1,579	1,172	407	35%
Working capital	$864	$1,142	$(278)	(24)%

Our working capital decreased by $278 million as a result of the net impact of the following significant changes:

●

The increase in cash and cash equivalents of $12 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023.”

●	Accounts and notes receivable, net increased by $84 million primarily due to higher revenues in the first quarter of 2024 compared to the fourth quarter of 2023.

●	Inventories increased by $29 million primarily due to seasonally higher inventory volumes.

●	Accounts payable increased by $26 million primarily due to higher inventory purchases, partially offset due to a decrease in non-trade payables related to insurance premiums.

●	Accrued liabilities decreased by $9 million primarily due to a decrease in accrued restructuring costs and accrued rebates, partially offset by an increase in accrued compensation costs.

●	Current portion of debt increased by $384 million primarily due to proceeds from net borrowings on our 2022 Revolving Credit Facility and an outstanding U.S. dollar equivalent note payable with SLIC of approximately $190 million for the acquisition of assets.

Liquidity

We depend upon our cash, our 2022 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2024, we had $1,607 million of combined cash and unused borrowing capacity, consisting of $552 million in cash, $995 million in availability under our 2022 Revolving Credit Facility and $60 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

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

●	During the remainder of 2024, we expect to make additional contributions to our pension and other postretirement benefit plans of approximately $23 million.

●	On January 31, 2024, we completed the planned separation and acquisition of assets of SLIC, our joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets will be determined based on an asset valuation, which we currently expect to be completed in the first half of 2024. The acquisition of the assets was funded in part with HPS issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, as adjusted to reflect the preliminary valuation and is subject to further change pending the final valuation. As of March 31, 2024, the note payable has been reduced by approximately $28 million to reflect cash payments made during the quarter. We expect that the remainder of the note payable will be paid by the end of 2024 using available funds at HPS. Upon liquidation of the joint venture, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, will be distributed back to the joint venture partners. We currently anticipate that the liquidation will be completed by mid-2025.

●	On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma, and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which includes adjustments to the purchase price for working capital plus the assumption of underfunded pension liabilities. During the first quarter of 2024, we have paid cash taxes of approximately $1 million, and we expect to pay additional cash taxes of approximately $11 million. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

●	During 2020 and 2021, management implemented cost realignment and synergy plans and, in November 2022, committed to further plans to realign our cost structure with additional restructuring in Europe, including exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with these plans, we have achieved combined annualized cost savings and synergy benefits in excess of $280 million. Associated with these plans, we expect total cash costs of approximately $293 million (including approximately $56 million of capital expenditures) through 2025, of which we have spent approximately $255 million through the first quarter of 2024 (including approximately $39 million of capital expenditures). Of the remaining cash costs, the majority will be payments related to our restructuring in Europe, primarily for personnel who have exited as of the end of 2023 as well as capital expenditures related to our research and development footprint, which is included in our overall future capital expenditures projections.

●	As of March 31, 2024, we have approximately $547 million remaining under the authorization of our existing share repurchase program. Repurchases may be commenced or suspended from time to time without prior notice.

Long-Term Liquidity

●	On January 22, 2024, we entered into an amendment to our U.S. A/R Program that extended the scheduled maturity date of our U.S. A/R Program from July 2024 to January 2027. In addition, on January 31, 2024, we entered into an amendment to our EU A/R Program, effective as of February 15, 2024, that extended the scheduled maturity date of our EU A/R Program from July 2024 to July 2027. Aside from the extended maturity dates, these amendments to our A/R Programs secured substantially similar terms as those in the prior agreements.

●	On April 19, 2024, the Louisiana Fourth Circuit Court of Appeal affirmed the $93.1 million jury verdict and district court judgment in our favor in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to maintain properly its own Geismar facility and then repeatedly failed to supply our requirements for industrial gases needed to manufacture MDI under long-term supply contracts that expired in 2013. After adding mandatory pre-judgment and post-judgment interest to the award, we expect damages to exceed $135 million before deducting for taxes and legal contingency fees. The award remains subject to further potential review but, if affirmed or reviewed by the Louisiana Supreme Court, we would expect to receive net proceeds of approximately $50 million to $60 million. We have not yet recognized the award in our condensed consolidated statements of operations and the timing of the resolution of this matter is uncertain.

●	On February 16, 2024, our Board of Directors declared a $0.25 per share cash dividend on our common stock. This represents an approximate 5% increase from the previous dividend.

As of March 31, 2024, we had $396 million classified as current portion of debt, including $195 million outstanding under our 2022 Revolving Credit Facility, an outstanding U.S. dollar equivalent note payable of approximately $190 million related to the separation and acquisition of assets of the SLIC joint venture, debt at our variable interest entities of $9 million and certain other short-term facilities and scheduled amortization payments totaling $2 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of March 31, 2024, we had approximately $529 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

For more information regarding our debt, see “Note 8. Debt” to our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2024.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
January 1 - January 31	—	$—	—	$547,000,000
February 1 - February 29	188,126	24.21	—	547,000,000
March 1 - March 31	—	—	—	547,000,000
Total	188,126	24.21	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)	On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit number		Exhibit description	Form	Exhibit	Filing date
10.1		Master Amendment No. 11 to U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of January 22, 2024	10-K	10.43	February 22, 2024
10.2		Further Amended and Restated European Receivables Loan Agreement, dated as of January 31, 2024	10-K	10.44	February 22, 2024
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2024	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)