Form 10-Q
period 2024-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2024-08-06
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On July 22, 2024, 173,003,567 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interest of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interest. All of Huntsman International LLC’s units of membership interest are held by Huntsman Corporation.

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

ENDED June 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents(1)	$335	$540
Accounts and notes receivable (net of allowance for doubtful accounts of $12 and $13), ($310 and $224 pledged as collateral, respectively)(1)	870	747
Accounts receivable from affiliates	7	6
Inventories(1)	923	867
Other current assets	119	154
Total current assets	2,254	2,314
Property, plant and equipment, net(1)	2,549	2,376
Investment in unconsolidated affiliates	420	438
Intangible assets, net	366	387
Goodwill	640	644
Deferred income taxes	109	112
Operating lease right-of-use assets	402	366
Other noncurrent assets(1)	577	611
Total assets	$7,317	$7,248

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$708	$660
Accounts payable to affiliates	23	59
Accrued liabilities(1)	369	395
Current portion of debt(1)	576	12
Current operating lease liabilities(1)	53	46
Total current liabilities	1,729	1,172
Long-term debt(1)	1,344	1,676
Deferred income taxes	221	243
Noncurrent operating lease liabilities(1)	368	334
Other noncurrent liabilities(1)	319	345
Total liabilities	3,981	3,770
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 262,737,608 and 262,190,459 shares issued and 172,130,480 and 171,583,331 shares outstanding, respectively	3	3
Additional paid-in capital	4,232	4,202
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(45)	(41)
Retained earnings	2,507	2,622
Accumulated other comprehensive loss	(1,293)	(1,245)
Total Huntsman Corporation stockholders’ equity	3,114	3,251
Noncontrolling interests in subsidiaries	222	227
Total equity	3,336	3,478
Total liabilities and equity	$7,317	$7,248

(1)

At June 30, 2024 and December 31, 2023, respectively, $11 and $2 of cash and cash equivalents, $20 and $16 of accounts and notes receivable (net), $58 and $48 of inventories, $151 and $150 of property, plant and equipment (net), $32 each of other noncurrent assets, $103 and $84 of accounts payable, $18 and $20 of accrued liabilities, $9 each of current portion of debt, $6 and $8 of current operating lease liabilities, $12 and $17 of long-term debt, $18 and $21 of noncurrent operating lease liabilities and $16 and $15 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Trade sales, services and fees, net	$1,538	$1,561	$2,974	$3,134
Related party sales	36	35	70	68
Total revenues	1,574	1,596	3,044	3,202
Cost of goods sold	1,331	1,342	2,600	2,679
Gross profit	243	254	444	523
Operating expenses:
Selling, general and administrative	176	167	352	355
Research and development	33	29	64	59
Restructuring, impairment and plant closing costs	4	8	15	1
Loss (gain) on acquisition of assets, net	1	—	(51)	—
Prepaid asset write-off	—	—	71	—
Other operating income, net	(5)	—	(3)	(3)
Total operating expenses	209	204	448	412
Operating income (loss)	34	50	(4)	111
Interest expense, net	(20)	(15)	(39)	(33)
Equity in income of investment in unconsolidated affiliates	18	28	37	40
Other income (expense), net	12	(2)	14	(2)
Income from continuing operations before income taxes	44	61	8	116
Income tax (expense) benefit	(13)	(28)	7	(39)
Income from continuing operations	31	33	15	77
Income (loss) from discontinued operations, net of tax	7	(2)	—	120
Net income	38	31	15	197
Net income attributable to noncontrolling interests	(16)	(12)	(30)	(25)
Net income (loss) attributable to Huntsman Corporation	$22	$19	$(15)	$172

Basic income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.09	$0.12	$(0.09)	$0.29
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.04	(0.01)	—	0.66
Net income (loss) attributable to Huntsman Corporation common stockholders	$0.13	$0.11	$(0.09)	$0.95
Weighted average shares	172.1	179.2	172.0	180.9

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to Huntsman Corporation common stockholders	$0.09	$0.12	$(0.09)	$0.28
Income (loss) from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	0.04	(0.01)	—	0.66
Net income (loss) attributable to Huntsman Corporation common stockholders	$0.13	$0.11	$(0.09)	$0.94
Weighted average shares	172.8	180.3	172.0	182.3

Amounts attributable to Huntsman Corporation:
Income (loss) from continuing operations	$15	$21	$(15)	$52
Income (loss) from discontinued operations, net of tax	7	(2)	—	120
Net income (loss)	$22	$19	$(15)	$172

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$38	$31	$15	$197
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(28)	(47)	(64)	7
Pension and other postretirement benefits adjustments	6	6	14	80
Other, net	(2)	1	3	—
Other comprehensive (loss) income, net of tax	(24)	(40)	(47)	87
Comprehensive income (loss)	14	(9)	(32)	284
Comprehensive income attributable to noncontrolling interests	(16)	(4)	(31)	(19)
Comprehensive (loss) income attributable to Huntsman Corporation	$(2)	$(13)	$(63)	$265

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2024	171,583,331	$3	$4,202	$(2,290)	$(41)	$2,622	$(1,245)	$227	$3,478
Net (loss) income	—	—	—	—	—	(37)	—	14	(23)
Other comprehensive (loss) income	—	—	—	—	—	—	(24)	1	(23)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	722,117	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	9	—	—	—	9
Repurchase and cancellation of stock awards	(225,895)	—	—	—	—	(5)	—	—	(5)
Stock options exercised	42,156	—	8	—	—	(8)	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2024	172,121,709	3	4,231	(2,290)	(51)	2,528	(1,269)	242	3,394
Net income	—	—	—	—	—	22	—	16	38
Other comprehensive loss	—	—	—	—	—	—	(24)	—	(24)
Issuance of nonvested stock awards	—	—	1	—	(1)	—	—	—	—
Vesting of stock awards	760	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	7	—	—	—	7
Repurchase and cancellation of stock awards	(5,690)	—	—	—	—	—	—	—	—
Stock options exercised	13,701	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(43)	—	—	(43)
Balance, June 30, 2024	172,130,480	$3	$4,232	$(2,290)	$(45)	$2,507	$(1,293)	$222	$3,336

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2023	183,634,464	$3	$4,156	$(1,937)	$(35)	$2,705	$(1,268)	$216	$3,840
Net income	—	—	—	—	—	153	—	13	166
Other comprehensive income	—	—	—	—	—	—	125	2	127
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,016,782	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	1	—	9	—	—	—	10
Repurchase and cancellation of stock awards	(301,231)	—	—	—	—	(9)	—	—	(9)
Stock options exercised	16,245	—	1	—	—	(1)	—	—	—
Treasury stock repurchased	(3,472,020)	—	—	(101)	—	—	—	—	(101)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Dividends declared on common stock ($0.2375 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2023	180,894,240	3	4,195	(2,038)	(58)	2,804	(1,143)	227	3,990
Net income	—	—	—	—	—	19	—	12	31
Other comprehensive loss	—	—	—	—	—	—	(32)	(8)	(40)
Vesting of stock awards	6,616	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	5	—	—	—	5
Repurchase and cancellation of stock awards	(1,957)	—	—	—	—	—	—	—	—
Stock options exercised	1,444	—	—	—	—	—	—	—	—
Treasury stock repurchased	(3,790,069)	—	—	(98)	—	—	—	—	(98)
Dividends declared on common stock ($0.2375 per share)	—	—	—	—	—	(42)	—	—	(42)
Balance, June 30, 2023	177,110,274	$3	$4,195	$(2,136)	$(53)	$2,781	$(1,175)	$231	$3,846

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2024	2023
Operating activities:
Net income	$15	$197
Less: Income from discontinued operations, net of tax	—	(120)
Income from continuing operations	15	77
Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(37)	(40)
Cash received from return on investment in unconsolidated subsidiary	53	30
Depreciation and amortization	144	139
Noncash lease expense	38	34
Gain on acquisition of assets, net	(51)	—
Noncash prepaid asset write-off	71	—
Deferred income taxes	(33)	(4)
Noncash stock-based compensation	16	15
Other, net	14	15
Changes in operating assets and liabilities:
Accounts and notes receivable	(130)	—
Inventories	(71)	(23)
Other current assets	9	31
Other noncurrent assets	(20)	(38)
Accounts payable	22	(198)
Accrued liabilities	(21)	(74)
Other noncurrent liabilities	(27)	(46)
Net cash used in operating activities from continuing operations	(8)	(82)
Net cash used in operating activities from discontinued operations	(11)	(36)
Net cash used in operating activities	(19)	(118)

Investing activities:
Capital expenditures	(92)	(97)
Cash received from sale of businesses, net	12	541
Net cash (used in) provided by investing activities from continuing operations	(80)	444
Net cash used in investing activities from discontinued operations	—	(4)
Net cash (used in) provided by investing activities	(80)	440

Financing activities:
Net borrowings (repayments) on revolving loan facilities	252	(164)
Repayments of long-term debt	(5)	(6)
Principal payments on note payable	(218)	—
Dividends paid to common stockholders	(87)	(87)
Distributions paid to noncontrolling interests	(36)	(4)
Repurchase and cancellation of awards	(5)	(9)
Repurchase of common stock	(1)	(194)
Other, net	(2)	—
Net cash used in financing activities	(102)	(464)
Effect of exchange rate changes on cash	(4)	(10)
Decrease in cash and cash equivalents	(205)	(152)
Cash and cash equivalents at beginning of period	540	654
Cash and cash equivalents at end of period	$335	$502

Supplemental cash flow information:
Cash paid for interest	$41	$34
Cash paid for income taxes	44	62

For June 30, 2024 and 2023, the amount of capital expenditures in accounts payable was $20 million and $22 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents(1)	$335	$540
Accounts and notes receivable (net of allowance for doubtful accounts of $12 and $13), ($310 and $224 pledged as collateral, respectively)(1)	870	747
Accounts receivable from affiliates	7	6
Inventories(1)	923	867
Other current assets	124	159
Total current assets	2,259	2,319
Property, plant and equipment, net(1)	2,549	2,376
Investment in unconsolidated affiliates	420	438
Intangible assets, net	366	387
Goodwill	640	644
Deferred income taxes	109	112
Operating lease right-of-use assets	402	366
Other noncurrent assets(1)	577	611
Total assets	$7,322	$7,253

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$708	$659
Accounts payable to affiliates	23	59
Accrued liabilities(1)	364	390
Current portion of debt(1)	576	12
Current operating lease liabilities(1)	53	46
Total current liabilities	1,724	1,166
Long-term debt(1)	1,344	1,676
Deferred income taxes	226	247
Noncurrent operating lease liabilities(1)	368	334
Other noncurrent liabilities(1)	315	339
Total liabilities	3,977	3,762
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,800	3,785
Retained earnings	601	709
Accumulated other comprehensive loss	(1,278)	(1,230)
Total Huntsman International LLC members’ equity	3,123	3,264
Noncontrolling interests in subsidiaries	222	227
Total equity	3,345	3,491
Total liabilities and equity	$7,322	$7,253

(1)	At June 30, 2024 and December 31, 2023, respectively, $11 and $2 of cash and cash equivalents, $20 and $16 of accounts and notes receivable (net), $58 and $48 of inventories, $151 and $150 of property, plant and equipment (net), $32 each of other noncurrent assets, $103 and $84 of accounts payable, $18 and $20 of accrued liabilities, $9 each of current portion of debt, $6 and $8 of current operating lease liabilities, $12 and $17 of long-term debt, $18 and $21 of noncurrent operating lease liabilities and $16 and $15 of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Trade sales, services and fees, net	$1,538	$1,561	$2,974	$3,134
Related party sales	36	35	70	68
Total revenues	1,574	1,596	3,044	3,202
Cost of goods sold	1,331	1,342	2,600	2,679
Gross profit	243	254	444	523
Operating expenses:
Selling, general and administrative	176	167	350	353
Research and development	33	29	64	59
Restructuring, impairment and plant closing costs	4	8	15	1
Loss (gain) on acquisition of assets, net	1	—	(51)	—
Prepaid asset write-off	—	—	71	—
Other operating income, net	(5)	—	(3)	(3)
Total operating expenses	209	204	446	410
Operating income (loss)	34	50	(2)	113
Interest expense, net	(20)	(15)	(39)	(33)
Equity in income of investment in unconsolidated affiliates	18	28	37	40
Other income (expense), net	12	(2)	14	(2)
Income from continuing operations before income taxes	44	61	10	118
Income tax (expense) benefit	(13)	(28)	7	(39)
Income from continuing operations	31	33	17	79
Income (loss) from discontinued operations, net of tax	7	(2)	—	120
Net income	38	31	17	199
Net income attributable to noncontrolling interests	(16)	(12)	(30)	(25)
Net income (loss) attributable to Huntsman International LLC	$22	$19	$(13)	$174

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$38	$31	$17	$199
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(28)	(47)	(64)	7
Pension and other postretirement benefits adjustments	6	6	14	80
Other, net	(2)	—	3	—
Other comprehensive (loss) income, net of tax	(24)	(41)	(47)	87
Comprehensive income (loss)	14	(10)	(30)	286
Comprehensive income attributable to noncontrolling interests	(16)	(4)	(31)	(19)
Comprehensive (loss) income attributable to Huntsman International LLC	$(2)	$(14)	$(61)	$267

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2024	2,728	$3,785	$709	$(1,230)	$227	$3,491
Net (loss) income	—	—	(35)	—	14	(21)
Other comprehensive (loss) income	—	—	—	(24)	1	(23)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	8	—	—	—	8
Distribution to parent	—	—	(9)	—	—	(9)
Balance, March 31, 2024	2,728	3,793	622	(1,254)	242	3,403
Net income	—	—	22	—	16	38
Other comprehensive loss	—	—	—	(24)	—	(24)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distributions to noncontrolling interests	—	—	—	—	(36)	(36)
Balance, June 30, 2024	2,728	$3,800	$601	$(1,278)	$222	$3,345

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2023	2,728	$3,759	$1,130	$(1,253)	$216	$3,852
Net income	—	—	155	—	13	168
Other comprehensive income	—	—	—	126	2	128
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	10	—	—	—	10
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Distribution to parent	—	—	(109)	—	—	(109)
Balance, March 31, 2023	2,728	3,769	1,133	(1,127)	227	4,002
Net income	—	—	19	—	12	31
Other comprehensive loss	—	—	—	(33)	(8)	(41)
Dividends paid to parent	—	—	(45)	—	—	(45)
Contribution from parent	—	4	—	—	—	4
Distribution to parent	—	—	(95)	—	—	(95)
Balance, June 30, 2023	2,728	$3,773	$1,012	$(1,160)	$231	$3,856

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months
	ended
	June 30,
	2024	2023
Operating activities:
Net income	$17	$199
Less: Income from discontinued operations, net of tax	—	(120)
Income from continuing operations	17	79
Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(37)	(40)
Cash received from return on investment in unconsolidated subsidiary	53	30
Depreciation and amortization	144	139
Noncash lease expense	38	34
Gain on acquisition of assets, net	(51)	—
Noncash prepaid asset write-off	71	—
Deferred income taxes	(32)	(4)
Noncash stock-based compensation	15	14
Other, net	13	14
Changes in operating assets and liabilities:
Accounts and notes receivable	(130)	—
Inventories	(71)	(23)
Other current assets	9	37
Other noncurrent assets	(20)	(38)
Accounts payable	22	(197)
Accrued liabilities	(21)	(79)
Other noncurrent liabilities	(27)	(46)
Net cash used in operating activities from continuing operations	(7)	(80)
Net cash used in operating activities from discontinued operations	(11)	(36)
Net cash used in operating activities	(18)	(116)

Investing activities:
Capital expenditures	(92)	(97)
Cash received from sale of businesses, net	12	541
Increase in receivable from affiliate	(9)	(204)
Net cash (used in) provided by investing activities from continuing operations	(89)	240
Net cash used in investing activities from discontinued operations	—	(4)
Net cash (used in) provided by investing activities	(89)	236

Financing activities:
Net borrowings (repayments) on revolving loan facilities	252	(164)
Repayments of long-term debt	(5)	(6)
Principal payments on note payable	(218)	—
Dividends paid to parent	(86)	(88)
Distributions paid to noncontrolling interests	(36)	(4)
Other, net	(1)	—
Net cash used in financing activities	(94)	(262)
Effect of exchange rate changes on cash	(4)	(10)
Decrease in cash and cash equivalents	(205)	(152)
Cash and cash equivalents at beginning of period	540	654
Cash and cash equivalents at end of period	$335	$502

Supplemental cash flow information:
Cash paid for interest	$41	$34
Cash paid for income taxes	44	62

For June 30, 2024 and 2023, the amount of capital expenditures in accounts payable was $20 million and $22 million, respectively.

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

SEPARATION AND ACQUISITION OF ASSETS OF SLIC JOINT VENTURE

On January 31, 2024, we completed the planned separation and acquisition of assets of Shanghai Lianheng Isocyanate Company Ltd. (“SLIC”), our joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets has been determined based on an asset valuation, which was completed in the second quarter of 2024. The acquisition of the assets was funded in part with Huntsman Polyurethanes Shanghai Ltd., our 70%-owned consolidated joint venture in China (“HPS”), issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, which has been repaid in full as of June 30, 2024 using available funds at HPS. Upon liquidation of the joint venture, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, will be distributed back to the joint venture partners. We currently anticipate that the liquidation will be completed in 2025.

The acquisition has been integrated into our Polyurethanes segment. Transaction costs related to this acquisition were not material for the six months ended June 30, 2024.

We have accounted for the acquisition using the acquisition method. As such, we analyzed the fair value of net assets acquired. The allocation of acquisition cost to the assets acquired is summarized as follows (dollars in millions):

Fair value of assets acquired:
Accounts receivable	$20
Inventories	10
Property, plant and equipment	231
Other long-term assets	24
Deferred income taxes	1
Operating lease right-of-use assets	3
Noncurrent operating lease liabilities	(3)
Total	$286

The total fair value of the net assets acquired is in excess of the acquisition cost resulting in a net bargain purchase gain of approximately $51 million. Concurrent with the acquisition of net assets, we wrote off certain prepaid assets of approximately $71 million related to operating agreements with SLIC and other joint venture partners.

According to the operating agreement of the joint venture, SLIC sold all of its output to the joint venture partners with no external sales. After the separation and acquisition of assets, we use all of the output of the acquired assets for internal use. As such, the acquired business has no external revenues or net income.

4. DISCONTINUED OPERATIONS

SaLE of tEXTILE eFFECTS bUSINESS

On February 28, 2023, we completed the sale of our textile chemicals and dyes business (“Textile Effects Business”) to Archroma, a portfolio company of SK Capital Partners (“Archroma”), and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which includes adjustments to the purchase price for working capital, plus the assumption of underfunded pension liabilities. Additionally, during the first half of 2024, we recorded a net charge of approximately $8 million related to certain post-closing indemnification obligations and other outstanding charges between the parties. During the first half of 2024, we paid cash taxes of approximately $8 million, and we expect to pay additional cash taxes of approximately $4 million in future periods related to the sale of our Textile Effects Business.

The following table reconciles major line items constituting pretax (loss) income of discontinued operations to after-tax income (loss) of discontinued operations, primarily related to our Textile Effects Business, as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Major line items constituting pretax (loss) income of discontinued operations:
Trade sales, services and fees, net	$—	$—	$—	$88
Cost of goods sold	—	—	—	(69)
(Loss) gain on sale of our Textile Effects Business, net	—	—	(8)	153
Other expense items, net	—	(1)	—	(36)
(Loss) income from discontinued operations before income taxes	—	(1)	(8)	136
Income tax benefit (expense)	7	(1)	8	(16)
Net income (loss) attributable to discontinued operations	$7	$(2)	$—	$120

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using average cost, last-in first-out (“LIFO”) and first-in first-out methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2024	2023
Raw materials and supplies	$211	$191
Work in progress	38	39
Finished goods	712	673
Total	961	903
LIFO reserves	(38)	(36)
Net inventories	$923	$867

For  June 30, 2024 and December 31, 2023, approximately 9% and 8% of inventories were recorded using the LIFO cost method, respectively.

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

During the six months ended June 30, 2024, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  June 30, 2024, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  June 30, 2024 and our consolidated balance sheet as of  December 31, 2023 (dollars in millions):

	June 30,	December 31,
	2024	2023
Current assets	$98	$67
Property, plant and equipment, net	151	150
Operating lease right-of-use assets	24	29
Other noncurrent assets	130	125
Deferred income taxes	13	13
Total assets	$416	$384

Current liabilities	$136	$121
Long-term debt	12	17
Noncurrent operating lease liabilities	18	21
Other noncurrent liabilities	16	15
Deferred income taxes	1	1
Total liabilities	$183	$175

Certain operating activities for our variable interest entities for the three and six months ended June 30, 2024 and 2023 are as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Income from continuing operations before income taxes	$17	$15	$35	$30
Net cash provided by operating activities	22	23	41	48

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  June 30, 2024 and December 31, 2023, accrued restructuring, impairment and plant closing costs by type of cost consisted of the following (dollars in millions):

	Workforce reductions	Other restructuring costs	Total
Accrued liabilities as of January 1, 2024	$27	$—	$27
Charges	5	3	8
Payments	(21)	(3)	(24)
Accrued liabilities as of June 30, 2024	$11	$—	$11

As of  June 30, 2024 and December 31, 2023, accrued restructuring, impairment and plant closing costs by segment consisted of the following (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2024	$8	$7	$4	$8	$27
Charges	3	—	5	—	8
Payments	(10)	(4)	(5)	(5)	(24)
Accrued liabilities as of June 30, 2024	$1	$3	$4	$3	$11

Current portion of restructuring reserves	$1	$3	$1	$3	$8
Long-term portion of restructuring reserves	—	—	3	—	3

Details with respect to cash and noncash restructuring charges from continuing operations for the three and six months ended June 30, 2024 and 2023 are provided below (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash charges	$—	$7	$8	$—
Noncash charges:
Accelerated depreciation	3	—	6	—
Other noncash charges	1	1	1	1
Total restructuring, impairment and plant closing costs	$4	$8	$15	$1

Restructuring Activities

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. In connection with this restructuring program, we recorded net restructuring expense of approximately $11 million in the six months ended June 30, 2024, primarily related to workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $11 million through 2025, primarily related to accelerated depreciation.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program is associated with all of our segments and includes exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we recorded net restructuring expense of approximately $3 million in the six months ended June 30, 2024, primarily related to site closures. During the first half of 2023, we evaluated the then current developments of this program and related anticipated cash costs, and we recorded a net restructuring credit of approximately $3 million in the six months ended June 30, 2023, primarily to adjust restructuring reserves that were no longer required for certain workforce reductions. We expect to record further restructuring expenses of approximately $2 million through the first half of 2025.

Beginning in the first quarter of 2021, our Corporate function implemented a restructuring program to optimize our global approach to leveraging shared services capabilities. During the second quarter of 2022, this program was further expanded to include additional geographies. During the six months ended June 30, 2024, we recorded net restructuring expense of approximately nil. During the first half of 2023, we evaluated the then current developments of this program and related anticipated cash costs, and we recorded a net restructuring credit of approximately $5 million in the six months ended  June 30, 2023, primarily to adjust restructuring reserves that were no longer required for certain workforce reductions. We expect to record further restructuring expenses of approximately $1 million through 2024.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with our 2020 acquisition of CVC Thermoset Specialties, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded net restructuring expense of approximately $3 million in the six months ended  June 30, 2023, primarily related to a site closure and accelerated depreciation.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. During the second quarter of 2022, this optimization program was further expanded to include the entire Polyurethanes business. In connection with this restructuring program, we recorded net restructuring expense of approximately $5 million in the six months ended  June 30, 2023, primarily related to workforce reductions.

8. DEBT

Our outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

	June 30,	December 31,
	2024	2023
Senior credit facilities:
Revolving facility	$245	$—
Senior notes	1,460	1,471
Amounts outstanding under A/R programs	174	169
Variable interest entities	21	26
Other	20	22
Total debt	$1,920	$1,688
Current portion of debt	$576	$12
Long-term portion of debt	1,344	1,676
Total debt	$1,920	$1,688

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

Revolving Credit Facility

On May 20, 2022, Huntsman International entered into a $1.2 billion senior unsecured revolving credit facility (the “2022 Revolving Credit Facility”). Borrowings bear interest at the rates specified in the 2022 Revolving Credit Facility, which vary based on the type of loan and Huntsman International’s debt ratings. Under the 2022 Revolving Credit Facility, the interest rate margin and the commitment fee rates are also subject to adjustments based on the Company’s performance on specified sustainability target thresholds with respect to annual percentage reduction in operational greenhouse gas emissions intensity and annual percentage reduction in water consumption intensity. Unless previously terminated in accordance with its terms, the 2022 Revolving Credit Facility will mature in May 2027. Huntsman International may increase the 2022 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions.

The following table presents certain amounts under our 2022 Revolving Credit Facility as of  June 30, 2024 (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance	Carrying
Facility	amount	outstanding		costs	value	Interest rate(2)	Maturity
2022 Revolving Credit Facility	$1,200	$245	(1)	$—	$245	Term Secured Overnight Financing Rate (“SOFR”) plus 1.525%	May 2027

(1)	On June 30, 2024, we had an additional $6 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.

(2)

Interest rates on borrowings under the 2022 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate for U.S. dollar borrowings as of June 30, 2024 was 1.525% above Term SOFR.

Senior Notes

Our senior notes consisted of the following (monetary amounts in millions):

				Unamortized
				premiums,
				discounts
				and debt
Notes	Maturity	Interest rate	Amount outstanding	issuance costs
2025 Senior notes	April 2025	4.25%	€300 (€300 carrying value ($320))	$—
2029 Senior notes	February 2029	4.50%	$750 ($742 carrying value)	8
2031 Senior notes	June 2031	2.95%	$400 ($398 carrying value)	2

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

Information regarding our A/R Programs as of June 30, 2024 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	January 2027	$150	$108	(3)	Applicable rate plus 0.95%
EU A/R Program	July 2027	€100	€62		Applicable rate plus 1.45%
		(or approximately $107)	(or approximately $66)

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

(3)	As of June 30, 2024, we had approximately $6 million (U.S. dollar equivalent) of letters of credit issued and outstanding under our U.S. A/R Program.

As of June 30, 2024 and December 31, 2023, $310 million and $224 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Variable Interest Entity Debt

 As of  June 30, 2024, AAC, our consolidated 50%-owned joint venture, had $21 million outstanding under its loan commitments and debt financing arrangements. As of June 30, 2024, we have $9 million classified as current debt and $12 million as long-term debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Note Payable

During the second quarter of 2024, HPS repaid the remainder of its outstanding note payable to SLIC denominated in Chinese renminbi, the equivalent of $190 million, related to the separation and acquisition of assets of SLIC. For more information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture.”

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  June 30, 2024 and December 31, 2023, the amount of debt issuance costs directly reducing the debt liability was $6 million and $7 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2024 and 2023, we had approximately $202 million and $384 million, respectively, of notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts related to continuing operations.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2024, we have designated approximately €100 million (approximately $107 million) of euro-denominated debt as a hedge of our net investment. For the six months ended June 30, 2024 and 2023, the amounts recognized on the hedge of our net investment were gains (losses) of approximately $3 million and $(6) million, respectively, and were recorded in other comprehensive (loss) income in our condensed consolidated statements of comprehensive (loss) income.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	June 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$10	$10	$15	$15
Long-term debt (including current portion)	(1,920)	(1,817)	(1,688)	(1,613)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of  June 30, 2024 and December 31, 2023. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2024, and current estimates of fair value may differ significantly from the amounts presented herein.

During the six months ended June 30, 2024, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended June 30, 2024 and 2023 (dollars in millions):

		Performance	Advanced	Corporate and
2024	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$394	$136	$79	$(1)	$608
Europe	249	60	105	(4)	410
Asia Pacific	277	77	74	—	428
Rest of world	81	26	21	—	128
	$1,001	$299	$279	$(5)	$1,574

Major product groupings
Diversified	$1,001	$299			$1,300
Specialty			$268		268
Other			11		11
Eliminations				$(5)	(5)
	$1,001	$299	$279	$(5)	$1,574

		Performance	Advanced	Corporate and
2023	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$388	$140	$83	$(2)	$609
Europe	278	68	110	(5)	451
Asia Pacific	260	74	69	—	403
Rest of world	86	25	22	—	133
	$1,012	$307	$284	$(7)	$1,596

Major product groupings
Diversified	$1,012	$307			$1,319
Specialty			$267		267
Other			17		17
Eliminations				$(7)	(7)
	$1,012	$307	$284	$(7)	$1,596

(1)	Geographic information for revenues is based upon countries into which product is sold.

The following tables disaggregate our revenue from continuing operations by major source for the six months ended June 30, 2024 and 2023 (dollars in millions):

		Performance	Advanced	Corporate and
2024	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$764	$273	$152	$(4)	$1,185
Europe	489	121	212	(8)	814
Asia Pacific	520	148	136	(1)	803
Rest of world	154	48	40	—	242
	$1,927	$590	$540	$(13)	$3,044

Major product groupings
Diversified	$1,927	$590			2,517
Specialty			$514		514
Other			26		26
Eliminations				$(13)	(13)
	$1,927	$590	$540	$(13)	$3,044

		Performance	Advanced	Corporate and
2023	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$774	$297	$172	$(5)	$1,238
Europe	550	142	226	(9)	909
Asia Pacific	518	153	131	(1)	801
Rest of world	161	49	44	—	254
	$2,003	$641	$573	$(15)	$3,202

Major product groupings
Diversified	$2,003	$641			2,644
Specialty			$535		535
Other			38		38
Eliminations				$(15)	(15)
	$2,003	$641	$573	$(15)	$3,202

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost from continuing operations for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in millions):

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Service cost	$6	$7	$—	$—
Interest cost	22	23	—	1
Expected return on assets	(32)	(32)	—	—
Amortization of prior service benefit	(1)	(1)	—	(1)
Amortization of actuarial loss	8	8	—	—
Special termination benefits	2	—	—	—
Net periodic benefit cost	$5	$5	$—	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Six months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Service cost	$13	$13	$—	$—
Interest cost	44	46	1	2
Expected return on assets	(64)	(63)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(2)
Amortization of actuarial loss	16	16	—	—
Special termination benefits	2	—	—	—
Net periodic benefit cost	$9	$10	$—	$—

During the six months ended June 30, 2024 and 2023, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $17 million and $20 million, respectively. During the remainder of 2024, we expect to contribute an additional amount of approximately $15 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2024, we did not repurchase any shares of our common stock under this program. As of  June 30, 2024, we have approximately $547 million remaining under the authorization of our existing share repurchase program.

Dividends on Common Stock

During the three months ended June 30, 2024 and 2023, we declared dividends of $43 million and $42 million, respectively, or $0.25 and $0.2375 per share, respectively, to common stockholders. During the three months ended March 31, 2024 and 2023, we declared dividends of $43 million and $44 million, respectively, or $0.25 and 0.2375 per share, respectively, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2024	$(614)	$(656)	$(3)	$(1,273)	$28	$(1,245)
Other comprehensive (loss) income before reclassifications, gross	(64)	2	3	(59)	(1)	(60)
Tax impact	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	13	—	13	—	13
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive (loss) income	(64)	14	3	(47)	(1)	(48)
Ending balance, June 30, 2024	$(678)	$(642)	$—	$(1,320)	$27	$(1,293)

(1)	Amounts are net of tax of $56 million for both June 30, 2024 and January 1, 2024.

(2)	Amounts are net of tax of $66 million and $67 million as of June 30, 2024 and January 1, 2024, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2023	$(648)	$(652)	$7	$(1,293)	$25	$(1,268)
Other comprehensive loss before reclassifications, gross	(20)	(24)	—	(44)	6	(38)
Tax impact	—	2	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(3)	28	77	—	105	—	105
Tax impact	(1)	25	—	24	—	24
Net current-period other comprehensive income	7	80	—	87	6	93
Ending balance, June 30, 2023	$(641)	$(572)	$7	$(1,206)	$31	$(1,175)

(1)	Amounts are net of tax of $56 million and $55 million as of June 30, 2023 and January 1, 2023, respectively.

(2)	Amounts are net of tax of $58 million and $31 million as of June 30, 2023 and January 1, 2023, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended June 30,
	2024	2023
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(1)	$(3)	(3)(4)	Other income, net
Actuarial loss	8	8	(3)(4)	Other income, net
	7	5		Total before tax
	—	1		Income tax expense
Total reclassifications for the period	$7	$6		Net of tax

	Six months ended June 30,
	2024	2023
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(5)	(3)(4)	Other income, net
Actuarial loss	16	16	(3)(4)	Other income, net
Curtailment gains	—	(1)	(5)	Other income, net
Settlement losses	—	67	(5)	Other income, net
	13	77		Total before tax
	(1)	25		Income tax expense
Total reclassifications for the period	$12	$102		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(4)

Amounts include approximately nil of actuarial losses and prior service credits related to discontinued operations for both of the three months ended June 30, 2024 and 2023. Amounts include approximately nil and $1 million for the six months ended June 30, 2024 and 2023, respectively.

(5)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the six months ended June 30, 2023.

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2024	$(619)	$(632)	$(7)	$(1,258)	$28	$(1,230)
Other comprehensive (loss) income before reclassifications, gross	(64)	2	3	(59)	(1)	(60)
Tax impact	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	13	—	13	—	13
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive (loss) income	(64)	14	3	(47)	(1)	(48)
Ending balance, June 30, 2024	$(683)	$(618)	$(4)	$(1,305)	$27	$(1,278)

(1)	Amounts are net of tax of $43 million for both June 30, 2024 and January 1, 2024.

(2)	Amounts are net of tax of $90 million and $91 million as of June 30, 2024 and January 1, 2024, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2023	$(653)	$(628)	$3	$(1,278)	$25	$(1,253)
Other comprehensive loss before reclassifications, gross	(20)	(24)	—	(44)	6	(38)
Tax impact	—	2	—	2	—	2
Amounts reclassified from accumulated other comprehensive loss, gross(3)	28	77	—	105	—	105
Tax impact	(1)	25	—	24	—	24
Net current-period other comprehensive income	7	80	—	87	6	93
Ending balance, June 30, 2023	$(646)	$(548)	$3	$(1,191)	$31	$(1,160)

(1)	Amounts are net of tax of $43 million and $42 million for June 30, 2023 and January 1, 2023, respectively.

(2)	Amounts are net of tax of $82 million and $55 million as of June 30, 2023 and January 1, 2023, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended June 30,
	2024	2023
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(1)	$(3)	(3)(4)	Other income, net
Actuarial loss	8	8	(3)(4)	Other income, net
	7	5		Total before tax
	—	1		Income tax expense
Total reclassifications for the period	$7	$6		Net of tax

	Six months ended June 30,
	2024	2023
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(5)	(3)(4)	Other income, net
Actuarial loss	16	16	(3)(4)	Other income, net
Curtailment gains	—	(1)	(5)	Other income, net
Settlement losses	—	67	(5)	Other income, net
	13	77		Total before tax
	(1)	25		Income tax expense
Total reclassifications for the period	$12	$102		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(4)	Amounts include approximately nil of actuarial losses and prior service credits related to discontinued operations for both of the three months ended June 30, 2024 and 2023. Amounts include approximately nil and $1 million for the six months ended June 30, 2024 and 2023, respectively.

(5)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the six months June 30, 2023.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

On April 19, 2024, the Louisiana Fourth Circuit Court of Appeal affirmed the $93.1 million jury verdict and district court judgment in our favor in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to maintain properly its own Geismar facility and then repeatedly failed to supply our requirements for industrial gases needed to manufacture MDI under long-term supply contracts that expired in 2013. After adding mandatory pre-judgment and post-judgment interest to the award, we expect damages to exceed $135 million before deducting for taxes and legal contingency fees. The award remains subject to further potential review but, if affirmed, we would expect to receive net proceeds of approximately $50 million to $60 million. We have not yet recognized the award in our condensed consolidated statements of operations and the timing of the resolution of this matter is uncertain.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the six months ended June 30, 2024 and 2023, our capital expenditures from continuing operations for EHS matters totaled $10 million and $11 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $14 million and $5 million for environmental liabilities as of  June 30, 2024 and December 31, 2023, respectively. Of these amounts, $6 million and $2 million were classified as accrued liabilities as of  June 30, 2024 and December 31, 2023, respectively, and $8 million and $3 million were classified as other noncurrent liabilities as of  June 30, 2024 and December 31, 2023, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

As of June 30, 2024, we had approximately 5 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period or in total at the end of a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Huntsman Corporation compensation cost	$7	$6	$16	$15
Huntsman International compensation cost	7	6	15	14

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was nil and $2 million for the six months ended June 30, 2024 and 2023, respectively.

Stock Options

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes valuation model. Expected volatilities were based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant.

During each of the six months ended June 30, 2024 and 2023, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of June 30, 2024 and changes during the six months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2024	2,890	$22.06
Exercised	(403)	20.59
Forfeited	(20)	32.40
Outstanding and exercisable at June 30, 2024	2,467	22.22	3.7	$6

As of  June 30, 2024, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans.

The total intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was approximately $1 million and nil, respectively. Cash received from stock options exercised during both of the six months ended June 30, 2024 and 2023 was approximately nil. The cash tax benefit from stock options exercised during both of the six months ended June 30, 2024 and 2023 was approximately nil.

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

For our performance share unit awards, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2024 and 2023, the weighted-average expected volatility rate was 31.8% and 37.6%, respectively, and the weighted average risk-free interest rate was 4.39% and 4.38%, respectively. For the performance share unit awards granted during the six months ended June 30, 2024 and 2023, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

A summary of the status of our nonvested shares as of June 30, 2024 and changes during the six months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2024	1,923		$38.71	181	$32.75
Granted	1,248		26.61	143	23.93
Vested	(636)	(1)	33.02	(87)	32.49
Forfeited	(208)	(2)	44.36	(3)	33.75
Nonvested at June 30, 2024	2,327		33.27	234	27.45

(1)

As of June 30, 2024, a total of 136,370 restricted stock units were vested but not yet issued, of which 20,685 vested during the six months ended June 30, 2024. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 191,959 performance share unit awards with a grant date fair value of $45.04 that were included in the December 31, 2023 nonvested balance did not meet the minimum performance criteria of these awards and were effectively forfeited during the first quarter of 2024.

As of June 30, 2024, there was approximately $49 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during the six months ended June 30, 2024 and 2023 was approximately $24 million and $28 million, respectively.

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

Huntsman Corporation

We recorded income tax benefit (expense) from continuing operations of $7 million and $(39) million for the six months ended June 30, 2024 and 2023, respectively. During the first quarter of 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

Huntsman International recorded income tax benefit (expense) from continuing operations of $7 million and $(39) million for the six months ended June 30, 2024 and 2023, respectively. During the first quarter of 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Basic and diluted income (loss) per share is determined using the following information (in millions):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Income (loss) from continuing operations attributable to Huntsman Corporation	$15	$21	$(15)	$52
Net income (loss) attributable to Huntsman Corporation	$22	$19	$(15)	$172

Denominator:
Weighted average shares outstanding	172.1	179.2	172.0	180.9
Dilutive shares:
Stock-based awards	0.7	1.1	—	1.4
Total weighted average shares outstanding, including dilutive shares	172.8	180.3	172.0	182.3

Additional stock-based awards of approximately 0.9 million and 1.8 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2024 and 2023, respectively, and approximately 3.1 million and 1.7 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2024 and 2023, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive. There were 0.7 million weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock outstanding during the six months ended June 30, 2024 noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation for the six months ended  June 30, 2024.

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

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Polyurethanes	$1,001	$1,012	$1,927	$2,003
Performance Products	299	307	590	641
Advanced Materials	279	284	540	573
Total reportable segments’ revenues	1,579	1,603	3,057	3,217
Intersegment eliminations	(5)	(7)	(13)	(15)
Total	$1,574	$1,596	$3,044	$3,202

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$80	$88	$119	$154
Performance Products	46	55	88	126
Advanced Materials	52	51	95	99
Total reportable segments’ adjusted EBITDA	178	194	302	379

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(20)	(15)	(39)	(33)
Depreciation and amortization—continuing operations	(75)	(70)	(144)	(139)
Corporate and other costs, net(2)	(47)	(38)	(90)	(87)
Net income attributable to noncontrolling interests	16	12	30	25
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	(1)	(2)	(21)	(3)
Fair value adjustments to Venator investment, net and other tax matter adjustments	7	(4)	7	(5)
Certain legal and other settlements and related expenses	(1)	(1)	(2)	(2)
Gain on sale of business/assets	—	1	—	1
Certain nonrecurring information technology project implementation costs	—	(1)	—	(3)
Amortization of pension and postretirement actuarial losses	(8)	(7)	(16)	(15)
Restructuring, impairment and plant closing and transition costs(3)	(5)	(8)	(19)	(2)
Income from continuing operations before income taxes	44	61	8	116

Income tax (expense) benefit—continuing operations	(13)	(28)	7	(39)
Income (loss) from discontinued operations, net of tax	7	(2)	—	120
Net income	$38	$31	$15	$197

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2024	2023	2024	2023
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$80	$88	$119	$154
Performance Products	46	55	88	126
Advanced Materials	52	51	95	99
Total reportable segments’ adjusted EBITDA	178	194	302	379

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(20)	(15)	(39)	(33)
Depreciation and amortization—continuing operations	(75)	(70)	(144)	(139)
Corporate and other costs, net(2)	(47)	(38)	(88)	(85)
Net income attributable to noncontrolling interests	16	12	30	25
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	(1)	(2)	(21)	(3)
Fair value adjustments to Venator investment, net and other tax matter adjustments	7	(4)	7	(5)
Certain legal and other settlements and related expenses	(1)	(1)	(2)	(2)
Gain on sale of business/assets	—	1	—	1
Certain nonrecurring information technology project implementation costs	—	(1)	—	(3)
Amortization of pension and postretirement actuarial losses	(8)	(7)	(16)	(15)
Restructuring, impairment and plant closing and transition costs(3)	(5)	(8)	(19)	(2)
Income from continuing operations before income taxes	44	61	10	118

Income tax (expense) benefit—continuing operations	(13)	(28)	7	(39)
Income (loss) from discontinued operations, net of tax	7	(2)	—	120
Net income	$38	$31	$17	$199

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments, net; (b) fair value adjustments to Venator investment, net and other tax matter adjustments; (c) certain legal and other settlements and related expenses; (d) gain on sale of business/assets; (e) certain nonrecurring information technology project implementation costs; (f) amortization of pension and postretirement actuarial losses; (g) restructuring, impairment and plant closing and transition costs; and (h) income (loss) from discontinued operations, net of tax.

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

Huntsman Corporation

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2024	2023	change	2024	2023	change
Revenues	$1,574	$1,596	(1)%	$3,044	$3,202	(5)%
Cost of goods sold	1,331	1,342	(1)%	2,600	2,679	(3)%
Gross profit	243	254	(4)%	444	523	(15)%
Operating expenses, net	204	196	4%	413	411	—
Restructuring, impairment and plant closing costs	4	8	(50)%	15	1	NM
Loss (gain) on acquisition of assets, net	1	—	NM	(51)	—	NM
Prepaid asset write-off	—	—	—	71	—	NM
Operating income (loss)	34	50	(32)%	(4)	111	NM
Interest expense, net	(20)	(15)	33%	(39)	(33)	18%
Equity in income of investment in unconsolidated affiliates	18	28	(36)%	37	40	(8)%
Other income (expense), net	12	(2)	NM	14	(2)	NM
Income from continuing operations before income taxes	44	61	(28)%	8	116	(93)%
Income tax (expense) benefit	(13)	(28)	(54)%	7	(39)	NM
Income from continuing operations	31	33	(6)%	15	77	(81)%
Income (loss) from discontinued operations, net of tax(1)	7	(2)	NM	—	120	(100)%
Net income	38	31	23%	15	197	(92)%
Reconciliation of net income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(12)	33%	(30)	(25)	20%
Interest expense, net from continuing operations	20	15	33%	39	33	18%
Income tax expense (benefit) from continuing operations	13	28	(54)%	(7)	39	NM
Income tax (benefit) expense from discontinued operations	(7)	1	NM	(8)	16	NM
Depreciation and amortization from continuing operations	75	70	7%	144	139	4%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	1	2		21	3
EBITDA from discontinued operations(1)	—	1		8	(136)
Fair value adjustments to Venator investment, net and other tax matter adjustments	(7)	4		(7)	5
Certain legal and other settlements and related expenses	1	1		2	2
Gain on sale of business/assets	—	(1)		—	(1)
Certain nonrecurring information technology project implementation costs	—	1		—	3
Amortization of pension and postretirement actuarial losses	8	7		16	15
Restructuring, impairment and plant closing and transition costs(2)	5	8		19	2
Adjusted EBITDA(3)	$131	$156	(16)%	$212	$292	(27)%

Net cash used in operating activities from continuing operations				$(8)	$(82)	(90)%
Net cash (used in) provided by investing activities from continuing operations				(80)	444	NM
Net cash used in financing activities				(102)	(464)	(78)%
Capital expenditures from continuing operations				(92)	(97)	(5)%

Huntsman International

	Three months			Six months
	ended			ended
	June 30,		Percent	June 30,		Percent
	2024	2023	change	2024	2023	change
Revenues	$1,574	$1,596	(1)%	$3,044	$3,202	(5)%
Cost of goods sold	1,331	1,342	(1)%	2,600	2,679	(3)%
Gross profit	243	254	(4)%	444	523	(15)%
Operating expenses, net	204	196	4%	411	409	—
Restructuring, impairment and plant closing costs	4	8	(50)%	15	1	NM
Loss (gain) on acquisition of assets, net	1	—	NM	(51)	—	NM
Prepaid asset write-off	—	—	—	71	—	NM
Operating income (loss)	34	50	(32)%	(2)	113	NM
Interest expense, net	(20)	(15)	33%	(39)	(33)	18%
Equity in income of investment in unconsolidated affiliates	18	28	(36)%	37	40	(8)%
Other income (expense), net	12	(2)	NM	14	(2)	NM
Income from continuing operations before income taxes	44	61	(28)%	10	118	(92)%
Income tax (expense) benefit	(13)	(28)	(54)%	7	(39)	NM
Income from continuing operations	31	33	(6)%	17	79	(78)%
Income (loss) from discontinued operations, net of tax(1)	7	(2)	NM	—	120	(100)%
Net income	38	31	23%	17	199	(91)%
Reconciliation of net income (loss) to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(12)	33%	(30)	(25)	20%
Interest expense, net from continuing operations	20	15	33%	39	33	18%
Income tax expense (benefit) from continuing operations	13	28	(54)%	(7)	39	NM
Income tax (benefit) expense from discontinued operations	(7)	1	NM	(8)	16	NM
Depreciation and amortization from continuing operations	75	70	7%	144	139	4%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	1	2		21	3
EBITDA from discontinued operations(1)	—	1		8	(136)
Fair value adjustments to Venator investment, net and other tax matter adjustments	(7)	4		(7)	5
Certain legal and other settlements and related expenses	1	1		2	2
Gain on sale of business/assets	—	(1)		—	(1)
Certain nonrecurring information technology project implementation costs	—	1		—	3
Amortization of pension and postretirement actuarial losses	8	7		16	15
Restructuring, impairment and plant closing and transition costs(2)	5	8		19	2
Adjusted EBITDA(3)	$131	$156	(16)%	$214	$294	(27)%

Net cash used in operating activities from continuing operations				$(7)	$(80)	(91)%
Net cash (used in) provided by investing activities from continuing operations				(89)	240	NM
Net cash used in financing activities				(94)	(262)	(64)%
Capital expenditures from continuing operations				(92)	(97)	(5)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	June 30, 2024			June 30, 2023
		Tax and			Tax and
	Gross	other(4)	Net	Gross	other(4)	Net
Reconciliation of net income to adjusted net income
Net income			$38			$31
Net income attributable to noncontrolling interests			(16)			(12)
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	$1	$1	2	$2	$(1)	1
(Income) loss from discontinued operations(1)(5)	—	(7)	(7)	1	1	2
Fair value adjustments to Venator investment, net and other tax matter adjustments	(7)	2	(5)	4	—	4
Certain legal and other settlements and related expenses	1	(1)	—	1	—	1
Gain on sale of business/assets	—	—	—	(1)	—	(1)
Certain nonrecurring information technology project implementation costs	—	—	—	1	(1)	—
Amortization of pension and postretirement actuarial losses	8	—	8	7	(1)	6
Restructuring, impairment and plant closing and transition costs(2)	5	(1)	4	8	(1)	7
Adjusted net income(3)			$24			$39

Weighted average shares-basic			172.1			179.2
Weighted average shares-diluted			172.8			180.3

Basic net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.09			$0.12
Income (loss) from discontinued operations			0.04			(0.01)
Net income			$0.13			$0.11

Diluted net income attributable to Huntsman Corporation per share:
Income from continuing operations			$0.09			$0.12
Income (loss) from discontinued operations			0.04			(0.01)
Net income			$0.13			$0.11

Other non-GAAP measures:
Diluted adjusted net income per share(3)			$0.14			$0.22

	Six months			Six months
	ended			ended
	June 30, 2024			June 30, 2023
		Tax and			Tax and
	Gross	other(4)	Net	Gross	other(4)	Net
Reconciliation of net income to adjusted net income
Net income			$15			$197
Net income attributable to noncontrolling interests			(30)			(25)
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	$21	$(17)	4	$3	$(1)	2
Loss (income) from discontinued operations(1)(5)	8	(8)	—	(136)	16	(120)
Fair value adjustments to Venator investment, net and other tax matter adjustments	(7)	2	(5)	5	—	5
Certain legal and other settlements and related expenses	2	(1)	1	2	—	2
Gain on sale of business/assets	—	—	—	(1)	—	(1)
Certain nonrecurring information technology project implementation costs	—	—	—	3	(1)	2
Amortization of pension and postretirement actuarial losses	16	(1)	15	15	(2)	13
Restructuring, impairment and plant closing and transition costs(2)	19	(6)	13	2	(1)	1
Adjusted net income(3)			$13			$76

Weighted average shares-basic			172.0			180.9
Weighted average shares-diluted			172.0			182.3

Basic net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.09)			$0.29
Income from discontinued operations			—			0.66
Net (loss) income			$(0.09)			$0.95

Diluted net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.09)			$0.28
Income from discontinued operations			—			0.66
Net (loss) income			$(0.09)			$0.94

Other non-GAAP measures:
Diluted adjusted net income per share(3)			$0.08			$0.42

Net cash used in operating activities from continuing operations			$(8)			$(82)
Capital expenditures from continuing operations			(92)			(97)
Free cash flow from continuing operations(3)			$(100)			$(179)

Effective tax rate			(88)%			34%
Impact of non-GAAP adjustments, net(6)			115%			(4)%
Adjusted effective tax rate			27%			30%

NM—Not meaningful

(1)	Includes the net (loss) gain on the sale of our Textile Effects Business.

(2)	Includes costs associated with transition activities related primarily to our Corporate program to optimize our global approach to leverage shared services capabilities.

(3)	See “—Non-GAAP Financial Measures.”

(4)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.

(5)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(6)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net income to adjusted net income noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments, net; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related expenses; (e) gain on sale of business/assets; (f) certain nonrecurring information technology project implementation costs; (g) amortization of pension and postretirement actuarial losses; and (h) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments, net; (b) loss (income) from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related expenses; (e) gain on sale of business/assets; (f) certain nonrecurring information technology project implementation costs; (g) amortization of pension and postretirement actuarial losses; and (h) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

For the three months ended June 30, 2024, income from continuing operations attributable to both Huntsman Corporation and Huntsman International was $15 million, a decrease of $6 million from income of $21 million in the 2023 period. The decreases noted above were the result of the following items:

●

Revenues for the three months ended June 30, 2024 decreased by $22 million, or 1%, as compared with the 2023 period. The decrease was primarily due to lower average selling prices in all our segments, partially offset by higher sales volumes in all our segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended June 30, 2024 decreased by $11 million, or 4%, as compared with the 2023 period. The decrease resulted from lower gross profits in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●	Equity in income of investment in unconsolidated affiliates for the three months ended June 30, 2024 decreased to $18 million from $28 million in the 2023 period, primarily related to a decrease in income at our joint venture in China.

●

Other income (expense), net was income of $12 million for the three months ended June 30, 2024 as compared with expense of $2 million in the 2023 period. The increase was primarily due to a decrease in losses related to the fair value adjustments to our investment in Venator as well as income recognized during the second quarter of 2024 for the resolution of certain matters related to the 2017 separation of our titanium dioxide and performance additives business.

●

Our income tax expense and the income tax expense of Huntsman International for the three months ended June 30, 2024 decreased to $13 million from $28 million in the 2023 period. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate along with the impact of valuation allowances in certain tax jurisdictions. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months		Percent
	ended		change
	June 30,		(unfavorable )
(Dollars in millions)	2024	2023	favorable
Revenues
Polyurethanes	$1,001	$1,012	(1)%
Performance Products	299	307	(3)%
Advanced Materials	279	284	(2)%
Total reportable segments’ revenues	1,579	1,603	(1)%
Intersegment eliminations	(5)	(7)	NM
Total	$1,574	$1,596	(1)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$80	$88	(9)%
Performance Products	46	55	(16)%
Advanced Materials	52	51	2%
Total reportable segments’ adjusted EBITDA	178	194	(8)%
Corporate and other	(47)	(38)	(24)%
Total	$131	$156	(16)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$80	$88	(9)%
Performance Products	46	55	(16)%
Advanced Materials	52	51	2%
Total reportable segments’ adjusted EBITDA	178	194	(8)%
Corporate and other	(47)	(38)	(24)%
Total	$131	$156	(16)%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended June 30, 2024 vs 2023
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(9)%	(1)%	9%
Performance Products	(11)%	—	8%
Advanced Materials	(10)%	(1)%	9%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended June 30, 2024 compared to the same period of 2023 was primarily due to lower MDI average selling prices, partially offset by higher sales volumes. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. Sales volumes increased due to improved demand and share gains in certain markets. The decrease in segment adjusted EBITDA was primarily due to lower MDI average selling prices and lower equity earnings from our minority-owned joint venture in China, partially offset by lower raw materials costs and higher sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended June 30, 2024 compared to the same period of 2023 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to competitive pressure, particularly in Europe and the Americas. Sales volumes increased primarily due to improvement in industrial activity as well as increased demand in coatings and adhesives and lubes markets. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices and higher fixed costs, partially offset by higher sales volumes and lower raw materials costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended June 30, 2024 compared to the same period of 2023 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to unfavorable sales mix. Sales volumes increased in our aerospace and infrastructure markets driven by market recovery. The increase in segment adjusted EBITDA was primarily due to favorable variable margins resulting from lower raw materials costs, partially offset by higher fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended June 30, 2024, adjusted EBITDA from Corporate and other for both Huntsman Corporation and Huntsman International was a loss of $47 million as compared to a loss of $38 million for the same period of 2023. The decrease in adjusted EBITDA from Corporate and other resulted primarily from an increase in corporate overhead costs and LIFO valuation losses, partially offset by a decrease in unallocated foreign currency exchange losses.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

For the six months ended June 30, 2024, loss from continuing operations attributable to Huntsman Corporation was $15 million, a decrease of $67 million from income of $52 million in the 2023 period. For the six months ended June 30, 2024, loss from continuing operations attributable to Huntsman International was $13 million, a decrease of $67 million from income of $54 million in the 2023 period. The decreases noted above were the result of the following items:

●

Revenues for the six months ended June 30, 2024 decreased by $158 million, or 5%, as compared with the 2023 period. The decrease was primarily due to lower average selling prices in all our segments, partially offset by higher sales volumes in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●

Gross profit for the six months ended June 30, 2024 decreased by $79 million, or 15%, as compared with the 2023 period. The decrease resulted from lower gross profits in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●

Restructuring, impairment and plant closing costs were $15 million for the six months ended June 30, 2024 as compared with $1 million in the 2023 period. For further information, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Gain on acquisition of assets, net was approximately $51 million for the six months ended June 30, 2024 related to a net bargain purchase gain related to the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

●	Prepaid asset write-off was approximately $71 million for the six months ended June 30, 2024. Concurrent with the acquisition of assets of SLIC, we wrote off certain prepaid assets related to operating agreements with SLIC and other joint venture partners. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

●	Other income (expense), net was income of $14 million for the six months ended June 30, 2024 as compared with expense of $2 million in the 2023 period. The increase was primarily due to a decrease in losses related to the fair value adjustments to our investment in Venator as well as income recognized during the second quarter of 2024 for the resolution of certain matters related to the 2017 separation of our titanium dioxide and performance additives business.

●

Our income tax benefit (expense) and the income tax benefit (expense) of Huntsman International for the six months ended June 30, 2024 was a benefit of $7 million as compared with expense of $(39) million in the 2023 period. The increase in income tax benefit was primarily due to the increase in loss from continuing operations before income taxes as well as a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements. Our income tax benefit (expense) is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate along with the impact of valuation allowances in certain tax jurisdictions. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Six months		Percent
	ended		change
	June 30,		(unfavorable )
(Dollars in millions)	2024	2023	favorable
Revenues
Polyurethanes	$1,927	$2,003	(4)%
Performance Products	590	641	(8)%
Advanced Materials	540	573	(6)%
Total reportable segments’ revenue	3,057	3,217	(5)%
Intersegment eliminations	(13)	(15)	NM
Total	$3,044	$3,202	(5)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$119	$154	(23)%
Performance Products	88	126	(30)%
Advanced Materials	95	99	(4)%
Total reportable segments’ adjusted EBITDA	302	379	(20)%
Corporate and other	(90)	(87)	(3)%
Total	$212	$292	(27)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$119	$154	(23)%
Performance Products	88	126	(30)%
Advanced Materials	95	99	(4)%
Total reportable segments’ adjusted EBITDA	302	379	(20)%
Corporate and other	(88)	(85)	(4)%
Total	$214	$294	(27)%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Six months ended June 30, 2024 vs June 30, 2023
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(13)%	—	9%
Performance Products	(14)%	—	6%
Advanced Materials	(10)%	—	4%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the six months ended June 30, 2024 compared to the same period of 2023 was primarily due to lower MDI average selling prices, partially offset by higher sales volumes. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. Sales volumes increased due to improved demand and share gains in certain markets. The decrease in segment adjusted EBITDA was primarily due to lower MDI average selling prices and lower equity earnings from our minority-owned joint venture in China, partially offset by lower raw materials costs and higher sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for the six months ended June 30, 2024 compared to the same period of 2023 was primarily due to lower average selling prices and unfavorable sales mix, partially offset by higher sales volumes. Average selling prices decreased primarily due to competitive pressure, particularly in Europe and the Americas. Sales volumes increased primarily due to improvement in industrial and construction activity as well as increased demand in coatings and adhesives and lubes markets. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices, partially offset by higher sales volumes and lower raw materials costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2024 compared to the same period of 2023 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to unfavorable sales mix. Sales volumes increased in our aerospace and infrastructure markets driven by market recovery. The decrease in segment adjusted EBITDA was primarily due to higher fixed costs, partially offset by favorable variable margins resulting from lower raw materials costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the six months ended June 30, 2024, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $90 million as compared to a loss of $87 million for the same period of 2023. For the six months ended June 30, 2024, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $88 million as compared to a loss of $85 million for the same period of 2023. The decrease in adjusted EBITDA from Corporate and other resulted primarily from an increase in LIFO valuation losses and unallocated foreign currency exchange losses, partially offset by a decrease in corporate overhead costs.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

Net cash used in operating activities from continuing operations for the six months ended June 30, 2024 and 2023 was $8 million and $82 million, respectively. The decrease in net cash used in operating activities from continuing operations during the six months ended June 30, 2024 as compared with the same period of 2023 was primarily attributable to a net cash inflow of $110 million related to changes in operating assets and liabilities, partially offset by decreased operating income as described in “—Results of Operations” above for the six months ended June 30, 2024 as compared with the same period of 2023.

Net cash (used in) provided by investing activities from continuing operations for the six months ended June 30, 2024 and 2023 was $(80) million and $444 million, respectively. During the six months ended June 30, 2024 and 2023, we paid $92 million and $97 million for capital expenditures, respectively. During the six months ended June 30, 2024, we received $12 million for the sale of businesses, net, related to the resolution of net working capital from the sale of our Textile Effects Business. During the six months ended June 30, 2023, we received $541 million for the sale of businesses, net, primarily related to net proceeds of $530 million from the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

Net cash used in financing activities for the six months ended June 30, 2024 and 2023 was $102 million and $464 million, respectively. During the six months ended June 30, 2024 and 2023, we had net borrowings from (repayments against) our 2022 Revolving Credit Facility and our A/R Programs of $252 million and $(164) million, respectively. During the six months ended June 30, 2024, HPS paid approximately $218 million against the note payable with SLIC for the acquisition of assets. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements. During the six months ended June 30, 2023, we paid $194 million for repurchases of our common stock.

Free cash flow from continuing operations for the six months ended June 30, 2024 and 2023 was a use of cash of $100 million and $179 million, respectively. The increase in free cash flow from continuing operations was primarily attributable to a decrease in cash used in operating activities from continuing operations and a decrease in cash used for capital expenditures during the six months ended June 30, 2024 as compared with the same period of 2023.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	June 30,	December 31,	Decrease	Percent
	2024	2023	(increase)	change
Cash and cash equivalents	$335	$540	$(205)	(38)%
Accounts and notes receivable, net	877	753	124	16%
Inventories	923	867	56	6%
Other current assets	119	154	(35)	(23)%
Total current assets	2,254	2,314	(60)	(3)%

Accounts payable	731	719	12	2%
Accrued liabilities	369	395	(26)	(7)%
Current portion of debt	576	12	564	NM
Current operating lease liabilities	53	46	7	15%
Total current liabilities	1,729	1,172	557	48%
Working capital	$525	$1,142	$(617)	(54)%

Our working capital decreased by $617 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $205 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023.”

●	Accounts and notes receivable, net increased by $124 million primarily due to higher revenues in the second quarter of 2024 compared to the fourth quarter of 2023.

●	Inventories increased by $56 million primarily due to seasonally higher inventory volumes.

●	Other current assets decreased by $35 million primarily due to decreases in certain prepaid expenses.

●	Accrued liabilities decreased by $26 million primarily due to decreases in accrued restructuring costs and income taxes payable.

●	Current portion of debt increased by $564 million primarily due to proceeds from net borrowings on our 2022 Revolving Credit Facility and the outstanding balance on our 4.25% senior notes due April 2025 (“2025 Senior Notes”) that are now classified as current debt.

Liquidity

We depend upon our cash, our 2022 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2024, we had $1,334 million of combined cash and unused borrowing capacity, consisting of $335 million in cash, $949 million in availability under our 2022 Revolving Credit Facility and $50 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

During 2024, we expect to spend between approximately $180 million to $200 million on capital expenditures. Our future expenditures include certain environmental, health and safety upgrades; expansions and upgrades of our existing manufacturing and other facilities; construction of new facilities; certain cost reduction projects, including those described below; and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.

●	During the remainder of 2024, we expect to make additional contributions to our pension and other postretirement benefit plans of approximately $15 million.

●	On January 31, 2024, we completed the planned separation and acquisition of assets of SLIC, our joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets has been determined based on an asset valuation, which was completed in the second quarter of 2024. The acquisition of the assets was funded in part with HPS issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, which has been repaid in full as of June 30, 2024 using available funds at HPS. Upon liquidation of the joint venture, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, will be distributed back to the joint venture partners. We currently anticipate that the liquidation will be completed in 2025.

●	On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma, and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which includes adjustments to the purchase price for working capital, plus the assumption of underfunded pension liabilities. During the first half of 2024, we paid cash taxes of approximately $8 million, and we expect to pay additional cash taxes of approximately $4 million in future periods related to the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

●	During 2020 and 2021, management implemented cost realignment and synergy plans and, in November 2022, committed to further plans to realign our cost structure with additional restructuring in Europe, including exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with these plans, we have achieved combined annualized cost savings and synergy benefits in excess of $280 million. Associated with these plans, we expect total cash costs of approximately $297 million (including approximately $59 million of capital expenditures) through 2025, of which we have spent approximately $266 million through the second quarter of 2024 (including approximately $41 million of capital expenditures). Of the remaining cash costs, the majority will be payments related to our restructuring in Europe, primarily for personnel who have exited as of the end of 2023 as well as capital expenditures related to our research and development footprint, which is included in our overall future capital expenditures projections.

●	As of June 30, 2024, we have approximately $547 million remaining under the authorization of our existing share repurchase program. Repurchases may be commenced or suspended from time to time without prior notice.

Long-Term Liquidity

●	On January 22, 2024, we entered into an amendment to our U.S. A/R Program that extended the scheduled maturity date of our U.S. A/R Program from July 2024 to January 2027. In addition, on January 31, 2024, we entered into an amendment to our EU A/R Program, effective as of February 15, 2024, that extended the scheduled maturity date of our EU A/R Program from July 2024 to July 2027. Aside from the extended maturity dates, these amendments to our A/R Programs secured substantially similar terms as those in the prior agreements.

●	On April 19, 2024, the Louisiana Fourth Circuit Court of Appeal affirmed the $93.1 million jury verdict and district court judgment in our favor in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to maintain properly its own Geismar facility and then repeatedly failed to supply our requirements for industrial gases needed to manufacture MDI under long-term supply contracts that expired in 2013. After adding mandatory pre-judgment and post-judgment interest to the award, we expect damages to exceed $135 million before deducting for taxes and legal contingency fees. The award remains subject to further potential review but, if affirmed, we would expect to receive net proceeds of approximately $50 million to $60 million. We have not yet recognized the award in our condensed consolidated statements of operations and the timing of the resolution of this matter is uncertain.

●	On February 16, 2024, our Board of Directors declared a $0.25 per share cash dividend on our common stock. This represents an approximate 5% increase from the previous dividend.

As of June 30, 2024, we had $576 million classified as current portion of debt, including $245 million outstanding under our 2022 Revolving Credit Facility, $320 million outstanding under our 2025 Senior Notes, debt at our variable interest entities of $9 million and certain other short-term facilities and scheduled amortization payments totaling $2 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of June 30, 2024, we had approximately $326 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2024.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
April 1 - April 30	—	$—	—	$547,000,000
May 1 - May 31	—	—	—	547,000,000
June 1 - June 30	186	23.26	—	547,000,000
Total	186	23.26	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)	On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2024, we did not repurchase any shares of our common stock under this program.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit number		Exhibit description	Form	Exhibit	Filing date
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2024	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)