Form 10-Q
period 2024-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2024-11-05
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On October 21, 2024, 172,992,221 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interest of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interest. All of Huntsman International LLC’s units of membership interest are held by Huntsman Corporation.

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

ENDED September 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents(1)	$330	$540
Accounts and notes receivable (net of allowance for doubtful accounts of $12 and $13, respectively), ($278 and $224 pledged as collateral, respectively)(1)	822	747
Accounts receivable from affiliates	7	6
Inventories(1)	1,004	867
Other current assets	130	154
Total current assets	2,293	2,314
Property, plant and equipment, net(1)	2,580	2,376
Investment in unconsolidated affiliates	361	438
Intangible assets, net	358	387
Goodwill	643	644
Deferred income taxes	108	112
Operating lease right-of-use assets	400	366
Other noncurrent assets(1)	591	611
Total assets	$7,334	$7,248

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$726	$660
Accounts payable to affiliates	19	59
Accrued liabilities(1)	414	395
Current portion of debt(1)	346	12
Current operating lease liabilities(1)	55	46
Total current liabilities	1,560	1,172
Long-term debt(1)	1,513	1,676
Deferred income taxes	249	243
Noncurrent operating lease liabilities(1)	364	334
Other noncurrent liabilities(1)	303	345
Total liabilities	3,989	3,770
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 262,747,715 and 262,190,459 shares issued and 172,140,587 and 171,583,331 shares outstanding, respectively	3	3
Additional paid-in capital	4,232	4,202
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(39)	(41)
Retained earnings	2,430	2,622
Accumulated other comprehensive loss	(1,224)	(1,245)
Total Huntsman Corporation stockholders’ equity	3,112	3,251
Noncontrolling interests in subsidiaries	233	227
Total equity	3,345	3,478
Total liabilities and equity	$7,334	$7,248

(1)

At September 30, 2024 and December 31, 2023, respectively, $23 and $2 of cash and cash equivalents, $19 and $16 of accounts and notes receivable (net), $63 and $48 of inventories, $153 and $150 of property, plant and equipment (net), $32 each of other noncurrent assets, $93 and $84 of accounts payable, $15 and $20 of accrued liabilities, $9 each of current portion of debt, $6 and $8 of current operating lease liabilities, $10 and $17 of long-term debt, $16 and $21 of noncurrent operating lease liabilities and $15 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Trade sales, services and fees, net	$1,500	$1,477	$4,474	$4,611
Related party sales	40	29	110	97
Total revenues	1,540	1,506	4,584	4,708
Cost of goods sold	1,306	1,275	3,906	3,954
Gross profit	234	231	678	754
Operating expenses:
Selling, general and administrative	153	165	505	520
Research and development	27	28	91	87
Restructuring, impairment and plant closing costs	5	6	20	7
Gain on acquisition of assets, net	—	—	(51)	—
Prepaid asset write-off	—	—	71	—
Other operating expense, net	7	5	4	2
Total operating expenses	192	204	640	616
Operating income	42	27	38	138
Interest expense, net	(21)	(15)	(60)	(48)
Equity in income of investment in unconsolidated affiliates	5	30	42	70
Other income (expense), net	8	—	22	(2)
Income from continuing operations before income taxes	34	42	42	158
Income tax expense	(39)	(27)	(32)	(66)
(Loss) income from continuing operations	(5)	15	10	92
(Loss) income from discontinued operations, net of tax	(12)	—	(12)	120
Net (loss) income	(17)	15	(2)	212
Net income attributable to noncontrolling interests	(16)	(15)	(46)	(40)
Net (loss) income attributable to Huntsman Corporation	$(33)	$—	$(48)	$172

Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.12)	$—	$(0.21)	$0.29
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.07)	—	(0.07)	0.67
Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.19)	$—	$(0.28)	$0.96
Weighted average shares	172.1	175.7	172.0	179.1

Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.12)	$—	$(0.21)	$0.29
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.07)	—	(0.07)	0.66
Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.19)	$—	$(0.28)	$0.95
Weighted average shares	172.1	177.0	172.0	180.5

Amounts attributable to Huntsman Corporation:
(Loss) income from continuing operations	$(21)	$—	$(36)	$52
(Loss) income from discontinued operations, net of tax	(12)	—	(12)	120
Net (loss) income	$(33)	$—	$(48)	$172

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(17)	$15	$(2)	$212
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	65	(46)	1	(39)
Pension and other postretirement benefits adjustments	6	6	20	86
Other, net	1	(9)	4	(9)
Other comprehensive income (loss), net of tax	72	(49)	25	38
Comprehensive income (loss)	55	(34)	23	250
Comprehensive income attributable to noncontrolling interests	(19)	(16)	(50)	(35)
Comprehensive income (loss) attributable to Huntsman Corporation	$36	$(50)	$(27)	$215

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2024	171,583,331	$3	$4,202	$(2,290)	$(41)	$2,622	$(1,245)	$227	$3,478
Net (loss) income	—	—	—	—	—	(37)	—	14	(23)
Other comprehensive (loss) income	—	—	—	—	—	—	(24)	1	(23)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	722,117	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	9	—	—	—	9
Repurchase and cancellation of stock awards	(225,895)	—	—	—	—	(5)	—	—	(5)
Stock options exercised	42,156	—	8	—	—	(8)	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2024	172,121,709	3	4,231	(2,290)	(51)	2,528	(1,269)	242	3,394
Net income	—	—	—	—	—	22	—	16	38
Other comprehensive loss	—	—	—	—	—	—	(24)	—	(24)
Issuance of nonvested stock awards	—	—	1	—	(1)	—	—	—	—
Vesting of stock awards	760	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	7	—	—	—	7
Repurchase and cancellation of stock awards	(5,690)	—	—	—	—	—	—	—	—
Stock options exercised	13,701	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(43)	—	—	(43)
Balance, June 30, 2024	172,130,480	3	4,232	(2,290)	(45)	2,507	(1,293)	222	3,336
Net (loss) income	—	—	—	—	—	(33)	—	16	(17)
Other comprehensive income	—	—	—	—	—	—	69	3	72
Vesting of stock awards	5,026	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	6	—	—	—	6
Repurchase and cancellation of stock awards	(1,224)	—	—	—	—	—	—	—	—
Stock options exercised	6,305	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, September 30, 2024	172,140,587	$3	$4,232	$(2,290)	$(39)	$2,430	$(1,224)	$233	$3,345

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2024	2023
Operating activities:
Net (loss) income	$(2)	$212
Less: Loss (income) from discontinued operations, net of tax	12	(120)
Income from continuing operations	10	92
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(42)	(70)
Cash received from return on investment in unconsolidated subsidiary	90	30
Depreciation and amortization	214	208
Noncash lease expense	57	51
Gain on acquisition of assets, net	(51)	—
Noncash prepaid asset write-off	71	—
Deferred income taxes	(4)	8
Noncash stock-based compensation	23	22
Other, net	19	27
Changes in operating assets and liabilities:
Accounts and notes receivable	(72)	17
Inventories	(137)	33
Other current assets	(2)	46
Other noncurrent assets	(25)	(34)
Accounts payable	21	(209)
Accrued liabilities	21	(60)
Other noncurrent liabilities	(67)	(76)
Net cash provided by operating activities from continuing operations	126	85
Net cash used in operating activities from discontinued operations	(16)	(40)
Net cash provided by operating activities	110	45

Investing activities:
Capital expenditures	(133)	(147)
Cash received from return of investment in unconsolidated subsidiary	30	—
Cash received from sale of businesses, net	16	544
Other	—	(2)
Net cash (used in) provided by investing activities from continuing operations	(87)	395
Net cash used in investing activities from discontinued operations	—	(4)
Net cash (used in) provided by investing activities	(87)	391

Financing activities:
Net repayments on revolving loan facilities	(169)	(115)
Proceeds from long-term debt	349	—
Repayments of long-term debt	(8)	(9)
Principal payments on note payable	(218)	—
Dividends paid to common stockholders	(130)	(129)
Distributions paid to noncontrolling interests	(44)	(24)
Repurchase and cancellation of awards	(5)	(9)
Repurchase of common stock	(1)	(296)
Proceeds from issuance of common stock	—	4
Other, net	(5)	(3)
Net cash used in financing activities	(231)	(581)
Effect of exchange rate changes on cash	(2)	(13)
Decrease in cash and cash equivalents	(210)	(158)
Cash and cash equivalents at beginning of period	540	654
Cash and cash equivalents at end of period	$330	$496

Supplemental cash flow information:
Cash paid for interest	$55	$43
Cash paid for income taxes	60	82

For September 30, 2024 and 2023, the amount of capital expenditures in accounts payable was $25 million and $23 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents(1)	$330	$540
Accounts and notes receivable (net of allowance for doubtful accounts of $12 and $13, respectively), ($278 and $224 pledged as collateral, respectively)(1)	822	747
Accounts receivable from affiliates	7	6
Inventories(1)	1,004	867
Other current assets	135	159
Total current assets	2,298	2,319
Property, plant and equipment, net(1)	2,580	2,376
Investment in unconsolidated affiliates	361	438
Intangible assets, net	358	387
Goodwill	643	644
Deferred income taxes	108	112
Operating lease right-of-use assets	400	366
Other noncurrent assets(1)	591	611
Total assets	$7,339	$7,253

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$726	$659
Accounts payable to affiliates	19	59
Accrued liabilities(1)	409	390
Current portion of debt(1)	346	12
Current operating lease liabilities(1)	55	46
Total current liabilities	1,555	1,166
Long-term debt(1)	1,513	1,676
Deferred income taxes	252	247
Noncurrent operating lease liabilities(1)	364	334
Other noncurrent liabilities(1)	298	339
Total liabilities	3,982	3,762
Commitments and contingencies (Notes 15 and 16)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,807	3,785
Retained earnings	526	709
Accumulated other comprehensive loss	(1,209)	(1,230)
Total Huntsman International LLC members’ equity	3,124	3,264
Noncontrolling interests in subsidiaries	233	227
Total equity	3,357	3,491
Total liabilities and equity	$7,339	$7,253

(1)	At September 30, 2024 and December 31, 2023, respectively, $23 and $2 of cash and cash equivalents, $19 and $16 of accounts and notes receivable (net), $63 and $48 of inventories, $153 and $150 of property, plant and equipment (net), $32 each of other noncurrent assets, $93 and $84 of accounts payable, $15 and $20 of accrued liabilities, $9 each of current portion of debt, $6 and $8 of current operating lease liabilities, $10 and $17 of long-term debt, $16 and $21 of noncurrent operating lease liabilities and $15 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Trade sales, services and fees, net	$1,500	$1,477	$4,474	$4,611
Related party sales	40	29	110	97
Total revenues	1,540	1,506	4,584	4,708
Cost of goods sold	1,306	1,275	3,906	3,954
Gross profit	234	231	678	754
Operating expenses:
Selling, general and administrative	152	164	502	517
Research and development	27	28	91	87
Restructuring, impairment and plant closing costs	5	6	20	7
Gain on acquisition of assets, net	—	—	(51)	—
Prepaid asset write-off	—	—	71	—
Other operating expense, net	7	5	4	2
Total operating expenses	191	203	637	613
Operating income	43	28	41	141
Interest expense, net	(21)	(15)	(60)	(48)
Equity in income of investment in unconsolidated affiliates	5	30	42	70
Other income (expense), net	8	—	22	(2)
Income from continuing operations before income taxes	35	43	45	161
Income tax expense	(39)	(27)	(32)	(66)
(Loss) income from continuing operations	(4)	16	13	95
(Loss) income from discontinued operations, net of tax	(12)	—	(12)	120
Net (loss) income	(16)	16	1	215
Net income attributable to noncontrolling interests	(16)	(15)	(46)	(40)
Net (loss) income attributable to Huntsman International LLC	$(32)	$1	$(45)	$175

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(16)	$16	$1	$215
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	65	(46)	1	(39)
Pension and other postretirement benefits adjustments	6	6	20	86
Other, net	1	(9)	4	(9)
Other comprehensive income (loss), net of tax	72	(49)	25	38
Comprehensive income (loss)	56	(33)	26	253
Comprehensive income attributable to noncontrolling interests	(19)	(16)	(50)	(35)
Comprehensive income (loss) attributable to Huntsman International LLC	$37	$(49)	$(24)	$218

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2024	2,728	$3,785	$709	$(1,230)	$227	$3,491
Net (loss) income	—	—	(35)	—	14	(21)
Other comprehensive (loss) income	—	—	—	(24)	1	(23)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	8	—	—	—	8
Distribution to parent	—	—	(9)	—	—	(9)
Balance, March 31, 2024	2,728	3,793	622	(1,254)	242	3,403
Net income	—	—	22	—	16	38
Other comprehensive loss	—	—	—	(24)	—	(24)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distributions to noncontrolling interests	—	—	—	—	(36)	(36)
Balance, June 30, 2024	2,728	3,800	601	(1,278)	222	3,345
Net (loss) income	—	—	(32)	—	16	(16)
Other comprehensive income	—	—	—	69	3	72
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distributions to noncontrolling interests	—	—	—	—	(8)	(8)
Balance, September 30, 2024	2,728	$3,807	$526	$(1,209)	$233	$3,357

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2023	2,728	$3,759	$1,130	$(1,253)	$216	$3,852
Net income	—	—	155	—	13	168
Other comprehensive income	—	—	—	126	2	128
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	10	—	—	—	10
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Distribution to parent	—	—	(109)	—	—	(109)
Balance, March 31, 2023	2,728	3,769	1,133	(1,127)	227	4,002
Net income	—	—	19	—	12	31
Other comprehensive loss	—	—	—	(33)	(8)	(41)
Dividends paid to parent	—	—	(45)	—	—	(45)
Contribution from parent	—	4	—	—	—	4
Distribution to parent	—	—	(95)	—	—	(95)
Balance, June 30, 2023	2,728	3,773	1,012	(1,160)	231	3,856
Net income	—	—	1	—	15	16
Other comprehensive (loss) income	—	—	—	(50)	1	(49)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distribution to parent	—	—	(97)	—	—	(97)
Distributions to noncontrolling interests	—	—	—	—	(20)	(20)
Acquisition of noncontrolling interests, net of tax	—	(1)	—	—	(2)	(3)
Balance, September 30, 2023	2,728	$3,779	$873	$(1,210)	$225	$3,667

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months
	ended
	September 30,
	2024	2023
Operating activities:
Net income	$1	$215
Less: Loss (income) from discontinued operations, net of tax	12	(120)
Income from continuing operations	13	95
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(42)	(70)
Cash received from return on investment in unconsolidated subsidiary	90	30
Depreciation and amortization	214	208
Noncash lease expense	57	51
Gain on acquisition of assets, net	(51)	—
Noncash prepaid asset write-off	71	—
Deferred income taxes	(4)	8
Noncash stock-based compensation	22	21
Other, net	18	25
Changes in operating assets and liabilities:
Accounts and notes receivable	(72)	17
Inventories	(137)	33
Other current assets	(2)	52
Other noncurrent assets	(25)	(34)
Accounts payable	21	(208)
Accrued liabilities	21	(65)
Other noncurrent liabilities	(67)	(76)
Net cash provided by operating activities from continuing operations	127	87
Net cash used in operating activities from discontinued operations	(16)	(40)
Net cash provided by operating activities	111	47

Investing activities:
Capital expenditures	(133)	(147)
Cash received from return of investment in unconsolidated subsidiary	30	—
Cash received from sale of businesses, net	16	544
Increase in receivable from affiliate	(9)	(301)
Other, net	—	(2)
Net cash (used in) provided by investing activities from continuing operations	(96)	94
Net cash used in investing activities from discontinued operations	—	(4)
Net cash (used in) provided by investing activities	(96)	90

Financing activities:
Net repayments on revolving loan facilities	(169)	(115)
Proceeds from long-term debt	349	—
Repayments of long-term debt	(8)	(9)
Principal payments on note payable	(218)	—
Dividends paid to parent	(129)	(131)
Distributions paid to noncontrolling interests	(44)	(24)
Other, net	(4)	(3)
Net cash used in financing activities	(223)	(282)
Effect of exchange rate changes on cash	(2)	(13)
Decrease in cash and cash equivalents	(210)	(158)
Cash and cash equivalents at beginning of period	540	654
Cash and cash equivalents at end of period	$330	$496

Supplemental cash flow information:
Cash paid for interest	$55	$43
Cash paid for income taxes	60	82

For September 30, 2024 and 2023, the amount of capital expenditures in accounts payable was $25 million and $23 million, respectively.

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

RECENT DeVElopments

Senior Notes Issuance

On September 26, 2024, Huntsman International completed a $350 million offering of its 5.70% senior notes due 2034 (“2034 Senior Notes”). Huntsman International used the net proceeds from the offering for general corporate purposes, including repayment of debt. For more information, see “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes.”

2. ACCOUNTING STANDARDS

RECENTLY ADOPTED ACCOUNTING STANDARDS

On January 1, 2024, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures; however, the required disclosures are effective for our 2024 annual reporting and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the adoption of this accounting standard on the related disclosures.

ACCOUNTING STANDARDS PENDING ADOPTION IN FUTURE PERIODS

The following relevant accounting standard becomes effective subsequent to fiscal year 2024, and we are currently evaluating the impact of the future adoption of this accounting standard on the related disclosures:

●

FASB ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for annual periods of fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025

3. BUSINESS COMBINATIONS AND ACQUISITIONS

SEPARATION AND ACQUISITION OF ASSETS OF SLIC JOINT VENTURE

On January 31, 2024, we completed the planned separation and acquisition of assets of Shanghai Lianheng Isocyanate Company Ltd. (“SLIC”), our joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets has been determined based on an asset valuation, which was completed in the second quarter of 2024. The acquisition of the assets was funded in part with Huntsman Polyurethanes Shanghai Ltd., our 70%-owned consolidated joint venture in China (“HPS”), issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, which was repaid in full in the second quarter of 2024 using available funds at HPS. During the third quarter of 2024, we received approximately $64 million of cash from SLIC, of which $34 million was a dividend and $30 million was an interim liquidating distribution. Upon the full liquidation of the joint venture, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, will be distributed back to the joint venture partners. We currently anticipate that full liquidation will be completed in 2025.

The acquisition has been integrated into our Polyurethanes segment. Transaction costs related to this acquisition were not material for the nine months ended September 30, 2024.

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

4. DISCONTINUED OPERATIONS

SaLE of tEXTILE eFFECTS bUSINESS

On February 28, 2023, we completed the sale of our textile chemicals and dyes business (“Textile Effects Business”) to Archroma, a portfolio company of SK Capital Partners (“Archroma”), and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which includes adjustments to the purchase price for working capital, plus the assumption of underfunded pension liabilities. Additionally, during the nine months ended September 30, 2024, we recorded total net charges of approximately $20 million, primarily related to contingencies, for which we remain liable, and certain post-closing indemnification obligations of approximately $10 million and the release of foreign currency translation adjustments of approximately $9 million related to the liquidation of legal entities of the Textile Effects Business. During the nine months ended September 30, 2024, we paid cash taxes of approximately $10 million, and we expect to pay additional cash taxes of approximately $3 million in future periods related to the sale of our Textile Effects Business.

The following table reconciles major line items constituting pretax (loss) income of discontinued operations to after-tax (loss) income of discontinued operations, primarily related to our Textile Effects Business, as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Major line items constituting pretax (loss) income of discontinued operations:
Trade sales, services and fees, net	$—	$—	$—	$88
Cost of goods sold	—	—	—	(69)
(Loss) gain on sale of our Textile Effects Business, net	(12)	1	(20)	154
Other expense items, net	—	(3)	—	(39)
(Loss) income from discontinued operations before income taxes	(12)	(2)	(20)	134
Income tax benefit (expense)	—	2	8	(14)
Net (loss) income attributable to discontinued operations	$(12)	$—	$(12)	$120

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using average cost, last-in first-out (“LIFO”) and first-in first-out methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2024	2023
Raw materials and supplies	$207	$191
Work in progress	37	39
Finished goods	800	673
Total	1,044	903
LIFO reserves	(40)	(36)
Net inventories	$1,004	$867

For  September 30, 2024 and December 31, 2023, approximately 9% and 8% of inventories were recorded using the LIFO cost method, respectively.

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

During the nine months ended September 30, 2024, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  September 30, 2024, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  September 30, 2024 and our consolidated balance sheet as of  December 31, 2023 (dollars in millions):

	September 30,	December 31,
	2024	2023
Current assets	$115	$67
Property, plant and equipment, net	153	150
Operating lease right-of-use assets	22	29
Other noncurrent assets	122	125
Deferred income taxes	13	13
Total assets	$425	$384

Current liabilities	$123	$121
Long-term debt	10	17
Noncurrent operating lease liabilities	16	21
Other noncurrent liabilities	15	15
Deferred income taxes	1	1
Total liabilities	$165	$175

Certain operating activities for our variable interest entities for the three and nine months ended September 30, 2024 and 2023 are as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Income from continuing operations before income taxes	$19	$18	$54	$48
Net cash provided by operating activities	27	12	68	60

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  September 30, 2024 and December 31, 2023, accrued restructuring, impairment and plant closing costs by type of cost consisted of the following (dollars in millions):

	Workforce reductions	Other restructuring costs	Total
Accrued liabilities as of January 1, 2024	$27	$—	$27
Charges	8	3	11
Payments	(23)	(3)	(26)
Accrued liabilities as of September 30, 2024	$12	$—	$12

As of  September 30, 2024 and December 31, 2023, accrued restructuring, impairment and plant closing costs by segment consisted of the following (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2024	$8	$7	$4	$8	$27
Charges	5	—	6	—	11
Payments	(10)	(5)	(6)	(5)	(26)
Accrued liabilities as of September 30, 2024	$3	$2	$4	$3	$12

Current portion of restructuring reserves	$3	$2	$1	$3	$9
Long-term portion of restructuring reserves	—	—	3	—	3

Details with respect to cash and noncash restructuring charges from continuing operations for the three and nine months ended September 30, 2024 and 2023 are provided below (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash charges	$3	$—	$11	$—
Noncash charges:
Accelerated depreciation	1	5	7	6
Other noncash charges	1	1	2	1
Total restructuring, impairment and plant closing costs	$5	$6	$20	$7

Restructuring Activities

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. In connection with this restructuring program, we recorded net restructuring expense of approximately $12 million in the nine months ended September 30, 2024, primarily related to workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $8 million through 2026, primarily related to accelerated depreciation.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program is associated with all of our segments and includes exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we recorded net restructuring expense of approximately $4 million in the nine months ended September 30, 2024, primarily related to site closures. During the nine months ended  September 30, 2023, we recorded a net restructuring expense of approximately $2 million, primarily related to workforce reductions and accelerated depreciation, partially offset by adjustments to restructuring reserves that were no longer required for certain workforce reductions. We expect to record further restructuring expenses of approximately $1 million through the first half of 2025.

Beginning in the first quarter of 2021, our Corporate function implemented a restructuring program to optimize our global approach to leveraging shared services capabilities. During the second quarter of 2022, this program was further expanded to include additional geographies. During the nine months ended  September 30, 2023, we evaluated the then current developments of this program and related anticipated cash costs, and we recorded a net restructuring credit of approximately $6 million, primarily to adjust restructuring reserves that were no longer required for certain workforce reductions. We do not expect to record any further significant restructuring expenses.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with our 2020 acquisition of CVC Thermoset Specialties, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded net restructuring expense of approximately $4 million in the nine months ended  September 30, 2023, primarily related to a site closure and accelerated depreciation.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. During the second quarter of 2022, this optimization program was further expanded to include the entire Polyurethanes business. In connection with this restructuring program, we recorded net restructuring expense of approximately $5 million in the nine months ended  September 30, 2023, primarily related to workforce reductions.

8. DEBT

Our outstanding debt, net of debt issuance costs, consisted of the following (dollars in millions):

	September 30,	December 31,
	2024	2023
Senior credit facilities:
Revolving facility	$—	$—
Senior notes	1,820	1,471
Amounts outstanding under A/R programs	—	169
Variable interest entities	19	26
Other	20	22
Total debt	$1,859	$1,688
Current portion of debt	$346	$12
Long-term portion of debt	1,513	1,676
Total debt	$1,859	$1,688

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

The following table presents certain amounts under our 2022 Revolving Credit Facility as of  September 30, 2024 (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance	Carrying
Facility	amount	outstanding		costs	value	Interest rate(2)	Maturity
2022 Revolving Credit Facility	$1,200	$—	(1)	$—	$—	Term Secured Overnight Financing Rate (“SOFR”) plus 1.475%	May 2027

(1)	On September 30, 2024, we had an additional $6 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.

(2)

Interest rates on borrowings under the 2022 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate for U.S. dollar borrowings as of September 30, 2024 was 1.475% above Term SOFR.

Senior Notes

On September 26, 2024, Huntsman International completed a $350 million offering of its 2034 Senior Notes. Huntsman International used the net proceeds from the offering for general corporate purposes, including repayment of debt. The 2034 Senior Notes bear interest at 5.70% per year, payable semi-annually on April 15 and October 15 of each year, and will mature on October 15, 2034. Huntsman International may redeem the 2034 Senior Notes in whole or in part at any time prior to July 15, 2034 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. Huntsman International may redeem the 2034 Senior Notes in whole or in part at any time on or after July 15, 2034 at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest.

As of September 30, 2024, our senior notes consisted of the following (monetary amounts in millions):

				Unamortized
				premiums,
				discounts
				and debt
Notes	Maturity	Interest rate	Amount outstanding	issuance costs
2025 Senior notes	April 2025	4.25%	€300 (€300 carrying value ($334))	$—
2029 Senior notes	February 2029	4.50%	$750 ($743 carrying value)	7
2031 Senior notes	June 2031	2.95%	$400 ($398 carrying value)	2
2034 Senior notes	October 2034	5.70%	$350 ($345 carrying value)	5

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

Information regarding our A/R Programs as of September 30, 2024 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	January 2027	$150	$—	(3)	Applicable rate plus 0.95%
EU A/R Program	July 2027	€100	€—		Applicable rate plus 1.45%
		(or approximately $112)

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

(3)	As of September 30, 2024, we had approximately $6 million (U.S. dollar equivalent) of letters of credit issued and outstanding under our U.S. A/R Program.

As of September 30, 2024 and December 31, 2023, $278 million and $224 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Variable Interest Entity Debt

 As of  September 30, 2024, AAC, our consolidated 50%-owned joint venture, had $19 million outstanding under its loan commitments and debt financing arrangements. As of September 30, 2024, we have $9 million classified as current debt and $10 million as long-term debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Note Payable

During the second quarter of 2024, HPS repaid the remainder of its outstanding note payable to SLIC denominated in Chinese renminbi, the equivalent of $190 million, related to the separation and acquisition of assets of SLIC. For more information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture.”

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  September 30, 2024 and December 31, 2023, the amount of debt issuance costs directly reducing the debt liability was $9 million and $7 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2024 and 2023, we had approximately $81 million and $333 million, respectively, of notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts related to continuing operations.

From time to time, we may purchase interest rate swaps and/or other derivative instruments to reduce the impact of changes in interest rates on our floating-rate exposures. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2024, we have designated approximately €20 million (approximately $22 million) of euro-denominated debt as a hedge of our net investment. For the nine months ended September 30, 2024 and 2023, the amounts recognized on the hedge of our net investment were gains of approximately $2 million and nil, respectively, and were recorded in other comprehensive (loss) income in our condensed consolidated statements of comprehensive (loss) income.

During the third quarter of 2024, we entered into three-year, cross-currency interest rate contracts to swap an aggregate notional amount $350 million for an approximate aggregate notional €315 million. These cross-currency swaps are designated as net investment hedges and designed to hedge the foreign currency exposure of our net investment in certain European operations. Changes in fair value are recorded in accumulated other comprehensive income to offset the foreign currency translation adjustments related to these investments. As of September 30, 2024, the fair value of these swaps was immaterial.

10. FAIR VALUE

The fair values of financial instruments were as follows (dollars in millions):

	September 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$11	$11	$15	$15
Long-term debt (including current portion)	(1,859)	(1,805)	(1,688)	(1,613)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of  September 30, 2024 and December 31, 2023. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2024, and current estimates of fair value may differ significantly from the amounts presented herein.

During the nine months ended September 30, 2024, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended September 30, 2024 and 2023 (dollars in millions):

		Performance	Advanced	Corporate and
2024	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$391	$126	$76	$—	$593
Europe	248	59	94	(3)	398
Asia Pacific	276	72	72	(1)	419
Rest of world	88	23	19	—	130
	$1,003	$280	$261	$(4)	$1,540

Major product groupings
Diversified	$1,003	$280			$1,283
Specialty			$250		250
Other			11		11
Eliminations				$(4)	(4)
	$1,003	$280	$261	$(4)	$1,540

		Performance	Advanced	Corporate and
2023	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$364	$132	$82	$(4)	$574
Europe	255	57	96	(2)	406
Asia Pacific	276	65	68	—	409
Rest of world	72	23	22	—	117
	$967	$277	$268	$(6)	$1,506

Major product groupings
Diversified	$967	$277			$1,244
Specialty			$256		256
Other			12		12
Eliminations				$(6)	(6)
	$967	$277	$268	$(6)	$1,506

(1)	Geographic information for revenues is based upon countries into which product is sold.

The following tables disaggregate our revenue from continuing operations by major source for the nine months ended September 30, 2024 and 2023 (dollars in millions):

		Performance	Advanced	Corporate and
2024	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$1,155	$399	$228	$(4)	$1,778
Europe	737	180	306	(11)	1,212
Asia Pacific	796	220	208	(2)	1,222
Rest of world	242	71	59	—	372
	$2,930	$870	$801	$(17)	$4,584

Major product groupings
Diversified	$2,930	$870			3,800
Specialty			$764		764
Other			37		37
Eliminations				$(17)	(17)
	$2,930	$870	$801	$(17)	$4,584

		Performance	Advanced	Corporate and
2023	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$1,138	$429	$254	$(9)	$1,812
Europe	805	199	322	(11)	1,315
Asia Pacific	794	218	199	(1)	1,210
Rest of world	233	72	66	—	371
	$2,970	$918	$841	$(21)	$4,708

Major product groupings
Diversified	$2,970	$918			3,888
Specialty			$791		791
Other			50		50
Eliminations				$(21)	(21)
	$2,970	$918	$841	$(21)	$4,708

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost from continuing operations for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in millions):

			Other postretirement
	Defined benefit plans		benefit plans
	Three months		Three months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$7	$6	$—	$1
Interest cost	23	24	1	—
Expected return on assets	(32)	(32)	—	—
Amortization of prior service benefit	(2)	(2)	(1)	(2)
Amortization of actuarial loss	9	9	—	—
Net periodic benefit cost	$5	$5	$—	$(1)

			Other postretirement
	Defined benefit plans		benefit plans
	Nine months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$20	$19	$—	$1
Interest cost	67	70	2	2
Expected return on assets	(96)	(95)	—	—
Amortization of prior service benefit	(4)	(4)	(2)	(4)
Amortization of actuarial loss	25	25	—	—
Special termination benefits	2	—	—	—
Net periodic benefit cost	$14	$15	$—	$(1)

During the nine months ended September 30, 2024 and 2023, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $26 million and $41 million, respectively. During the remainder of 2024, we expect to contribute an additional amount of approximately $8 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock under this program. As of  September 30, 2024, we have approximately $547 million remaining under the authorization of our existing share repurchase program.

Dividends on Common Stock

During the three months ended September 30, 2024 and 2023, we declared dividends of $44 million and $42 million, respectively, or $0.25 and $0.2375 per share, respectively, to common stockholders. During the three months ended June 30, 2024 and 2023, we declared dividends of $43 million and $42 million, respectively, or $0.25 and $0.2375 per share, respectively, to common stockholders. During the three months ended March 31, 2024 and 2023, we declared dividends of $43 million and $44 million, respectively, or $0.25 and 0.2375 per share, respectively, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2024	$(614)	$(656)	$(3)	$(1,273)	$28	$(1,245)
Other comprehensive income before reclassifications, gross	(9)	2	4	(3)	(4)	(7)
Tax impact	1	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(3)	9	19	—	28	—	28
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income	1	20	4	25	(4)	21
Ending balance, September 30, 2024	$(613)	$(636)	$1	$(1,248)	$24	$(1,224)

(1)	Amounts are net of tax of $55 million and $56 million as of September 30, 2024 and January 1, 2024, respectively.

(2)	Amounts are net of tax of $66 million and $67 million as of September 30, 2024 and January 1, 2024, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2023	$(648)	$(652)	$7	$(1,293)	$25	$(1,268)
Other comprehensive loss before reclassifications, gross	(65)	(24)	(9)	(98)	5	(93)
Tax impact	(1)	2	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(3)	28	83	—	111	—	111
Tax impact	(1)	25	—	24	—	24
Net current-period other comprehensive (loss) income	(39)	86	(9)	38	5	43
Ending balance, September 30, 2023	$(687)	$(566)	$(2)	$(1,255)	$30	$(1,225)

(1)	Amounts are net of tax of $57 million and $55 million as of September 30, 2023 and January 1, 2023, respectively.

(2)	Amounts are net of tax of $58 million and $31 million as of September 30, 2023 and January 1, 2023, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended September 30,
	2024	2023
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(5)	(3)(4)	Other income (expense), net
Actuarial loss	9	17	(3)(4)	Other income (expense), net
	6	12		Total before tax
	—	—		Income tax expense
Total reclassifications for the period	$6	$12		Net of tax

	Nine Months Ended September 30,
	2024	2023
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(6)	$(8)	(3)(4)	Other income (expense), net
Actuarial loss	25	25	(3)(4)	Other income (expense), net
Curtailment gains	—	(1)	(5)	Other income (expense), net
Settlement losses	—	67	(5)	Other income (expense), net
	19	83		Total before tax
	(1)	25		Income tax expense
Total reclassifications for the period	$18	$108		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(4)

Amounts include approximately nil of actuarial losses and prior service credits related to discontinued operations for both of the three months ended September 30, 2024 and 2023. Amounts include approximately nil and $1 million for the nine months ended September 30, 2024 and 2023, respectively.

(5)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the nine months ended September 30, 2023.

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2024	$(619)	$(632)	$(7)	$(1,258)	$28	$(1,230)
Other comprehensive income before reclassifications, gross	(9)	2	4	(3)	(4)	(7)
Tax impact	1	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(3)	9	19	—	28	—	28
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income	1	20	4	25	(4)	21
Ending balance, September 30, 2024	$(618)	$(612)	$(3)	$(1,233)	$24	$(1,209)

(1)	Amounts are net of tax of $42 million and $43 million as of September 30, 2024 and January 1, 2024, respectively.

(2)	Amounts are net of tax of $90 million and $91 million as of September 30, 2024 and January 1, 2024, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2023	$(653)	$(628)	$3	$(1,278)	$25	$(1,253)
Other comprehensive loss before reclassifications, gross	(65)	(24)	(9)	(98)	5	(93)
Tax impact	(1)	2	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(3)	28	83	—	111	—	111
Tax impact	(1)	25	—	24	—	24
Net current-period other comprehensive (loss) income	(39)	86	(9)	38	5	43
Ending balance, September 30, 2023	$(692)	$(542)	$(6)	$(1,240)	$30	$(1,210)

(1)	Amounts are net of tax of $44 million and $42 million for September 30, 2023 and January 1, 2023, respectively.

(2)	Amounts are net of tax of $82 million and $55 million as of September 30, 2023 and January 1, 2023, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended September 30,
	2024	2023
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(3)	$(5)	(3)(4)	Other income (expense), net
Actuarial loss	9	17	(3)(4)	Other income (expense), net
	6	12		Total before tax
	—	—		Income tax expense
Total reclassifications for the period	$6	$12		Net of tax

	Nine Months Ended September 30,
	2024	2023
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(6)	$(8)	(3)(4)	Other income (expense), net
Actuarial loss	25	25	(3)(4)	Other income (expense), net
Curtailment gains	—	(1)	(5)	Other income (expense), net
Settlement losses	—	67	(5)	Other income (expense), net
	19	83		Total before tax
	(1)	25		Income tax expense
Total reclassifications for the period	$18	$108		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

(4)	Amounts include approximately nil of actuarial losses and prior service credits related to discontinued operations for both of the three months ended September 30, 2024 and 2023. Amounts include approximately nil and $1 million for the nine months ended September 30, 2024 and 2023, respectively.

(5)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the nine months September 30, 2023.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

On April 19, 2024, the Louisiana Fourth Circuit Court of Appeal affirmed the $93.1 million jury verdict and district court judgment in our favor in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to maintain properly its own Geismar facility and then repeatedly failed to supply our requirements for industrial gases needed to manufacture MDI under long-term supply contracts that expired in 2013. After adding mandatory pre-judgment and post-judgment interest to the award, we expect damages to exceed $135 million before deducting for taxes and legal contingency fees. The award is presently subject to review by the Louisiana Supreme Court but, if affirmed, we would expect to receive net proceeds of approximately $50 million to $60 million. We have not yet recognized the award in our condensed consolidated statements of operations and the timing of the resolution of this matter is uncertain.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2024 and 2023, our capital expenditures from continuing operations for EHS matters totaled $18 million and $20 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $16 million and $5 million for environmental liabilities as of  September 30, 2024 and December 31, 2023, respectively. Of these amounts, $7 million and $2 million were classified as accrued liabilities as of  September 30, 2024 and December 31, 2023, respectively, and $9 million and $3 million were classified as other noncurrent liabilities as of  September 30, 2024 and December 31, 2023, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

As of September 30, 2024, we had approximately 5 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period or in total at the end of a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Huntsman Corporation compensation cost	$7	$7	$23	$22
Huntsman International compensation cost	7	7	22	21

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was $1 million and $2 million for the nine months ended September 30, 2024 and 2023, respectively.

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

During each of the nine months ended September 30, 2024 and 2023, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of September 30, 2024 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2024	2,890	$22.06
Exercised	(409)	20.59
Forfeited	(32)	32.05
Outstanding and exercisable at September 30, 2024	2,449	22.18	3.4	$8

As of  September 30, 2024, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was approximately $1 million and $3 million, respectively. Cash received from stock options exercised during the nine months ended September 30, 2024 and 2023 was approximately nil and $4 million, respectively. The cash tax benefit from stock options exercised during both of the nine months ended September 30, 2024 and 2023 was approximately nil.

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

For our performance share unit awards, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2024 and 2023, the weighted-average expected volatility rate was 31.8% and 37.6%, respectively, and the weighted average risk-free interest rate was 4.39% and 4.38%, respectively. For the performance share unit awards granted during the nine months ended September 30, 2024 and 2023, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

A summary of the status of our nonvested shares as of September 30, 2024 and changes during the nine months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2024	1,923		$38.71	181	$32.75
Granted	1,264		26.57	143	23.93
Vested	(641)	(1)	32.97	(87)	32.49
Forfeited	(258)	(2)	42.50	(9)	31.40
Nonvested at September 30, 2024	2,288		33.19	228	27.39

(1)

As of September 30, 2024, a total of 136,370 restricted stock units were vested but not yet issued, of which 20,685 vested during the nine months ended September 30, 2024. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 191,959 performance share unit awards with a grant date fair value of $45.04 that were included in the December 31, 2023 nonvested balance did not meet the minimum performance criteria of these awards and were effectively forfeited during the first quarter of 2024.

As of September 30, 2024, there was approximately $42 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The value of share awards that vested during the nine months ended September 30, 2024 and 2023 was approximately $24 million and $28 million, respectively.

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

Huntsman Corporation

We recorded income tax expense from continuing operations of $32 million and $66 million for the nine months ended September 30, 2024 and 2023, respectively. During the first quarter of 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

Huntsman International

Huntsman International recorded income tax expense from continuing operations of $32 million and $66 million for the nine months ended September 30, 2024 and 2023, respectively. During the first quarter of 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions.

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

Basic and diluted (loss) income per share is determined using the following information (in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(21)	$—	$(36)	$52
Net (loss) income attributable to Huntsman Corporation	$(33)	$—	$(48)	$172

Denominator:
Weighted average shares outstanding	172.1	175.7	172.0	179.1
Dilutive shares:
Stock-based awards	—	1.3	—	1.4
Total weighted average shares outstanding, including dilutive shares	172.1	177.0	172.0	180.5

Additional stock-based awards of approximately 2.9 million and 1.4 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2024 and 2023, respectively, and approximately 2.7 million and 1.8 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2024 and 2023, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive. There were 0.6 million and 0.7 million weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock outstanding during the three and nine months ended September 30, 2024 noted above, respectively, as a result of the reported loss from continuing operations attributable to Huntsman Corporation for the nine months ended  September 30, 2024.

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

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Polyurethanes	$1,003	$967	$2,930	$2,970
Performance Products	280	277	870	918
Advanced Materials	261	268	801	841
Total reportable segments’ revenues	1,544	1,512	4,601	4,729
Intersegment eliminations	(4)	(6)	(17)	(21)
Total	$1,540	$1,506	$4,584	$4,708

Huntsman Corporation:
Segment adjusted EBITDA(1):
Polyurethanes	$76	$81	$195	$235
Performance Products	42	47	130	173
Advanced Materials	47	49	142	148
Total reportable segments’ adjusted EBITDA	165	177	467	556

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(21)	(15)	(60)	(48)
Depreciation and amortization—continuing operations	(70)	(69)	(214)	(208)
Corporate and other costs, net(2)	(34)	(41)	(124)	(128)
Net income attributable to noncontrolling interests	16	15	46	40
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	—	—	(21)	(3)
Fair value adjustments to Venator investment, net and other tax matter adjustments	5	—	12	(5)
Certain legal and other settlements and related expenses(3)	(11)	(2)	(13)	(4)
(Loss) gain on sale of business/assets	(1)	—	(1)	1
Certain nonrecurring information technology project implementation costs	—	(2)	—	(5)
Amortization of pension and postretirement actuarial losses	(9)	(10)	(25)	(25)
Restructuring, impairment and plant closing and transition costs(4)	(6)	(11)	(25)	(13)
Income from continuing operations before income taxes	34	42	42	158

Income tax expense—continuing operations	(39)	(27)	(32)	(66)
(Loss) income from discontinued operations, net of tax	(12)	—	(12)	120
Net (loss) income	$(17)	$15	$(2)	$212

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2024	2023	2024	2023
Huntsman International:
Segment adjusted EBITDA(1):
Polyurethanes	$76	$81	$195	$235
Performance Products	42	47	130	173
Advanced Materials	47	49	142	148
Total reportable segments’ adjusted EBITDA	165	177	467	556

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations	(21)	(15)	(60)	(48)
Depreciation and amortization—continuing operations	(70)	(69)	(214)	(208)
Corporate and other costs, net(2)	(33)	(40)	(121)	(125)
Net income attributable to noncontrolling interests	16	15	46	40
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	—	—	(21)	(3)
Fair value adjustments to Venator investment, net and other tax matter adjustments	5	—	12	(5)
Certain legal and other settlements and related expenses(3)	(11)	(2)	(13)	(4)
(Loss) gain on sale of business/assets	(1)	—	(1)	1
Certain nonrecurring information technology project implementation costs	—	(2)	—	(5)
Amortization of pension and postretirement actuarial losses	(9)	(10)	(25)	(25)
Restructuring, impairment and plant closing and transition costs(4)	(6)	(11)	(25)	(13)
Income from continuing operations before income taxes	35	43	45	161

Income tax expense—continuing operations	(39)	(27)	(32)	(66)
(Loss) income from discontinued operations, net of tax	(12)	—	(12)	120
Net (loss) income	$(16)	$16	$1	$215

(1)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what the chief operating decision maker uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments, net; (b) fair value adjustments to Venator investment, net and other tax matter adjustments; (c) certain legal and other settlements and related expenses; (d) (loss) gain on sale of business/assets; (e) certain nonrecurring information technology project implementation costs; (f) amortization of pension and postretirement actuarial losses; (g) restructuring, impairment and plant closing and transition costs; and (h) (loss) income from discontinued operations, net of tax.

(2)	Corporate and other costs, net includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(3)	Certain legal and other settlements and related expenses for the three and nine months ended September 30, 2024 includes approximately $10 million related to the settlement of a claim in connection with a commercial dispute.

(4)

Includes costs associated with transition activities related primarily to our Corporate program to optimize our global approach to managed services in various information technology functions and our program to realign our cost structure in Europe.

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

Huntsman Corporation

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2024	2023	change	2024	2023	change
Revenues	$1,540	$1,506	2%	$4,584	$4,708	(3)%
Cost of goods sold	1,306	1,275	2%	3,906	3,954	(1)%
Gross profit	234	231	1%	678	754	(10)%
Operating expenses, net	187	198	(6)%	600	609	(1)%
Restructuring, impairment and plant closing costs	5	6	(17)%	20	7	186%
Gain on acquisition of assets, net	—	—	—	(51)	—	NM
Prepaid asset write-off	—	—	—	71	—	NM
Operating income	42	27	56%	38	138	(72)%
Interest expense, net	(21)	(15)	40%	(60)	(48)	25%
Equity in income of investment in unconsolidated affiliates	5	30	(83)%	42	70	(40)%
Other income (expense), net	8	—	NM	22	(2)	NM
Income from continuing operations before income taxes	34	42	(19)%	42	158	(73)%
Income tax expense	(39)	(27)	44%	(32)	(66)	(52)%
(Loss) income from continuing operations	(5)	15	NM	10	92	(89)%
(Loss) income from discontinued operations, net of tax(1)	(12)	—	NM	(12)	120	NM
Net (loss) income	(17)	15	NM	(2)	212	NM
Reconciliation of net (loss) income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(15)	7%	(46)	(40)	15%
Interest expense, net from continuing operations	21	15	40%	60	48	25%
Income tax expense from continuing operations	39	27	44%	32	66	(52)%
Income tax (benefit) expense from discontinued operations	—	(2)	(100)%	(8)	14	NM
Depreciation and amortization from continuing operations	70	69	1%	214	208	3%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	—	—		21	3
EBITDA from discontinued operations(1)	12	2		20	(134)
Fair value adjustments to Venator investment, net and other tax matter adjustments	(5)	—		(12)	5
Certain legal and other settlements and related expenses(2)	11	2		13	4
(Loss) gain on sale of business/assets	1	—		1	(1)
Certain nonrecurring information technology project implementation costs	—	2		—	5
Amortization of pension and postretirement actuarial losses	9	10		25	25
Restructuring, impairment and plant closing and transition costs(3)	6	11		25	13
Adjusted EBITDA(4)	$131	$136	(4)%	$343	$428	(20)%

Net cash provided by operating activities from continuing operations				$126	$85	48%
Net cash (used in) provided by investing activities from continuing operations				(87)	395	NM
Net cash used in financing activities				(231)	(581)	(60)%
Capital expenditures from continuing operations				(133)	(147)	(10)%

Huntsman International

	Three months			Nine months
	ended			ended
	September 30,		Percent	September 30,		Percent
	2024	2023	change	2024	2023	change
Revenues	$1,540	$1,506	2%	$4,584	$4,708	(3)%
Cost of goods sold	1,306	1,275	2%	3,906	3,954	(1)%
Gross profit	234	231	1%	678	754	(10)%
Operating expenses, net	186	197	(6)%	597	606	(1)%
Restructuring, impairment and plant closing costs	5	6	(17)%	20	7	186%
Gain on acquisition of assets, net	—	—	—	(51)	—	NM
Prepaid asset write-off	—	—	—	71	—	NM
Operating income	43	28	54%	41	141	(71)%
Interest expense, net	(21)	(15)	40%	(60)	(48)	25%
Equity in income of investment in unconsolidated affiliates	5	30	(83)%	42	70	(40)%
Other income (expense), net	8	—	NM	22	(2)	NM
Income from continuing operations before income taxes	35	43	(19)%	45	161	(72)%
Income tax expense	(39)	(27)	44%	(32)	(66)	(52)%
(Loss) income from continuing operations	(4)	16	NM	13	95	(86)%
(Loss) income from discontinued operations, net of tax(1)	(12)	—	NM	(12)	120	NM
Net (loss) income	(16)	16	NM	1	215	(100)%
Reconciliation of net (loss) income to adjusted EBITDA:
Net income attributable to noncontrolling interests	(16)	(15)	7%	(46)	(40)	15%
Interest expense, net from continuing operations	21	15	40%	60	48	25%
Income tax expense from continuing operations	39	27	44%	32	66	(52)%
Income tax (benefit) expense from discontinued operations	—	(2)	(100)%	(8)	14	NM
Depreciation and amortization from continuing operations	70	69	1%	214	208	3%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	—	—		21	3
EBITDA from discontinued operations(1)	12	2		20	(134)
Fair value adjustments to Venator investment, net and other tax matter adjustments	(5)	—		(12)	5
Certain legal and other settlements and related expenses(2)	11	2		13	4
(Loss) gain on sale of business/assets	1	—		1	(1)
Certain nonrecurring information technology project implementation costs	—	2		—	5
Amortization of pension and postretirement actuarial losses	9	10		25	25
Restructuring, impairment and plant closing and transition costs(3)	6	11		25	13
Adjusted EBITDA(4)	$132	$137	(4)%	$346	$431	(20)%

Net cash provided by operating activities from continuing operations				$127	$87	46%
Net cash (used in) provided by investing activities from continuing operations				(96)	94	NM
Net cash used in financing activities				(223)	(282)	(21)%
Capital expenditures from continuing operations				(133)	(147)	(10)%

Huntsman Corporation

	Three months			Three months
	ended			ended
	September 30, 2024			September 30, 2023
		Tax and			Tax and
	Gross	other(5)	Net	Gross	other(5)	Net
Reconciliation of net (loss) income to adjusted net income
Net (loss) income			$(17)			$15
Net income attributable to noncontrolling interests			(16)			(15)
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	$—	$1	1	$—	$1	1
Loss from discontinued operations(1)(6)	12	—	12	2	(2)	—
Fair value adjustments to Venator investment, net and other tax matter adjustments	(5)	—	(5)	—	—	—
Certain legal and other settlements and related expenses(2)	11	2	13	2	—	2
Loss on sale of business/assets	1	3	4	—	—	—
Certain nonrecurring information technology project implementation costs	—	—	—	2	1	3
Amortization of pension and postretirement actuarial losses	9	2	11	10	—	10
Income tax settlement related to U.S. Tax Reform Act	—	5	5	—	—	—
Restructuring, impairment and plant closing and transition costs(3)	6	3	9	11	—	11
Adjusted net income(4)			$17			$27

Weighted average shares-basic			172.1			175.7
Weighted average shares-diluted			172.1			177.0

Basic net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.12)			$—
Loss from discontinued operations			(0.07)			—
Net loss			$(0.19)			$—

Diluted net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.12)			$—
Loss from discontinued operations			(0.07)			—
Net loss			$(0.19)			$—

Other non-GAAP measures:
Diluted adjusted net income per share(4)			$0.10			$0.15

	Nine months			Nine months
	ended			ended
	September 30, 2024			September 30, 2023
		Tax and			Tax and
	Gross	other(5)	Net	Gross	other(5)	Net
Reconciliation of net (loss) income to adjusted net income
Net (loss) income			$(2)			$212
Net income attributable to noncontrolling interests			(46)			(40)
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	$21	$(16)	5	$3	$—	3
Loss (income) from discontinued operations(1)(6)	20	(8)	12	(134)	14	(120)
Fair value adjustments to Venator investment, net and other tax matter adjustments	(12)	2	(10)	5	—	5
Certain legal and other settlements and related expenses(2)	13	1	14	4	—	4
Loss (gain) on sale of business/assets	1	3	4	(1)	—	(1)
Certain nonrecurring information technology project implementation costs	—	—	—	5	—	5
Amortization of pension and postretirement actuarial losses	25	1	26	25	(2)	23
Income tax settlement related to U.S. Tax Reform Act	—	5	5	—	—	—
Restructuring, impairment and plant closing and transition costs(3)	25	(3)	22	13	(1)	12
Adjusted net income(4)			$30			$103

Weighted average shares-basic			172.0			179.1
Weighted average shares-diluted			172.0			180.5

Basic net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.21)			$0.29
(Loss) income from discontinued operations			(0.07)			0.67
Net (loss) income			$(0.28)			$0.96

Diluted net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.21)			$0.29
(Loss) income from discontinued operations			(0.07)			0.66
Net (loss) income			$(0.28)			$0.95

Other non-GAAP measures:
Diluted adjusted net income per share(4)			$0.17			$0.57

Net cash provided by operating activities from continuing operations			$126			$85
Capital expenditures from continuing operations			(133)			(147)
Free cash flow from continuing operations(4)			$(7)			$(62)

Effective tax rate			76%			42%
Impact of non-GAAP adjustments, net(7)			(42)%			(9)%
Adjusted effective tax rate			34%			33%

NM—Not meaningful

(1)	Includes the net loss (gain) on the sale of our Textile Effects Business.

(2)	Certain legal and other settlements and related expenses for the three and nine months ended September 30, 2024 includes approximately $10 million related to the settlement of a claim in connection with a commercial dispute.

(3)

Includes costs associated with transition activities related primarily to our Corporate program to optimize our global approach to managed services in various information technology functions and our program to realign our cost structure in Europe.

(4)	See “—Non-GAAP Financial Measures.”

(5)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.

(6)	In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(7)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net (loss) income to adjusted net income noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments, net; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related expenses; (e) loss (gain) on sale of business/assets; (f) certain nonrecurring information technology project implementation costs; (g) amortization of pension and postretirement actuarial losses; and (h) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments, net; (b) loss (income) from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related expenses; (e) loss (gain) on sale of business/assets; (f) certain nonrecurring information technology project implementation costs; (g) amortization of pension and postretirement actuarial losses; (h) income tax settlement related to U.S. Tax Reform Act; and (i) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

For the three months ended September 30, 2024, loss from continuing operations attributable to Huntsman Corporation was $21 million, a decrease of $21 million from income of nil in the 2023 period. For the three months ended September 30, 2024, loss from continuing operations attributable to Huntsman International was $20 million a decrease of $21 million from income of $1 million in the 2023 period. The decreases noted above were the result of the following items:

●

Revenues for the three months ended September 30, 2024 increased by $34 million, or 2%, as compared with the 2023 period. The increase was primarily due to higher sales volumes in all our segments, partially offset by lower average selling prices in all our segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended September 30, 2024 increased by $3 million, or 1%, as compared with the 2023 period. The increase resulted from higher gross profits in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●	Operating expenses, net for the three months ended September 30, 2024 decreased by $11 million, or 6%, as compared with the 2023 period primarily related to decreases in selling, general and administrative expenses and research and development costs as well as the positive impact of translating foreign currency amounts to the U.S. dollar, partially offset by an increase in other operating expenses.

●	Interest expense, net for the three months ended September 30, 2024 increased by $6 million, or 40%, as compared with the 2023 period. The increase resulted primarily from higher borrowings under our 2022 Revolving Credit Facility.

●	Equity in income of investment in unconsolidated affiliates for the three months ended September 30, 2024 decreased to $5 million from $30 million in the 2023 period primarily related to a decrease in income at our PO/MTBE joint venture in China, in which we hold at 49% interest.

●

Other income (expense), net was income of $8 million for the three months ended September 30, 2024 as compared with nil in the 2023 period. The increase in income was primarily due to income recognized during the third quarter of 2024 for the resolution of certain matters related to the 2017 separation of our titanium dioxide and performance additives business.

●

Our income tax expense and the income tax expense of Huntsman International for the three months ended September 30, 2024 increased to $39 million as compared with $27 million in the 2023 period. The increase in income tax expense was primarily due to our mix of income and losses in the tax jurisdictions in which we operate, including decreased income (more losses) in jurisdictions in which we have tax benefits that are subject to valuation allowances, and therefore, we do not record a tax benefit for those losses. The cumulative effect of these valuation allowances is an increase to our estimated annual effective tax rate applied to the year-to-date income. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months		Percent
	ended		change
	September 30,		favorable
(Dollars in millions)	2024	2023	(unfavorable)
Revenues
Polyurethanes	$1,003	$967	4%
Performance Products	280	277	1%
Advanced Materials	261	268	(3)%
Total reportable segments’ revenues	1,544	1,512	2%
Intersegment eliminations	(4)	(6)	NM
Total	$1,540	$1,506	2%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$76	$81	(6)%
Performance Products	42	47	(11)%
Advanced Materials	47	49	(4)%
Total reportable segments’ adjusted EBITDA	165	177	(7)%
Corporate and other	(34)	(41)	17%
Total	$131	$136	(4)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$76	$81	(6)%
Performance Products	42	47	(11)%
Advanced Materials	47	49	(4)%
Total reportable segments’ adjusted EBITDA	165	177	(7)%
Corporate and other	(33)	(40)	18%
Total	$132	$137	(4)%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended September 30, 2024 vs 2023
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(1)%	—	5%
Performance Products	(3)%	—	4%
Advanced Materials	(7)%	(1)%	5%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended September 30, 2024 compared to the same period of 2023 was primarily due to higher sales volumes, partially offset by lower MDI average selling prices. Sales volumes increased primarily due to improved demand and share gains in certain markets. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. The decrease in segment adjusted EBITDA was primarily due to lower MDI average selling prices and lower equity earnings from our minority-owned joint venture in China, partially offset by lower fixed costs and higher sales volumes.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended September 30, 2024 compared to the same period of 2023 was primarily due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased primarily due to improved demand in fuels and lubes and coatings and adhesives markets. Average selling prices decreased primarily due to competitive pressure. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices and unfavorable sales mix, partially offset by higher sales volumes and lower fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended September 30, 2024 compared to the same period of 2023 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to unfavorable sales mix. Sales volumes increased in our aerospace and coatings markets driven by market recovery, partially offset by lower demand in our industrial market. The decrease in segment adjusted EBITDA was primarily due to higher fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended September 30, 2024, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $34 million as compared to a loss of $41 million for the same period of 2023. For the three months ended September 30, 2024, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $33 as compared to a loss of $40 million for the same period of 2023. The increase in adjusted EBITDA from Corporate and other resulted primarily from decreases in corporate overhead costs and unallocated foreign currency exchange losses, partially offset by an increase in LIFO valuation losses.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024, loss from continuing operations attributable to Huntsman Corporation was $36 million, a decrease of $88 million from income of $52 million in the 2023 period. For the nine months ended September 30, 2024, loss from continuing operations attributable to Huntsman International was $33 million, a decrease of $88 million from income of $55 million in the 2023 period. The decreases noted above were the result of the following items:

●

Revenues for the nine months ended September 30, 2024 decreased by $124 million, or 3%, as compared with the 2023 period. The decrease was primarily due to lower average selling prices in all our segments, partially offset by higher sales volumes in all our segments. See “—Segment Analysis” below.

●

Gross profit for the nine months ended September 30, 2024 decreased by $76 million, or 10%, as compared with the 2023 period. The decrease resulted from lower gross profits in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●

Restructuring, impairment and plant closing costs were $20 million for the nine months ended September 30, 2024 as compared with $7 million in the 2023 period. For further information, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Gain on acquisition of assets, net was approximately $51 million for the nine months ended September 30, 2024 related to a net bargain purchase gain related to the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

●	Prepaid asset write-off was approximately $71 million for the nine months ended September 30, 2024. Concurrent with the acquisition of assets of SLIC, we wrote off certain prepaid assets related to operating agreements with SLIC and other joint venture partners. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

●	Interest expense, net for the nine months ended September 30, 2024 increased by $12 million, or 25%, as compared with the 2023 period. The increase resulted primarily from higher borrowings under our 2022 Revolving Credit Facility.

●	Equity in income of investment in unconsolidated affiliates for the nine months ended September 30, 2024 decreased to $42 million from $70 million in the 2023 period primarily related to a decrease in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●	Other income (expense), net was income of $22 million for the nine months ended September 30, 2024 as compared with expense of $2 million in the 2023 period. The increase in income was primarily due to a decrease in losses related to the fair value adjustments to our investment in Venator as well as income recognized during the nine months ended September 30, 2024 for the resolution of certain matters related to the 2017 separation of our titanium dioxide and performance additives business.

●

Our income tax expense and the income tax expense of Huntsman International for the nine months ended September 30, 2024 was $32 million as compared with $66 million in the 2023 period. The decrease in income tax expense was primarily due to the decrease in income from continuing operations before income taxes as well as a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate along with the impact of valuation allowances in certain tax jurisdictions. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Nine months		Percent
	ended		change
	September 30,		(unfavorable)
(Dollars in millions)	2024	2023	favorable
Revenues
Polyurethanes	$2,930	$2,970	(1)%
Performance Products	870	918	(5)%
Advanced Materials	801	841	(5)%
Total reportable segments’ revenue	4,601	4,729	(3)%
Intersegment eliminations	(17)	(21)	NM
Total	$4,584	$4,708	(3)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$195	$235	(17)%
Performance Products	130	173	(25)%
Advanced Materials	142	148	(4)%
Total reportable segments’ adjusted EBITDA	467	556	(16)%
Corporate and other	(124)	(128)	3%
Total	$343	$428	(20)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$195	$235	(17)%
Performance Products	130	173	(25)%
Advanced Materials	142	148	(4)%
Total reportable segments’ adjusted EBITDA	467	556	(16)%
Corporate and other	(121)	(125)	3%
Total	$346	$431	(20)%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Nine months ended September 30, 2024 vs September 30, 2023
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(9)%	—	8%
Performance Products	(10)%	—	5%
Advanced Materials	(9)%	—	4%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily due to lower MDI average selling prices, partially offset by higher sales volumes. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. Sales volumes increased primarily due to improved demand and share gains in certain markets. The decrease in segment adjusted EBITDA was primarily due to lower MDI average selling prices and lower equity earnings from our minority-owned joint venture in China, partially offset by lower raw materials costs, lower fixed costs and higher sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily due to lower average selling prices and unfavorable sales mix, partially offset by higher sales volumes. Average selling prices decreased primarily due to competitive pressure. Sales volumes increased primarily due to improved demand in fuels and lubes and coatings and adhesives markets. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices and higher fixed costs, partially offset by higher sales volumes and lower raw materials costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to unfavorable sales mix. Sales volumes increased in our aerospace and infrastructure markets driven by market recovery. The decrease in segment adjusted EBITDA was primarily due to higher fixed costs.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the nine months ended September 30, 2024, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $124 million as compared to a loss of $128 million for the same period of 2023. For the nine months ended September 30, 2024, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $121 million as compared to a loss of $125 million for the same period of 2023. The increase in adjusted EBITDA from Corporate and other resulted primarily from decreases in corporate overhead costs and unallocated foreign currency exchange losses, partially offset by an increase in LIFO valuation losses.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2024 and 2023 was $126 million and $85 million, respectively. The increase in net cash provided by operating activities from continuing operations was primarily attributable to an increase in dividends received from unconsolidated subsidiaries and a net cash inflow of $22 million related to changes in operating assets and liabilities, partially offset by decreased operating income as described in “—Results of Operations” above for the nine months ended September 30, 2024 as compared with the same period of 2023.

Net cash (used in) provided by investing activities from continuing operations for the nine months ended September 30, 2024 and 2023 was $(87) million and $395 million, respectively. During the nine months ended September 30, 2024 and 2023, we paid $133 million and $147 million for capital expenditures, respectively. During the nine months ended September 30, 2024, we received approximately $30 million as an interim liquidating distribution from SLIC, and we received $16 million for the sale of businesses, net, primarily related to the resolution of net working capital of $12 million from the sale of our Textile Effects Business. During the nine months ended September 30, 2023, we received $544 million for the sale of businesses, net, primarily related to net proceeds of $530 million from the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

Net cash used in financing activities for the nine months ended September 30, 2024 and 2023 was $231 million and $581 million, respectively. During the nine months ended September 30, 2024 and 2023, we made repayments against our 2022 Revolving Credit Facility and our A/R Programs of $169 million and $115 million, respectively. During the nine months ended September 30, 2024, we received proceeds of approximately $350 million related to the issuance of our 2034 Senior Notes. See “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements. During the nine months ended September 30, 2024, HPS paid approximately $218 million against the note payable with SLIC for the acquisition of assets. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements. During the nine months ended September 30, 2023, we paid $296 million for repurchases of our common stock.

Free cash flow from continuing operations for the nine months ended September 30, 2024 and 2023 was a use of cash of $7 million and $62 million, respectively. The increase in free cash flow from continuing operations was primarily attributable to an increase in cash provided by operating activities from continuing operations and a decrease in cash used for capital expenditures during the nine months ended September 30, 2024 as compared with the same period of 2023.

Changes in Financial Condition

The following information summarizes our working capital position (dollars in millions):

	September 30,	December 31,	Decrease	Percent
	2024	2023	(increase)	change
Cash and cash equivalents	$330	$540	$(210)	(39)%
Accounts and notes receivable, net	829	753	76	10%
Inventories	1,004	867	137	16%
Other current assets	130	154	(24)	(16)%
Total current assets	2,293	2,314	(21)	(1)%

Accounts payable	745	719	26	4%
Accrued liabilities	414	395	19	5%
Current portion of debt	346	12	334	NM
Current operating lease liabilities	55	46	9	20%
Total current liabilities	1,560	1,172	388	33%
Working capital	$733	$1,142	$(409)	(36)%

Our working capital decreased by $409 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $210 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023.”

●	Accounts and notes receivable, net increased by $76 million primarily due to higher revenues in the third quarter of 2024 compared to the fourth quarter of 2023.

●	Inventories increased by $137 million primarily due to seasonally higher inventory volumes.

●	Other current assets decreased by $24 million primarily due to decreases in certain prepaid expenses.

●	Accounts payable increased by $26 million primarily due to higher inventory purchases.

●	Accrued liabilities increased by $19 million primarily due to increases in accrued taxes, accrued interest, accrued rebates and accrued environmental liabilities, partially offset by a decrease in accrued restructuring costs.

●	Current portion of debt increased by $334 million primarily due to the outstanding balance on our 4.25% senior notes due April 2025 (“2025 Senior Notes”) that are now classified as current debt.

Liquidity

We depend upon our cash, our 2022 Revolving Credit Facility, A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2024, we had $1,733 million of combined cash and unused borrowing capacity, consisting of $330 million in cash, $1,194 million in availability under our 2022 Revolving Credit Facility and $209 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

During 2024, we expect to spend between approximately $180 million to $190 million on capital expenditures. Our future expenditures include certain environmental, health and safety upgrades; expansions and upgrades of our existing manufacturing and other facilities; construction of new facilities; certain cost reduction projects, including those described below; and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.

●	During the remainder of 2024, we expect to make additional contributions to our pension and other postretirement benefit plans of approximately $8 million.

●	On January 31, 2024, we completed the planned separation and acquisition of assets of SLIC, our joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets has been determined based on an asset valuation, which was completed in the second quarter of 2024. The acquisition of the assets was funded in part with HPS issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, which has been repaid in full as of September 30, 2024 using available funds at HPS. During the third quarter of 2024, we received approximately $64 million of cash from SLIC, of which $34 million was a dividend and $30 million was an interim liquidating distribution. Upon the full liquidation of the joint venture, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, will be distributed back to the joint venture partners. We currently anticipate that approximately RMB 300 million will be distributed as a liquidating distribution and return of investment upon full liquidation, which we anticipate will be completed in 2025.

●	On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma, and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which includes adjustments to the purchase price for working capital, plus the assumption of underfunded pension liabilities. During the nine months ended September 30, 2024, we paid cash taxes of approximately $10 million, and we expect to pay additional cash taxes of approximately $3 million and expect to pay cash for contingencies and post-closing indemnifications in future periods related to the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

●	During 2020 and 2021, management implemented cost realignment and synergy plans and, in November 2022, committed to further plans to realign our cost structure with additional restructuring in Europe, including exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with these plans, we have achieved combined annualized cost savings and synergy benefits in excess of $280 million. Associated with these plans, we expect total cash costs of approximately $302 million (including approximately $59 million of capital expenditures) through 2026, of which we have spent approximately $272 million through the third quarter of 2024 (including approximately $43 million of capital expenditures). Of the remaining cash costs, the majority will be payments related to our restructuring in Europe, primarily for personnel who have exited as of the end of 2023 as well as capital expenditures related to our research and development footprint, which is included in our overall future capital expenditures projections.

●	As of September 30, 2024, we have approximately $547 million remaining under the authorization of our existing share repurchase program. Repurchases may be commenced or suspended from time to time without prior notice.

Long-Term Liquidity

●	On September 26, 2024, Huntsman International completed a $350 million offering of its 2034 Senior Notes. Huntsman International used the net proceeds from the offering for general corporate purposes, including repayment of debt. The 2034 Senior Notes bear interest at 5.70% per year, payable semi-annually on April 15 and October 15 of each year, and will mature on October 15, 2034. For more information, see “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements.

●	On January 22, 2024, we entered into an amendment to our U.S. A/R Program that extended the scheduled maturity date of our U.S. A/R Program from July 2024 to January 2027. In addition, on January 31, 2024, we entered into an amendment to our EU A/R Program, effective as of February 15, 2024, that extended the scheduled maturity date of our EU A/R Program from July 2024 to July 2027. Aside from the extended maturity dates, these amendments to our A/R Programs secured substantially similar terms as those in the prior agreements.

●	On April 19, 2024, the Louisiana Fourth Circuit Court of Appeal affirmed the $93.1 million jury verdict and district court judgment in our favor in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site. The case was filed after Praxair refused to maintain properly its own Geismar facility and then repeatedly failed to supply our requirements for industrial gases needed to manufacture MDI under long-term supply contracts that expired in 2013. After adding mandatory pre-judgment and post-judgment interest to the award, we expect damages to exceed $135 million before deducting for taxes and legal contingency fees. The award is presently subject to review by the Louisiana Supreme Court but, if affirmed, we would expect to receive net proceeds of approximately $50 million to $60 million. We have not yet recognized the award in our condensed consolidated statements of operations and the timing of the resolution of this matter is uncertain.

As of September 30, 2024, we had $346 million classified as current portion of debt, including $334 million outstanding under our 2025 Senior Notes, debt at our variable interest entities of $9 million and certain other short-term facilities and scheduled amortization payments totaling $3 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of September 30, 2024, we had approximately $305 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2024.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
July 1 - July 31	932	$22.38	—	$547,000,000
August 1 - August 31	292	21.95	—	547,000,000
September 1 - September 30	—	—	—	547,000,000
Total	1,224	22.28	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)	On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock under this program.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit number		Exhibit description	Form	Exhibit	Filing date
1.1		Underwriting Agreement, dated as of September 24, 2024, among Huntsman International LLC and BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named in Schedule A thereto.	8-K	1.1	September 26, 2024
4.1		Indenture, dated as of September 26, 2024, by and between Huntsman International LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.1	September 26, 2024
4.2		First Supplemental Indenture, dated as of September 24, 2024, by and between Huntsman International LLC and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.2	September 26, 2024
4.3		Form of 5.700% Senior Notes due 2034 (included as Exhibit A to Exhibit 4.2).	8-K	4.31	September 26, 2024
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2024	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)