Form 10-K
period 2024-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2025-02-18
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation/Organization	I.R.S. Employer Identification No.
001-32427	Huntsman Corporation 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	42-1648585
333-85141	Huntsman International LLC 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	HUN	New York Stock Exchange
Huntsman International LLC	NONE	NONE	NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation/Huntsman International LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation/Huntsman International LLC	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation/Huntsman International LLC	Yes ☐	No ☒

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

On June 30, 2024, the last business day of the registrants’ most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common Equity	Market Value Held by Nonaffiliates
Huntsman Corporation	Common Stock	$3,706,559,882(1)
Huntsman International LLC	Units of Membership Interest	NA(2)

(1)	Based on the closing price of $22.77 per share of common stock as quoted on the New York Stock Exchange.
(2)	All units of membership interest are held by Huntsman Corporation, an affiliate.

On February 4, 2025, the number of shares outstanding of each of the registrant’s classes of common equity were as follows:

Registrant	Common Equity	Outstanding
Huntsman Corporation	Common Stock	172,983,843
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference

Part III: Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of Huntsman Corporation’s fiscal year ended December 31, 2024.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2024 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2024 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

With respect to Huntsman Corporation, certain information set forth in this report contains “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act)”. All statements other than historical factual information are forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, profit, profit margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position or other projected financial measures; management’s plans and strategies for future operations, including statements relating to anticipated operating performance, cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions, divestitures, spin-offs or other distributions, strategic opportunities, securities offerings, stock repurchases, dividends and executive compensation; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting standards; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are a global manufacturer of diversified organic chemical products. We operate in three segments: Polyurethanes, Performance Products and Advanced Materials. Our products comprise many different chemicals and chemical formulations, which we market globally to a wide range of consumers that consist primarily of industrial and building product manufacturers. Our products are used in a broad range of applications, including those in the adhesives, aerospace, automotive, coatings and construction, construction products, durable and non-durable consumer products, electronics, insulation, power generation and refining. Many of our products offer effects such as premium insulation in homes and buildings and the lightweighting of airplanes and automobiles that help conserve energy. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride and epoxy-based polymer formulations. Our revenues for the years ended December 31, 2024, 2023 and 2022 were $6,036 million, $6,111 million and $8,023 million, respectively.

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

Our Products

(1)

Percentage allocations in this chart do not give effect to Corporate and other unallocated items and eliminations. For a reconciliation of net (loss) income to total adjusted EBITDA and further details of cash provided by operating activities from continuing operations, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

		Afton, Bayer, Chevron, DuPont, Evonik, Hipower, Infineum, Lubrizol, Quadra Chemicals and Univar	EO, PO, glycols, ethylene dichloride, caustic soda, ammonia, hydrogen, methylamines and acrylonitrile	BASF, Delamine, Dow, Evonik, Nouryon and Tosoh
Maleic anhydride

Maleic anhydride is an intermediate chemical used primarily to produce unsaturated polyester resins (UPRs). UPRs are mainly used in the production of fiberglass reinforced resins for marine, automotive and construction products. Maleic anhydride is also used in the production of lubricants, food additives and food acidulants.

		Afton, AOC, BASF, Chevron, Ineos, Infineum, Polynt-Reichhold, Primient, Reacciones Quimicas and Solenis	Normal butane	AOC, Bartek, Ineos, Lanxess and Polynt-Reichhold

Advanced Materials	Technologically- advanced epoxy, phenoxy, acrylic, polyurethane and acrylonitrile-butadiene-based polymer formulations	Aerospace and industrial adhesives; composites for aerospace, automotive, sport equipment and infrastructures; electrical power transmission and electric vehicles; automotive industrial and consumer electronics.	ABB, BMW, Bodo Moeller, Boeing, Bosch, GMZ, Isola, Motic (Xiamen), Schneider, Siemens, Speed Fair and TTM	BLR, epichlorohydrin, amines, polyols, isocyanates, acrylic materials, hardeners, fillers, butadiene and acrylonitrile	3M, Henkel, Westlake and Xiongrun
High performance thermoset resins, curing and toughening agents and carbon nanotubes additives

High performance chemical building blocks sold to formulators who develop formulations for aerospace, automotive, oil and gas, coatings, construction, electronics and electrical insulation applications.

			3M, Azelis, Azko, Henkel, Hexcel, Hilti, Omya, Parker Hannifin, Sherwin-Williams, Syensqo and Syngenta	Epichlorohydrin, amines, phenols, aminophenols, fatty acids, butadiene, acrylonitrile and carbon nanotubes	Evonik, Kaneka, Sumitomo and Westlake

Polyurethanes

General

We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, polyols and TPU (each discussed in more detail below under “Products and Markets”). Polyurethane chemicals are used to produce rigid and flexible foams, as well as coatings, adhesives, sealants and elastomers. We focus on differentiated MDI-based polyurethane systems and polyurethane component molecules. Volume growth in our Polyurethanes segment has been driven primarily by global economic activity and the continued substitution of MDI-based products for other materials across a broad range of applications. We operate three major polyurethane manufacturing facilities in the United States (“U.S.”), Europe and China. We also operate 26 strategically located downstream facilities, of which 17 are polyurethane formulation facilities, commonly referred to in the chemical industry as “systems houses”. Our systems houses are located in close proximity to our customers worldwide, which enables us to focus on customer support, technical service and a differentiated product offering. We also operate two specialty polyester polyol manufacturing facilities focused on the insulation market, three downstream TPU manufacturing facilities in the U.S., Europe and China and two spray polyurethane foam (“SPF”) manufacturing sites located in the U.S. and Canada.

Our customers produce polyurethane-based products through the combination of an isocyanate, such as MDI, with polyols, which are derived largely from PO. We are able to produce over 2,400 distinct MDI-based polyurethane products by modifying the MDI molecule through varying the proportion and type of polyol used and by introducing other chemical additives to our MDI formulations. As a result, polyurethane products, especially those derived from MDI, are continuing to replace traditional products in a wide range of end-use markets, including insulation in construction and cold chain, cushioning for automotive and furniture, coatings, adhesives, wood binders for construction and furniture, footwear and other specialized engineering applications.

We operate a world-scale integrated polyurethane formulations facility and a world-scale research and development campus in China to service our customers in the critical Chinese market, the largest MDI market in the world, and we will support the long-term demand growth that we believe this region will continue to experience. Additionally, we formed a joint venture with Sinopec to build and operate a world-scale PO/MTBE plant in Nanjing, China utilizing proprietary PO/MTBE manufacturing technology. PO is used in the manufacturing of polyurethane systems and MTBE is an oxygenate used in gasoline. We own a 49% interest in the joint venture and account for our interest in the joint venture as an equity method investment.

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

Products and Markets

MDI is used primarily in rigid foam applications and in a wide variety of customized, higher-value flexible foam as well as coatings, adhesives, sealants and elastomers. Polyols, including polyether and polyester polyols, are used in conjunction with MDI in rigid foam, flexible foam and other non-foam applications. Polyurethane chemicals produce a range of product types and end uses. We produce MDI, polyols and TPU products and do not produce TDI products.

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
Polymeric MDI
Polyol Formulations & Specialty MDI Variants
Elastomers
Automotive
Huntsman Building Solutions
Furniture
Adhesives & Coatings
pMDI Based Insulation Systems
Formula pMDI
Commodity Pure MDI
Commodity pMDI

Sales and Marketing

We market our polyurethane chemicals to over 6,200 customers in more than 90 countries. Our sales, marketing and technical resources are organized to support major regional markets and key end-use markets, some of which require a coordinated global approach, such as key accounts across the automotive and elastomers markets. These regional key end-use markets include our insulation businesses, footwear, furniture and other construction and industrial markets. We sell both directly and indirectly to customers, the latter via a network of distributors and agents who in turn sell our products to customers who cannot be served as cost effectively by our internal sales groups.

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

Manufacturing and Operations

Our world-scale MDI production facilities are located in Geismar, Louisiana; Rotterdam, the Netherlands; and Caojing, China. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities and third-party suppliers. We believe that this relative scale and product integration of our large facilities is necessary to provide cost competitiveness in MDI production. At our Geismar, Rotterdam and Caojing facilities we utilize sophisticated proprietary technology to produce MDI. This technology contributes to our position as a low-cost MDI producer. Our global production capacity of MDI, polyols and TPU is approximately 2.9 billion pounds, 0.7 billion pounds and 0.1 billion pounds, respectively.

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

Chinese MDI Joint Venture. On January 31, 2024, we completed the planned separation and acquisition of assets of Shanghai Liengheng Isocyanate Company Ltd. (“SLIC”), our manufacturing joint venture with BASF and three Chinese chemical companies. Following the separation, we now operate an independent manufacturing facility at our site in Caojing, China producing crude MDI. This facility is part of our existing Huntsman Polyurethanes Shanghai Ltd. (“HPS”), site, which is our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd that also manufactures pure MDI, polymeric MDI, MDI variants and formulated MDI systems. We own 70% of HPS and it is consolidated in our financial statements. For more information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our consolidated financial statements.

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

Product group	Applications
Polyetheramines	Epoxy composites, construction and flooring, paints and coatings, adhesives, fuel additives, agrochemicals, oilfield chemicals and pigment dispersion
Ethyleneamines	Chemical building block used in lubricant additives, epoxy hardeners, wet strength resins, oilfield chemicals, water treatment and fungicides
Diversified and specialty amines, including DGA® Agent, JEFFCAT® catalysts and E-GRADE® specialty amines and carbonates	Gas treating, agrochemicals, polyurethane insulation and flexible foams, E-GRADE® specialty amines for semiconductor manufacturing and electrolytes for electric vehicle batteries

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

Our amines are used in a wide variety of mainly industrial applications, including composites, paints and coatings, fuel and lubricant additives, agrochemicals, gas treating, oilfield chemicals, polyurethane insulation and flexible foams, semiconductor manufacturing and solvents. Our amines customers include Afton, Bayer, Chevron, DuPont, Evonik, Hipower, Infineum, Lubrizol, Quadra Chemicals and Univar.

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

Maleic anhydride is produced by oxidizing either benzene or normal butane using a catalyst. Our maleic anhydride technology is a proprietary fixed bed butane-based process with a solvent recovery and refining system. We believe that our process is superior in the areas of feedstock and energy efficiency and solvent recovery. The maleic anhydride-based route to BDO manufacture is currently the preferred process technology and is favored over the other routes, which utilize PO, butadiene or acetylene as feedstocks. As a result, the growth in demand for BDO supports growing demand for our maleic anhydride technology. Generally, changes in price have resulted from a combination of changes in industry capacity utilization and underlying raw material costs. Our maleic anhydride customers include Afton, AOC, BASF, Chevron, Ineos, Infineum, Polynt-Reichhold, Primient, Reacciones Quimicas and Solenis.

Sales and Marketing

We sell approximately 200 products to over 800 customers globally through our regional sales and marketing organizations, which have extensive market knowledge, considerable chemical industry experience and well-established customer relationships.

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

Electrical Infrastructure. We are a leading global supplier of insulating materials for motors, generators, switchgears, distribution and instrument transformers, and insulators and bushings for electrical power applications. The products formulated by our Advanced Materials segment are designed to provide the electrical equipment with an extended service life and meet specific industry requirements for electrical insulation in indoor and outdoor environments.

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

We conduct sales activities through dedicated regional sales teams in Europe and India, Asia and the Americas. Our global customers are covered by key account managers who are familiar with the specific requirements of these customers. The management of long-standing customer relationships is critical to the sales and marketing process.

Manufacturing and Operations

We are a global business serving customers in three principal geographic regions: Europe and India, Asia and the Americas. In order to service our customers efficiently, we maintain both synthesis and formulations manufacturing plants around the world with a strategy of global, regional and local manufacturing employed to optimize the level of service and minimize the cost to our customers.

We have commissioned a pilot plant in San Antonio, Texas, specifically designed to convert methane into high-value MIRALON® carbon nanomaterials, as well as clean hydrogen for sale into the energy, materials and chemicals markets. The pilot plant operations are being optimized to demonstrate improved production capability for MIRALON® carbon nanomaterials at significantly higher volumes than have historically been produced at our Merrimack, New Hampshire research and development site. This reactor design will form the basis of a larger kiloton scale commercial reactor, which will address the needs of markets such as thermoplastics and battery additives as well as providing a commercial scale source of hydrogen for applications in markets such as chemicals, steel, energy and transportation.

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

INTELLECTUAL PROPERTY RIGHTS

Proprietary protection of our processes, apparatuses and other technology and inventions is important to our businesses. We own approximately 2,225 unexpired patents and have approximately 965 patent applications (including provisionals) currently pending. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

We have associated brand names with a number of our products, and we have approximately 2,925 trademark registrations and 135 pending trademark applications globally. These registrations and applications include extensions of protection under the Madrid system for the international registration of marks. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors or that the value of our trademarks will not be diluted.

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

HUMAN CAPITAL MANAGEMENT

As of December 31, 2024, we employed approximately 6,300 associates in our operations around the world. Approximately 2,000 of these employees are located in the U.S., while approximately 4,300 are located in other countries.

We believe our employees are the foundation of our success. Our overall talent acquisition and retention strategy is designed to attract and retain diverse and qualified candidates to meet our performance goals on an ongoing basis and enable the success of our Company. Our key areas of focus include:

Health and Safety: Our global health and safety programs are designed around dedicated environmental, health and safety (“EHS”) Standards and Procedures specifically tailored at the facility level to address the different jurisdictions and regulations, specific operating hazards and unique working environments. The Company’s objectives focus on regulatory compliance and protection of people and the environment. Compliance with the EHS Standards and Procedures are evaluated through site self-audits as well as regularly scheduled Corporate EHS audits. In addition, other management systems applicable to many of our sites include third party verification of Responsible Care® and ISO 14001. A key metric used to assess the safety performance of our operations is the ASTM 2920 Level 1 injury rate, which follows a uniform international method for recording occupational injuries and illnesses. For both years ended December 31, 2024 and 2023, we had injury rates of 0.13.

Ethics and Compliance: At Huntsman, our commitment to our values of honesty, integrity, respect and responsibility unite us globally and fosters high ethical standards in our relationships with each other, with our customers and with all those we do business. Our Business Conduct Guidelines, along with the policies and procedures referenced within the guidelines, provide guidance for all employees on topics such as anti-corruption and bribery, anti-trust and competition law, discrimination including our policy on harassment and retaliation, privacy, appropriate use of company assets, protecting confidential information and reporting concerns and violations. The guidelines are used to reinforce our commitment to operating in a fair, honest, responsible and ethical manner and to emphasize the importance of having an open and welcoming environment in which all employees feel empowered to do what is right. Should potential violations of the guidelines, policies, procedures or the law occur, employees are encouraged to voice concerns promptly and are reminded that we do not tolerate retaliation against anyone who reports a potential violation in good faith. All employees are required to complete the training on the Business Conduct Guidelines annually, and our Chief Compliance Officer reports matters related to the Business Conduct Guidelines to the Audit Committee of our Board of Directors on a quarterly basis.

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

Environmental, Health and Safety Systems

We are committed to achieving and maintaining compliance with all applicable EHS legal requirements, and we have developed policies and management systems that are designed to identify the myriad EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, improve the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. We cannot guarantee, however, that these policies and systems will always be effective or that we will be able to manage EHS legal requirements without incurring substantial costs. Although EHS legal requirements are constantly changing and, for that reason, are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and reducing overall risk to us. For the years ended December 31, 2024, 2023 and 2022, our capital expenditures for EHS matters totaled $27 million, $30 million and $44 million, respectively, and our estimated capital expenditures for EHS matters for 2025 is expected to be approximately $56 million.

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

In cases where our potential liabilities arise from historical contamination based on operations and other events occurring prior to our ownership of a business or specific facility, we frequently obtain an indemnity agreement from the prior owner addressing remediation liabilities arising from pre-closing conditions. We have successfully exercised our rights under these contractual covenants for a number of sites and, where applicable, mitigated our ultimate remediation liabilities. We cannot assure, however, that the liabilities for all such matters subject to indemnity will be honored by prior owners or that our existing indemnities will be sufficient to cover our liabilities for such matters.

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

Regulatory Matters

Greenhouse Gas Regulation and Climate Change

Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide (“CO2”) and methane. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union (the “EU”), agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the EU GHG Emissions Trading System (“ETS”), established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, continues in its fourth phase. The European Commission (the “EC”) established a market stability reserve that started operating in 2019 and addresses a surplus of allowances and improves the system’s resilience to major shocks by adjusting the supply of allowances to be auctioned. In addition, the EU has set a binding target to reduce domestic GHG emissions by at least 40% below 1990 levels by 2030 and a binding target to increase the share of renewable energy to at least 32% of the EU’s energy consumption by 2030. In July 2021, the EC proposed legislation to increase its GHG emission reduction target to at least 55% and the renewable energy target to 40%. In January 2024, the EC communicated support for a 90% reduction in GHG emissions by 2040.

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

In addition, at the 2015 United Nations Framework Convention on Climate Change in Paris, the U.S. and nearly 200 other nations entered into an international climate agreement, which went into effect in November 2016 (the “Paris Agreement”). Although the Paris Agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The U.S. rejoined the Paris Agreement on February 19, 2021. In addition, in September 2021, former U.S. President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (“COP26”), over 100 countries have joined the Global Methane Pledge. On January 20, 2025, the new U.S. presidential administration under U.S. President Trump (the “Trump Administration”) directed the U.S. Ambassador to the United Nations to immediately submit formal written notification of the U.S.’s withdrawal from the Paris Agreement. Until new policy directives are fully implemented, however, the full scope and effect of such changes remain uncertain.

Domestic efforts to curb GHG emissions are being driven by the U.S. Environmental Protection Agency’s (“EPA”) GHG regulations and similar programs of certain states. To the extent that our domestic operations are subject to EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the federal Clean Air Act’s (the “CAA”) requirements for pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities are also subject to EPA’s Mandatory Reporting of Greenhouse Gases Rule, and any further regulation may increase our operational costs.

On March 6, 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted final rules requiring, among other things, disclosure of material climate-related risks and related governance practices, Scope 1 and 2 GHG emissions reports and financial impacts of severe weather events and other natural conditions (the “Climate Rule”). Several lawsuits have been filed challenging the Climate Rule. The U.S. Court of Appeals for the Eighth Circuit was selected to consolidate the lawsuits, and on April 4, 2024, the SEC voluntarily stayed the rules pending the outcome of the litigation.

Furthermore, in October 2023, the state of California enacted significant corporate climate disclosure legislation (S.B. 253) that will require annual reporting of GHG emissions (Scope 1, 2 and 3 in accordance with the Greenhouse Gas Protocol) for public and private companies with over $1 billion in gross annual revenue that are doing business in California. Phased-in disclosure requirements (and assurance) begin in 2026, covering emissions during 2025.

In addition, separate California legislation (S.B. 261) requires biennial climate risk reporting, in accordance with the Task Force on Climate-Related Financial Disclosures recommendations, by public and private companies with over $500 million in annual revenues that are doing business in California. First reports will need to be published on or before January 1, 2026.

The climate-related laws in California are currently under legal challenge in the U.S. District Court for the Central District of California. On November 5, 2024, the court denied the plaintiffs' motion for partial summary judgment, allowing the laws to remain in effect for the time being. However, the litigation is ongoing, and the ultimate outcome remains uncertain. If the laws are upheld, they could result in additional costs associated with regulatory reporting requirements and potential liability.

Further, on April 9, 2024, EPA updated the Hazardous Organic National Emission Standards for Hazardous Air Pollutants under the CAA, also known as the HON rule, imposing more stringent emissions regulations and additional air monitoring requirements for approximately 200 chemical plants across the U.S. If implemented, we anticipate that these regulations may result in material changes to Huntsman.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Our industry is affected by global economic factors, including risks associated with volatile economic conditions, and the economic environment, inflation, elevated interest rates and recessions. Prolonged periods of slow economic growth and global instability have had, and may continue to have, significant effects on our customers and suppliers and have had, and may in the future continue to have, a material adverse effect on our business, operating results, financial condition and/or stock price.

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

The industries in which we compete are highly competitive, and we may not be able to compete effectively with our competitors, including those that have greater financial resources and sovereign and other state-owned or affiliated entities, which could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, certain of our competitors in various countries in which we do business, including China, may be sovereign and other state-owned or affiliated entities. These competitors may get special treatment with respect to regulatory compliance and product registration, while certain of our products, including those based on new technologies, may be delayed or even prevented from entering into the local market.

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

Our results of operations may be adversely affected by international business risks, including fluctuations in currency exchange rates, legal restrictions and/or taxes.

We conduct a majority of our business operations outside the U.S., and these operations are subject to risks normally associated with international operations. These risks include the need to convert currencies that may be received for our products into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. We transact business in many foreign currencies, including euros, Swiss francs, Chinese renminbi, Indian rupees, Saudi riyals and Turkish liras. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because we currently have significant operations located outside the U.S., we are exposed to fluctuations in global currency rates which may result in gains or losses on our financial statements.

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

We purchase a substantial portion of our raw materials and energy from third-party suppliers and their costs represent a substantial portion of our operating expenses. The prices for raw materials and energy generally follow price trends of, and vary with market conditions for, crude oil and natural gas feedstocks, which are highly volatile and cyclical. While we attempt to match cost increases with corresponding product price increases or surcharges, we are not always able to raise product prices immediately or at all. Timing differences between raw material and energy prices, which may change daily, and contract product prices, which in many cases are negotiated only monthly or less often, have had and may continue to have a negative effect on our cash flow. Any cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

Our inability to mitigate these risks or other problems encountered in connection with our strategies for growth and change could have a material adverse effect on our business, results of operations and/or financial condition. In addition, we may fail to fully achieve the savings or growth projected for current or future initiatives notwithstanding the expenditure of substantial resources in pursuit thereof.

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

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of chemical and other products. These hazards include chemical spills, pipeline leaks and ruptures, storage tank leaks, discharges or releases of toxic or hazardous substances or gases and other hazards incident to the manufacturing, processing, handling, transportation and storage of dangerous chemicals. We are also potentially subject to other hazards, including natural disasters and severe weather; explosions and fires; transportation problems, including interruptions, spills and leaks; mechanical failures; unscheduled downtimes; labor difficulties; remediation complications; and other risks. In addition, some equipment and operations at our facilities are owned or controlled by third parties who may not be fully integrated into our safety programs and over whom we are able to exercise limited control. Many potential hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure, exposure of contractors on our premises as well as other persons located nearby, workers’ compensation and other matters.

We maintain property, business interruption, products liability and casualty insurance policies which we believe are in accordance with customary industry practices, as well as insurance policies covering other types of risks, including pollution legal liability insurance, but we are not fully insured against all potential hazards and risks incident to our business. Each of these insurance policies is subject to customary exclusions, deductibles and coverage limits, in accordance with industry standards and practices. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

In addition, we are subject to various claims and litigation in the ordinary course of business. We are a party to various pending lawsuits and proceedings. For more information, see “—Item 3. Legal Proceedings” below.

Our operations, financial condition and liquidity could be adversely affected by legal claims against us, including antitrust claims.

We face risks arising from various legal actions, including matters relating to antitrust, product liability, intellectual property and environmental claims. It is possible that judgments could be rendered against us in these cases or others for which we could be uninsured or not covered by indemnity, or which may be beyond the amounts that we currently have reserved or anticipate incurring for such matters. Over the past few years, antitrust claims have been made against chemical companies. In this type of litigation, the plaintiffs generally seek injunctive relief, treble damages or the maximum damages allowed by state law, costs of suit and attorneys’ fees, which may result in significant liabilities. An adverse outcome in any antitrust claim could be material and significantly impact our operations, financial condition, liquidity and/or business reputation.

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

Our inability to address these risks could cause us to fail to realize the anticipated benefits of such acquisitions or joint ventures and could have a material adverse effect on our business, results of operations and/or financial condition.

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

Proprietary protection of our processes, apparatuses and other technology is important to our business. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, if any pending patent application filed by us does not result in an issued patent, or if patents are issued to us, but such patents do not provide meaningful protection of our intellectual property, then our ability to compete may be adversely affected. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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

We may have to rely on judicial enforcement of our patents and other proprietary rights. We may not be able to effectively protect our intellectual property rights from misappropriation or infringement in countries where effective patent, trademark, trade secret and other intellectual property laws and judicial systems may be unavailable or may not protect our proprietary rights to the same extent as U.S. law.

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

Conflicts, military actions, terrorist attacks, political events and public health crises have precipitated economic instability and turmoil in international commerce and the global economy. The uncertainty and economic disruption resulting from hostilities, military action or acts of terrorism may impact any or all of our facilities and operations or those of our suppliers or customers. Accordingly, any conflict, military action or terrorist attack that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations, financial condition and/or liquidity. Furthermore, instability and turmoil, particularly in energy-producing nations, may result in raw material cost increases.

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

Our pension and postretirement benefit plan obligations have historically been underfunded, and, under certain circumstances, we may have to increase the level of cash funding to some or all of these plans, which would reduce the cash available for our business.

While our pension and postretirement benefit plan obligations are currently adequately funded, we have historically experienced unfunded and underfunded obligations under some of our domestic and foreign pension and postretirement benefit plans. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rates used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our business. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

With respect to our domestic pension and postretirement benefit plans, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances in accordance with the Employee Retirement Income Security Act of 1974, as amended. In the event our tax-qualified pension plans are terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding. With respect to our foreign pension and postretirement benefit plans, the effects of underfunding depend on the country in which the pension and postretirement benefit plan is established. For example, in the United Kingdom (“U.K.”) and Germany semi-public pension protection programs have the authority in certain circumstances to assume responsibility for underfunded pension schemes, including the right to recover the amount of the underfunding from us.

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

Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, TSCA reform legislation was enacted in June 2016, and EPA has begun the process of issuing new chemical control regulations. EPA issued several final rules in 2017 and 2018 under the revised TSCA related to existing chemicals, including the following: (i) a rule to establish EPA’s process and criteria for identifying chemicals for risk evaluation; (ii) a rule to establish EPA’s process for evaluating high priority chemicals and their uses to determine whether or not they present an unreasonable risk to health or the environment; and (iii) a rule to require industry reporting of chemicals manufactured or processed in the U.S. over the past 10 years. In April 2020, EPA finalized revisions to its Chemical Data Reporting rule under TSCA, which changes reporting requirements. EPA has also released its framework for approving new chemicals and new uses of existing chemicals. Under the framework, a new chemical or use presents an unreasonable risk if it exceeds established standards. Such a finding could result in either the issuance of rules restricting the use of the chemical being evaluated or in the need for additional testing. The costs of compliance with any new laws or regulations cannot be estimated until the way they will be implemented has been more precisely defined.

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

Our operations are increasingly subject to regulations aimed at reducing GHG emissions, including CO2, methane, and ethylene oxide. Efforts to address these emissions are underway at the international, national, and regional levels.

In the U.S., on April 25, 2024, the Biden Administration and EPA issued a final rule under Section 111 of the Clean Air Act (“CAA”) to regulate CO2 and other GHG emissions from fossil-fueled electric generating units. The final rule (i) establishes emission guidelines for states to set CO2 performance standards for existing coal-fired generating and other fossil-fueled steam generating units; and (ii) revise the new source performance standards for CO2 emissions for new and reconstructed stationary combustion turbines. Several industry groups, electric generators, and states have challenged the final rule. In addition, on April 9, 2024, EPA updated the Hazardous Organic National Emission Standards for Hazardous Air Pollutants under the CAA, also known as the HON rule, imposing more stringent emissions regulations and additional air monitoring requirements for approximately 200 chemical plants across the U.S. Huntsman, along with several industry groups and states, has challenged the final rule. If implemented, we anticipate that these regulations may result in material changes to Huntsman.

Regardless of the outcome of ongoing regulatory actions or legal challenges, regulations, international agreements and initiatives aimed at reducing GHG emissions could affect the long-term price and supply of electricity and natural gas, and also drive greater demand for energy efficient products and renewable energy. Additionally, they could result in higher energy costs, additional capital expenditures for equipment installation or modification, and costs directly associated with emissions, such as cap and trade systems or carbon taxes. Efforts to address other environmental risks, including emissions of different substances, could have similar effects. Compliance with these regulations, or with potentially more stringent restrictions in the future, may increase our operational costs.

Additionally, the capital improvements required to meet environmental standards often involve developing and installing new technologies within existing plant operations. There is a risk that these technologies may not perform as expected, leading to potential delays in project timelines and affecting our ability to comply with regulatory requirements on schedule.

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

From time to time, we provide guidance regarding our expected financial performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions, such as those relating to anticipated sales volumes, average selling prices, raw material costs and anticipated cost reductions. If our guidance varies from actual results, the market value of our common stock could have unanticipated movements.

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

Location	Business segment	Description of facility
The Woodlands, Texas(1)	Various	Executive Offices, Operating Headquarters, Global Technology Center and Shared Services Center
Kraków, Poland(1)	Various	Global Business Services Center
Kuala Lumpur, Malaysia(1)	Various	Global Business Services Center
San Jose, Costa Rica(1)	Various	Global Business Services Center
Mumbai, India(1)	Various	Administrative Offices, Labs and Shared Services Center
Caojing, China	Polyurethanes	MDI Manufacturing Facility
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Arlington, Texas	Polyurethanes	Polyurethane Systems House
Azeglio, Italy	Polyurethanes	Polyurethane Systems House
Boisbriand, Canada	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Castelfranco Emilia, Italy	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(2)	Polyurethanes	Polyurethane Systems House
Deer Park, Australia(1)	Polyurethanes	Polyurethane Systems House
Dubai, United Arab Emirates	Polyurethanes	Polyurethane Systems House
Georgsmarienhütte, Germany	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey	Polyurethanes	Polyurethane Systems House
King’s Lynn, U.K.(1)	Polyurethanes	Polyurethane Systems House
Kuan Yin, Taiwan	Polyurethanes	Polyurethane Systems House
Obninsk, Russia	Polyurethanes	Polyurethane Systems House
Pune, India(1)	Polyurethanes	Polyurethane Systems House
Tianjin, China(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House and Technology Center
Jinshan, China(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Nanjing, China(3)	Polyurethanes	PO and MTBE Manufacturing Facilities
Houston, Texas(1)	Polyurethanes	Polyols Manufacturing Facility
Ho Chi Minh City, Vietnam(1)	Polyurethanes and Advanced Materials	Polyurethane Systems House and Formulating Facility
Wilton, U.K.	Polyurethanes	Aniline and Nitrobenzene Manufacturing Facilities
Rotterdam, The Netherlands(1)	Polyurethanes	MDI Manufacturing Facility, Polyols Manufacturing Facilities, Polyurethane Systems House and Shared Services Center
Geismar, Louisiana(4)	Polyurethanes and Performance Products	MDI, Nitrobenzene(4), Aniline(4), Polyols and Maleic Anhydride Manufacturing Facilities, Polyurethane Systems House
Frankfurt, Germany(1)	Polyurethanes, Performance Products and Advanced Materials	Polyurethanes, Performance Products and Advanced Materials Regional Headquarters
Tienen, Belgium(1)	Polyurethanes and Performance Products	Global Technology Center
Shanghai, China(1)	Polyurethanes, Performance Products and Advanced Materials	Polyurethanes, Performance Products and Advanced Materials Regional Headquarters, Global Technology Center, Shared Services Center and Polyurethane Systems House
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(5)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary	Performance Products	Amines Manufacturing Facility
Port Neches, Texas	Performance Products	Amines Manufacturing Facility

Moers, Germany(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Ashtabula, Ohio	Advanced Materials	Formulating and Synthesis Facility
Duxford, U.K.	Advanced Materials	Formulating and Synthesis Facility
McIntosh, Alabama	Advanced Materials	Formulating and Synthesis Facility
Monthey, Switzerland	Advanced Materials	Formulating and Synthesis Facility
Panyu, China(6)	Advanced Materials	Formulating and Synthesis Facility
Rock Hill, South Carolina	Advanced Materials	Formulating and Synthesis Facility
Bad Saeckingen, Germany	Advanced Materials	Formulating Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials	Formulating Facility
Akron, Ohio	Advanced Materials	Synthesis Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Pamplona, Spain	Advanced Materials	Synthesis Facility
Merrimack, New Hampshire(1)	Advanced Materials	Research Facility
Basel, Switzerland(1)	Advanced Materials	Technology Center

(1)	Leased land and/or building.
(2)	51%-owned consolidated manufacturing joint venture with Basic Chemical Industries Ltd.
(3)	49% interest in Nanjing Jinling Huntsman New Material Co., Ltd., our unconsolidated manufacturing joint venture with Sinopec.
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

Peter R. Huntsman, age 61, is Chairman of the Board, President and Chief Executive Officer of our Company. Peter R. Huntsman has served as Chairman of the Board since January 2018 and as a director of our company and affiliated companies since 1994. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries.

Phil Lister, age 52, is Executive Vice President and Chief Financial Officer. Mr. Lister was appointed to this position in July 2021. From May 2019 to June 2021, Mr. Lister served as Vice President, Corporate Development. From April 2011 to April 2019, Mr. Lister served in Huntsman’s Polyurethanes division as Vice President, Global Finance and Controller, a role including divisional leadership of strategic planning as well as mergers and acquisitions. Prior to that, Mr. Lister served in numerous financial and business roles in Polyurethanes both in Europe and in the U.S. Mr. Lister joined Huntsman in July 1999 with the ICI acquisition. Mr. Lister is a U.K. Chartered Management Accountant.

David Stryker, age 66, is Executive Vice President, General Counsel and Secretary. Mr. Stryker was appointed to this position in June 2013. Prior to joining Huntsman, Mr. Stryker served as Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of the BASF Corporation since 2004. Previously, he was Associate General Counsel and Chief Compliance Officer at Siemens Corporation and, prior to that, a partner at the law firm of Kirkland & Ellis. Mr. Stryker started his legal career as a judicial clerk to the Honorable Robert H. Bork on the U.S. Court of Appeals for the D.C. Circuit.

Anthony P. Hankins, age 67, is Division President, Polyurethanes and Chief Executive Officer, Asia Pacific. Mr. Hankins was appointed to these positions in March 2004 and February 2011, respectively. From May 2003 to February 2004, Mr. Hankins served as President, Performance Products, from January 2002 to April 2003, he served as Global Vice President, Rigids Division for our Polyurethanes segment, from October 2000 to December 2001, he served as Vice President—Americas for our Polyurethanes segment, and from March 1998 to September 2000, he served as Vice President—Asia Pacific for our Polyurethanes segment. Mr. Hankins worked for ICI from 1980 to February 1998, when he joined our Company. At ICI, Mr. Hankins held numerous management positions in the plastics, fibers and polyurethanes businesses. He has extensive international experience, having held senior management positions in Europe, Asia and the U.S.

Jan Buberl, age 49, is Division President, Performance Products. Mr. Buberl was appointed to this position in August 2024. Prior to that time, Mr. Buberl served as Vice President—Americas for our Polyurethanes segment and as a director of our Chinese PO/MTBE joint venture with Sinopec since January 2019. From June 2017 through December 2018, Mr. Buberl served as Vice President, Color Pigments at Venator Materials PLC, and from October 2014 to June 2017, he served as Vice President, Color Pigments of our former pigments and additives business. Prior to joining Huntsman in October 2014, Mr. Buberl spent eighteen years with BASF in various global roles. Mr. Buberl holds a master’s degree in international marketing and a master’s degree in business administration.

Scott J. Wright, age 53, is Division President, Advanced Materials. Mr. Wright was appointed to this position in June 2016. Prior to that time, Mr. Wright served as Vice President of Huntsman Advanced Materials—Europe, Middle East & Africa since 2011. Before joining Huntsman’s Advanced Materials segment, Mr. Wright spent 15 years in Huntsman’s former pigments and additives business in a number of roles of increasing responsibility including product development, business planning, marketing and sales. Prior to joining Huntsman in July 1999, Mr. Wright worked with ICI.

Brittany Benko, age 50, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence and Corporate Sustainability Officer. Prior to joining Huntsman in August 2020, Ms. Benko served as Vice President, Health, Safety, Environment and Regulatory at Southwestern Energy Company. Previously, Ms. Benko served in a variety of EHS roles with increasing responsibility at several companies including Anadarko Petroleum Corporation, Chesapeake Energy Corporation and BP.

R. Wade Rogers, age 59, is Senior Vice President, Global Human Resources and Chief Compliance Officer. Mr. Rogers has held the position of Senior Vice President, Global Human Resources since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

Steven C. Jorgensen, age 56, is Vice President and Controller. Prior to his appointment to this position in August 2021, Mr. Jorgensen served as Vice President Finance and Controller in Huntsman’s Performance Products division since January 2017, as Vice President of Accounting Shared Services and Internal Controls since February 2012, as Vice President of Internal Audit and Internal Controls since May 2007 and other positions since joining Huntsman in May 2004. Prior to joining Huntsman, Mr. Jorgensen served as an Internal Audit Manager at General Electric Consumer Finance and a Senior Audit Manager at Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant.

Twila Day, age 63, is Vice President and Chief Information Officer. Ms. Day was appointed to this position upon joining Huntsman in November 2018. Prior to joining Huntsman, Ms. Day was Managing Director, National Practice Lead for Technology Services, and a member of the executive committee at Alvarez & Marsal. Previously, Ms. Day served at SYSCO Corporation for more than 20 years in a variety of positions, culminating in her appointment as Senior Vice President Information Technology and Chief Information Officer.

Kevin C. Hardman, age 61, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager with the accounting firm of Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master’s degree in tax accounting.

Ivan Marcuse, age 48, is Vice President, Investor Relations and Corporate Development. Prior to joining Huntsman in April 2017, Mr. Marcuse served as Director, Equity Research, Specialty Chemicals for KeyBanc Capital Markets Inc. from August 2011 to February 2017. Previously, he was Vice President, Equity Research, Building Products and Materials, for Northcoast Research. Mr. Marcuse is a CFA charterholder and holds a master’s degree in business administration.

Claire Mei, age 50, is Vice President and Treasurer. Ms. Mei was appointed to this role upon joining Huntsman in August of 2018. Prior to joining Huntsman, Ms. Mei served as Vice President and Treasurer at Chobani Global Holdings since November 2016. Previously, Ms. Mei served in a variety of treasury and financial roles with increasing responsibility at several companies including Kraft Foods, PepsiCo, and Hyatt Corporation. Ms. Mei was also a management consultant with McKinsey & Company in Shanghai, China. Ms. Mei holds a master’s degree in business administration.

Rachel Muir, age 51, is Vice President, Deputy General Counsel and Assistant Secretary. Ms. Muir was appointed to this position in May 2022. Ms. Muir joined Huntsman in 2007 and has held multiple positions of increasing responsibility in the legal department. Prior to joining Huntsman, Ms. Muir was an associate attorney at the law firm of Ballard Spahr LLP. Ms. Muir started her legal career at Gibson, Dunn & Crutcher LLP.

Pierre Poukens, age 62, is Vice President, Internal Audit, a position he has held since February 2012. Mr. Poukens was Director of Internal Audit from April 2005 to January 2012 and joined Huntsman as Internal Audit Manager in January 2000. Prior to joining Huntsman, Mr. Poukens held various accounting and auditing positions with European companies in Belgium. Mr. Poukens is a Certified Internal Auditor.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information And Holders

Our common stock is listed on the New York Stock Exchange under the symbol “HUN.” As of February 4, 2025, there were approximately 100 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $16.51 per share.

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

Purchases Of Equity Securities By The Company

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2024.

			Total number of	Approximate
			shares purchased	dollar value of
	Total number	Average	as part of publicly	shares that may yet
	of shares	price paid	announced plans	be purchased under
	purchased	per share(1)	or programs(2)	the plans or programs(2)
October 1 - October 31	74	$22.45	—	$547,000,000
November 1 - November 30	—	—	—	547,000,000
December 1 - December 31	73	19.88	—	547,000,000
Total	147	21.17	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)

On October 26, 2021, our Board of Directors announced a new share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our existing share repurchase program from $1 billion of repurchases to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2024, we did not repurchase any shares of our common stock under this program.

Performance graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2019 through December 31, 2024, with the cumulative total returns of (i) the S&P 500 Index and (ii) our 2024 performance peers, which consists of 12 chemical companies whose valuations are influenced by similar financial measures and against whom we compete for market share and investor capital (the “2024 Performance Peers”). The comparison assumes $100 was invested on December 31, 2019 in our common stock as well as in the S&P 500 Index and the 2024 Performance Peers and assumes reinvestment of dividends, as applicable. The figures in the graph below are rounded to the nearest dollar. All data in the graph have been provided by S&P Global. In accordance with SEC requirements, the return for each issuer has been weighted according to the respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated.

The 2024 Performance Peers consist of the following companies: Ashland Global Holdings Inc., BASF Corp, Celanese Corporation, Clariant AG, Covestro AG, Dow Inc., Eastman Chemical Company, Evonik, H.B. Fuller Company, Lanxess AG, Trinseo S.A. and Westlake Chemical Corp. The 2024 Performance Peers are used to evaluate our total stockholder return relative to them and pay performance share units based on our performance. More information about how the 2024 Performance Peers is used to pay performance share units will be disclosed in the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ReSULTS OF OPERATIONS

As discussed in “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our consolidated financial statements, the results from continuing operations primarily exclude the results of our Textile Effects Business for all periods presented. For each of our Company and Huntsman International, the following tables set forth our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022 (in millions, except per share amounts).

Huntsman Corporation

	December 31,			Percent change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues	$6,036	$6,111	$8,023	(1)%	(24)%
Cost of goods sold	5,170	5,205	6,477	(1)%	(20)%
Gross profit	866	906	1,546	(4)%	(41)%
Operating expenses	793	804	788	(1)%	2%
Restructuring, impairment and plant closing costs	39	18	86	117%	(79)%
Gain on acquisition of assets, net	(51)	—	—	NM	—
Prepaid asset write-off	71	—	—	NM	—
Loss on dissolution of subsidiaries(4)	39	—	—	NM	—
Operating (loss) income	(25)	84	672	NM	(88)%
Interest expense, net	(79)	(65)	(62)	22%	5%
Equity in income of investment in unconsolidated affiliates	44	83	67	(47)%	24%
Other income (expense), net	21	(3)	20	NM	NM
(Loss) income from continuing operations before income taxes	(39)	99	697	NM	(86)%
Income tax expense	(61)	(64)	(186)	(5)%	(66)%
(Loss) income from continuing operations	(100)	35	511	NM	(93)%
(Loss) income from discontinued operations, net of tax	(27)	118	12	NM	883%
Net (loss) income	(127)	153	523	NM	(71)%
Reconciliation of net (loss) income to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(62)	(52)	(63)	19%	(17)%
Interest expense, net from continuing operations	79	65	62	22%	5%
Income tax expense from continuing operations	61	64	186	(5)%	(66)%
Income tax (benefit) expense from discontinued operations	(11)	17	19	NM	(11)%
Depreciation and amortization of continuing operations	289	278	281	4%	(1)%
Depreciation and amortization of discontinued operations	—	—	12	—	(100)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	21	4	12
EBITDA from discontinued operations(2)	38	(135)	(43)
Fair value adjustments to Venator investment, net and other tax matter adjustments	(12)	5	12
Certain legal and other settlements and related expenses(3)	13	6	7
Costs associated with the Albemarle Settlement, net	—	—	3
Loss on sale of business/assets	1	—	—
Loss on dissolution of subsidiaries(4)	39	—	—
Income from transition services arrangements	—	—	(2)
Certain nonrecurring information technology project implementation costs	—	5	5
Amortization of pension and postretirement actuarial losses	39	37	49
Plant incident remediation credits	—	—	(4)
Restructuring, impairment and plant closing and transition costs(5)	46	25	96
Adjusted EBITDA(1)	$414	$472	$1,155	(12)%	(59)%

Net cash provided by operating activities from continuing operations	$285	$251	$892	14%	(72)%
Net cash (used in) provided by investing activities from continuing operations	(126)	309	(260)	NM	NM
Net cash used in financing activities	(326)	(620)	(994)	(47)%	(38)%
Capital expenditures from continuing operations	(184)	(230)	(272)	(20)%	(15)%

Amounts attributable to Huntsman Corporation:
(Loss) income from continuing operations	$(162)	$(17)	$448
(Loss) income from discontinued operations, net of tax	(27)	118	12
Net (loss) income	$(189)	$101	$460

Huntsman International

	December 31,			Percent change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues	$6,036	$6,111	$8,023	(1)%	(24)%
Cost of goods sold	5,170	5,205	6,477	(1)%	(20)%
Gross profit	866	906	1,546	(4)%	(41)%
Operating expenses	790	801	784	(1)%	2%
Restructuring, impairment and plant closing costs	39	18	86	117%	(79)%
Gain on acquisition of assets, net	(51)	—	—	NM	—
Prepaid asset write-off	71	—	—	NM	—
Loss on dissolution of subsidiaries(4)	39	—	—	NM	—
Operating (loss) income	(22)	87	676	NM	(87)%
Interest expense, net	(79)	(65)	(62)	22%	5%
Equity in income of investment in unconsolidated affiliates	44	83	67	(47)%	24%
Other income (expense), net	21	(3)	19	NM	NM
(Loss) income from continuing operations before income taxes	(36)	102	700	NM	(85)%
Income tax expense	(62)	(65)	(188)	(5)%	(65)%
(Loss) income from continuing operations	(98)	37	512	NM	(93)%
(Loss) income from discontinued operations, net of tax	(27)	118	12	NM	883%
Net (loss) income	(125)	155	524	NM	(70)%
Reconciliation of net (loss) income to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(62)	(52)	(63)	19%	(17)%
Interest expense, net from continuing operations	79	65	62	22%	5%
Income tax expense from continuing operations	62	65	188	(5)%	(65)%
Income tax (benefit) expense from discontinued operations	(11)	17	19	NM	(11)%
Depreciation and amortization of continuing operations	289	278	281	4%	(1)%
Depreciation and amortization of discontinued operations	—	—	12	—	(100)%
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	21	4	12
EBITDA from discontinued operations(2)	38	(135)	(43)
Fair value adjustments to Venator investment, net and other tax matter adjustments	(12)	5	12
Certain legal and other settlements and related expenses(3)	13	6	7
Costs associated with the Albemarle Settlement, net	—	—	3
Loss on sale of business/assets	1	—	—
Loss on dissolution of subsidiaries(4)	39	—	—
Income from transition services arrangements	—	—	(2)
Certain nonrecurring information technology project implementation costs	—	5	5
Amortization of pension and postretirement actuarial losses	39	37	49
Plant incident remediation credits	—	—	(4)
Restructuring, impairment and plant closing and transition costs(5)	46	25	96
Adjusted EBITDA(1)	$417	$475	$1,158	(12)%	(59)%

Net cash provided by operating activities from continuing operations	$285	$253	$895	13%	(72)%
Net cash used in investing activities from continuing operations	(138)	(42)	(1,277)	229%	(97)%
Net cash (used in) provided by financing activities	(314)	(271)	22	16%	NM
Capital expenditures from continuing operations	(184)	(230)	(272)	(20)%	(15)%

Amounts attributable to Huntsman International:
(Loss) income from continuing operations	$(160)	$(15)	$449
(Loss) income from discontinued operations, net of tax	(27)	118	12
Net (loss) income	$(187)	$103	$461

Huntsman Corporation

	Year ended			Year ended			Year ended
	December 31, 2024			December 31, 2023			December 31, 2022
		Tax			Tax			Tax
	Gross	and other(6)	Net	Gross	and other(6)	Net	Gross	and other(6)	Net
Reconciliation of net (loss) income to adjusted net (loss) income(1):
Net (loss) income			$(127)			$153			$523
Net income attributable to noncontrolling interests			(62)			(52)			(63)
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	$21	$(17)	4	$4	$(1)	3	$12	$(2)	10
Loss (income) from discontinued operations(2)	38	(11)	27	(135)	17	(118)	(43)	31	(12)
Fair value adjustments to Venator investment, net and other tax matter adjustments	(12)	3	(9)	5	—	5	12	—	12
Certain legal and other settlements and related expenses(3)	13	(3)	10	6	(1)	5	7	(2)	5
Costs associated with the Albemarle Settlement, net	—	—	—	—	—	—	3	(1)	2
Loss on sale of business/assets	1	—	1	—	—	—	—	—	—
Loss on dissolution of subsidiaries(4)	39	—	39	—	—	—	—	—	—
Income from transition services arrangements	—	—	—	—	—	—	(2)	—	(2)
Certain nonrecurring information technology project implementation costs	—	—	—	5	(1)	4	5	(1)	4
Amortization of pension and postretirement actuarial losses	39	(3)	36	37	(6)	31	49	(11)	38
Plant incident remediation credits	—	—	—	—	—	—	(4)	1	(3)
Establishment of significant deferred tax asset valuation allowances(7)	—	23	23	—	14	14	—	49	49
Income tax settlement related to U.S. Tax Reform Act	—	5	5	—	—	—	—	—	—
Restructuring, impairment and plant closing and transition costs(5)	46	(6)	40	25	(3)	22	96	(23)	73
Adjusted net (loss) income(1)			$(13)			$67			$636

Weighted average shares-basic			172.1			177.4			201.0
Weighted average shares-diluted			172.1			177.4			203.0

Basic net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.94)			$(0.10)			$2.23
(Loss) income from discontinued operations			(0.16)			0.67			0.06
Net (loss) income			$(1.10)			$0.57			$2.29

Diluted net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.94)			$(0.10)			$2.21
(Loss) income from discontinued operations			(0.16)			0.67			0.06
Net (loss) income			$(1.10)			$0.57			$2.27

Other non-GAAP measures:
Diluted adjusted net (loss) income per share(1)			$(0.08)			$0.37			$3.13

Net cash provided by operating activities from continuing operations			$285			$251			$892
Capital expenditures from continuing operations			(184)			(230)			(272)
Free cash flow from continuing operations(1)			$101			$21			$620

Effective tax rate			(156)%			65%			27%
Impact of non-GAAP adjustments(8)			211%			(31)%			(7)%
Adjusted effective tax rate(1)			55%			34%			20%

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”
(2)	Includes the net (loss) gain on the sale of our Textile Effects Business. In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.
(3)	Certain legal and other settlements and related expenses for the year ended December 31, 2024 includes approximately $10 million related to the settlement of a claim in connection with a commercial dispute.
(4)	Loss on dissolution of subsidiaries for the year ended December 31, 2024 relates to the elimination and non-cash recognition of cumulative translation adjustments from accumulated other comprehensive loss due to the liquidation of certain subsidiaries.
(5)

Includes costs associated with transition activities relating primarily to our Corporate program to optimize our global approach to managed services in various information technology functions and our program to realign our cost structure in Europe.

(6)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.
(7)	During the years ended December 31, 2024, 2023 and 2022, we established significant deferred tax asset valuation allowances of $23 million, $14 million and $49 million, respectively, in Germany, Luxembourg, the U.K. and the Netherlands. We eliminated the effect of these significant deferred tax asset valuation allowances from our presentation of adjusted net income to allow investors to better compare our ongoing financial performance from period to period.
(8)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net (loss) income to adjusted net (loss) income noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments, net; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related expenses; (e) costs associated with the Albemarle settlement, net; (f) loss on sale of business/assets; (g) loss on dissolution of subsidiaries; (h) income from transition services arrangements; (i) certain nonrecurring information technology project implementation costs; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation credits; and (l) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses and purchase accounting inventory adjustments, net; (b) (loss) income from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related expenses; (e) costs associated with the Albemarle settlement, net; (f) loss on sale of business/assets; (g) loss on dissolution of subsidiaries; (h) income from transition services arrangements; (i) certain nonrecurring information technology project implementation costs; (j) amortization of pension and postretirement actuarial losses; (k) plant incident remediation credits; (l) establishment of significant deferred tax asset valuation allowances; (m) income tax settlement related to U.S. Tax Reform Act; and (n) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

For the year ended December 31, 2024, loss from continuing operations attributable to Huntsman Corporation was $162 million as compared with $17 million in the 2023 period. For the year ended December 31, 2024, loss from continuing operations attributable to Huntsman International was $160 million as compared with $15 million in the 2023 period. The decreases noted above were the result of the following items:

●

Revenues for the year ended December 31, 2024 decreased by $75 million, or 1%, as compared with the 2023 period. The decrease was primarily due to lower average selling prices in all our segments, partially offset by higher sales volumes in all our segments. See “—Segment Analysis” below.

●

Gross profit for the year ended December 31, 2024 decreased by $40 million, or 4%, as compared with the 2023 period. The decrease resulted primarily from lower gross profits in our Performance Products segment. See “—Segment Analysis” below.

●

Restructuring, impairment and plant closing costs for the year ended December 31, 2024 increased by $21 million, or 117%, as compared with the 2023 period. For more information on restructuring activities, see “Note 12. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements.

●	Gain on acquisition of assets, net was approximately $51 million for the year ended December 31, 2024 representing a net bargain purchase gain related to the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our consolidated financial statements.

●	Prepaid asset write-off was approximately $71 million for the year ended December 31, 2024. Concurrent with the acquisition of assets of SLIC, we wrote off certain prepaid assets related to operating agreements with SLIC and other joint venture partners. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our consolidated financial statements.

●	Loss on dissolution of subsidiaries was approximately $39 million for the year ended December 31, 2024 related to the elimination and non-cash recognition of cumulative translation adjustments from accumulated other comprehensive loss due to the liquidation of certain subsidiaries in the fourth quarter of 2024.

●	Interest expense, net for the year ended December 31, 2024 increased by $14 million, or 22%, as compared with the 2023 period. The increase resulted primarily from higher borrowings under our 2022 $1.2 billion senior unsecured revolving credit facility (“2022 Revolving Credit Facility”).

●	Equity in income of investment in unconsolidated affiliates for the year ended December 31, 2024 decreased to $44 million from $83 million in the 2023 period, primarily related to a decrease in income at our PO/MTBE joint venture with China, in which we hold a 49% interest.

●	Other income (expense), net for the year ended December 31, 2024 was income of $21 million as compared with expense of $3 million in the 2023 period, primarily due to a decrease in losses related to the fair value adjustments to our investment in Venator, as well as income recognized during the year ended December 31, 2024 for the resolution of certain matters related to the 2017 separation of our titanium dioxide and performance additives business.

●

Our income tax expense for the year ended December 31, 2024 was $61 million as compared with $64 million in the 2023 period. The income tax expense of Huntsman International for the year ended December 31, 2024 was $62 million as compared with $65 million in the 2023 period. Our income tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate along with the impact of valuation allowances in certain tax jurisdictions. In particular, we recognize tax expense in jurisdictions with pre-tax income, but do not recognize a tax benefit of pre-tax losses in jurisdictions with valuation allowances. In addition, in 2024 we recognized discrete tax expenses for settlement of U.S. tax reform items of approximately $5 million and discrete establishments of valuation allowances of approximately $29 million, which were greater than the valuation allowance net establishments of approximately $16 million in 2023. For more information concerning income taxes, see “Note 19. Income Taxes” to our consolidated financial statements.

Segment Analysis

			Percent
			favorable
	Year ended December 31,		(unfavorable)
(Dollars in millions)	2024	2023	change
Revenues
Polyurethanes	$3,900	$3,865	1%
Performance Products	1,109	1,178	(6)%
Advanced Materials	1,055	1,092	(3)%
Total reportable segments’ revenues	6,064	6,135	(1)%
Intersegment eliminations	(28)	(24)	NM
Total	$6,036	$6,111	(1)%

Huntsman Corporation
Adjusted EBITDA(1)
Polyurethanes	$245	$248	(1)%
Performance Products	153	201	(24)%
Advanced Materials	179	186	(4)%
Total reportable segments’ adjusted EBITDA	577	635	(9)%
Corporate and other	(163)	(163)	—
Total	$414	$472	(12)%

Huntsman International
Adjusted EBITDA(1)
Polyurethanes	$245	$248	(1)%
Performance Products	153	201	(24)%
Advanced Materials	179	186	(4)%
Total reportable segments’ adjusted EBITDA	577	635	(9)%
Corporate and other	(160)	(160)	—
Total	$417	$475	(12)%

NM—Not meaningful
(1)

For more information, including reconciliation of total reportable segments’ adjusted EBITDA to (loss) income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 26. Operating Segment Information” to our consolidated financial statements.

	Year ended December 31, 2024 vs 2023
	Average selling prices(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(7)%	—	8%
Performance Products	(7)%	—	1%
Advanced Materials	(8)%	—	5%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.
(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for 2024 compared to 2023 was primarily due to higher sales volumes, partially offset by lower MDI average selling prices. Sales volumes increased primarily due to improved demand and share gains in certain markets, including insulation and composite wood panels. MDI average selling prices decreased primarily due to competitive pressures. The minimal decrease in segment adjusted EBITDA was primarily due to lower MDI average selling prices and lower equity earnings from our minority-owned joint venture in China, partially offset by lower raw materials costs, lower fixed costs and higher sales volumes.

Performance Products

The decrease in revenues in our Performance Products segment for 2024 compared to 2023 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to competitive pressure. Sales volumes increased primarily due to improved demand and volume improvement initiatives across certain markets, including fuel and lubricant additives and coatings and adhesives. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices, partially offset by higher sales volumes and lower raw materials costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for 2024 compared to 2023 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to unfavorable sales mix. Sales volumes increased in our infrastructure, general industry and aerospace markets driven by market recovery. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, last-in first-out (“LIFO”) inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. Adjusted EBITDA from Corporate and other for Huntsman Corporation remained the same, a loss of $163 million, for 2024 as compared to 2023. Adjusted EBITDA from Corporate and other for Huntsman International remained the same, a loss of $160 million, for 2024 as compared to 2023. The impact on adjusted EBITDA from Corporate and other resulted primarily from decreases in corporate overhead costs and unallocated foreign currency exchange losses, offset by an increase in LIFO valuation losses.

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

For a comparison of both our results of operations and segment analysis for the fiscal years ended December 31, 2023 and 2022, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instruction I of Form 10-K.

Cash Flows For Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

 Net cash provided by operating activities from continuing operations for 2024 and 2023 was $285 million and $251 million, respectively. The increase in net cash provided by operating activities from continuing operations during 2024 compared with 2023 was primarily attributable to an increase of $42 million in dividends received from unconsolidated subsidiaries and a net cash inflow of $29 million related to changes in operating assets and liabilities for 2024 as compared with 2023, partially offset by a decrease of $37 million in operating (loss) income from continuing operations adjusted for noncash activities as noted in our consolidated statements of cash flows.

Net cash (used in) provided by investing activities from continuing operations for 2024 and 2023 was $(126) million and $309 million, respectively. During 2024 and 2023, we paid $184 million and $230 million, respectively, for capital expenditures. During 2024, we received approximately $30 million as an interim liquidating distribution from SLIC, we received $16 million for the sale of businesses, net, primarily related to the resolution of net working capital of $12 million from the sale of our Textile Effects Business, and we received $11 million related to the sale of assets. During 2023, we received $544 million for the sale of businesses, net, primarily related to net proceeds of $530 million from the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our consolidated financial statements.

Net cash used in financing activities for 2024 and 2023 was $326 million and $620 million, respectively. During 2024, we received proceeds of approximately $350 million related to the issuance of our 5.70% senior notes due 2034 (“2034 Senior Notes”). See “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our consolidated financial statements. During 2024, HPS paid approximately $218 million against the note payable with SLIC for the acquisition of assets. “See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our consolidated financial statements. During 2024 and 2023, we repaid $169 million and $51 million, respectively, against the outstanding balances under our 2022 Revolving Credit Facility and our U.S. accounts receivable securitization program (“U.S. A/R Program”) and European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”). During 2023, we paid $349 million for repurchases of our common stock.

Free cash flow from continuing operations for 2024 and 2023 were proceeds of cash of $101 million and $21 million, respectively. The increase in free cash flow from continuing operations was attributable to an increase in cash provided by operating activities from continuing operations and a decrease in cash used for capital expenditures during 2024 as compared with 2023.

Cash Flows For Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

For a comparison of our cash flows for the fiscal years ended December 31, 2023 and 2022, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	December 31,	December 31,	(Decrease)	Percent
	2024	2023	increase	change
Cash and cash equivalents	$340	$540	$(200)	(37)%
Accounts and notes receivable, net	725	753	(28)	(4)%
Inventories	917	867	50	6%
Prepaid expenses	114	92	22	24%
Other current assets	29	62	(33)	(53)%
Total current assets	2,125	2,314	(189)	(8)%
Accounts payable	770	719	51	7%
Accrued liabilities	416	395	21	5%
Current portion of debt	325	12	313	NM
Current operating lease liabilities	54	46	8	17%
Total current liabilities	1,565	1,172	393	34%
Working capital	$560	$1,142	$(582)	(51)%

Our working capital decreased by $582 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $200 million resulted from the matters identified on our consolidated statements of cash flows. See also “—Cash Flows Year Ended December 31, 2024 Compared with Year Ended December 31, 2023.”

●	Inventories increased by $50 million primarily due to higher sales volumes.

●	Prepaid expenses increased by $22 million primarily due to higher prepaid information technology costs.

●	Other current assets decreased by $33 million primarily due to lower bank accepted drafts and lower current income tax receivable.

●	Accounts payable increased by $51 million primarily due to higher inventory purchases and improved terms.

●	Accrued liabilities increased by $21 million primarily due to increases in accrued income taxes, accrued interest, accrued rebates and accrued environmental liabilities, partially offset by a decrease in accrued payroll and taxes other than income.

●	Current portion of debt increased by $313 million primarily due to the outstanding balance on our 4.25% senior notes due April 2025 (“2025 Senior Notes”) that are now classified as current debt.

Liquidity

Short-Term Liquidity

We depend upon our cash, our 2022 Revolving Credit Facility, our A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2024, we had $1,719 million of combined cash and unused borrowing capacity, consisting of $340 million in cash, $1,197 million in availability under our 2022 Revolving Credit Facility and $182 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

●	During 2025, we expect to spend between approximately $180 million to $190 million on capital expenditures. Our future expenditures include certain environmental, health and safety upgrades; expansions and upgrades of our existing manufacturing and other facilities; construction of new facilities; certain cost reduction projects, including those described below; and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.
●	During 2025, we expect to make contributions to our pension and postretirement benefit plans of approximately $35 million.
●	Our €300 million 2025 Senior Notes are scheduled to mature on April 1, 2025. Accordingly, an approximate €306 million (approximately $320 million as of December 31, 2024) payment for the principal and the unpaid, accrued interest will be made from our available liquidity.
●	On January 31, 2024, we completed the planned separation and acquisition of assets of SLIC, our manufacturing joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets has been determined based on an asset valuation, which was completed in the second quarter of 2024. The acquisition of the assets was funded in part with HPS issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, which was repaid in full in the second quarter of 2024 using available funds at HPS. During the third quarter of 2024, we received approximately $64 million of cash from SLIC, of which $34 million was a dividend and $30 million was an interim liquidating distribution. Upon the full liquidation of the joint venture, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, will be distributed back to the joint venture partners. We currently anticipate that approximately RMB 300 million (approximately $40 million as of December 31, 2024) will be distributed as a liquidating distribution and return of investment upon full liquidation, which we anticipate will be completed in 2025.
●	On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma, and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which includes adjustments to the purchase price for working capital, plus the assumption of underfunded pension liabilities. During the year ended December 31, 2024, we paid cash taxes of approximately $11 million, and we expect to pay additional cash taxes of approximately $2 million and expect to pay cash for contingencies and post-closing indemnifications in future periods related to the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our consolidated financial statements.
●

During 2020 and 2021, management implemented cost realignment and synergy plans and, in November 2022, committed to further plans to realign our cost structure with additional restructuring in Europe, including exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with these plans, we have achieved combined annualized cost savings and synergy benefits in excess of $280 million. Associated with these plans, we expect total cash costs of approximately $300 million (including approximately $60 million of capital expenditures) through 2026, of which we have spent approximately $275 million through the end of 2024 (including approximately $44 million of capital expenditures). Of the remaining cash costs, the majority will be payments related to our restructuring in Europe, primarily for personnel who have exited as of the end of 2023 as well as capital expenditures related to our research and development footprint, which is included in our overall future capital expenditures projections.

●	As of December 31, 2024, we have approximately $547 million remaining under the authorization of our existing share repurchase program. Repurchases may be commenced or suspended from time to time without prior notice.

Long-Term Liquidity

	●	On September 26, 2024, Huntsman International completed a $350 million offering of its 2034 Senior Notes. Huntsman International used the net proceeds from the offering for general corporate purposes, including repayment of debt. The 2034 Senior Notes bear interest at 5.70% per year, payable semi-annually on April 15 and October 15 of each year, and will mature on October 15, 2034. For more information, see “Note 8. Debt—Direct and Subsidiary Debt—Senior Notes” to our consolidated financial statements.
	●	On January 22, 2024, we entered into an amendment to our U.S. A/R Program that extended the scheduled maturity date of our U.S. A/R Program from July 2024 to January 2027. In addition, on January 31, 2024, we entered into an amendment to our EU A/R Program, effective as of February 15, 2024, that extended the scheduled maturity date of our EU A/R Program from July 2024 to July 2027. Aside from the extended maturity dates, these amendments to our A/R Programs secured substantially similar terms as those in the prior agreements.
`	●	On February 6, 2025, the Louisiana Supreme Court affirmed the jury verdict and district court judgment in our favor in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site, and entered a damages award consistent with Huntsman’s expert witness testimony at trial. The case was filed after Praxair refused to maintain properly its own Geismar facility and then repeatedly failed to supply our requirements for industrial gases needed to manufacture MDI under long-term supply contracts that expired in 2013. We are evaluating our options with respect to this latest ruling which would result in a final award of approximately $42.5 million or, after adding mandatory pre-judgment and post-judgment interest approximately $65 million. Taking into account taxes and legal fees, we would expect to receive net proceeds of approximately $25 million to $30 million. We have not yet recognized the award in our consolidated statements of operations, and the timing of the resolution of this matter is uncertain.

As of December 31, 2024, we had $325 million classified as current portion of debt, including $313 million outstanding under our 2025 Senior Notes, debt at our variable interest entities of  $9 million and certain other short-term facilities and scheduled amortization payments totaling $3 million. We intend to renew, repay or extend these short-term facilities in the next twelve months.

As of December 31, 2024, we had approximately $280 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

Income Taxes

Deferred income taxes reflect the net effects of temporary differences between assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized; valuation allowances are recorded to offset deferred tax assets unlikely to be realized. Valuation allowances are reviewed each period on a tax jurisdiction basis and analyzed to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits our ability to consider other evidence, such as our projections for the future. Changes in expected future taxable income and tax planning strategies in applicable jurisdictions affect our assessment of the realization of deferred tax assets. Our judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning strategy associated with utilizing a deferred tax asset. As of December 31, 2024, we had total valuation allowances of $255 million, which represents an increase of $34 million from the prior year, and we have recognized a net deferred tax liability of $135 million. See “Note 19. Income Taxes” to our consolidated financial statements for more information regarding our deferred tax assets and valuation allowances.

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

We retain third party actuaries to assist us with judgments necessary to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effects of a 1% change in three key assumptions are summarized as follows (dollars in millions):

	Statement of	Balance sheet
Assumptions	operations(1)	impact(2)
Discount rate
—1% increase	$(13)	$(226)
—1% decrease	18	263
Expected long-term rates of return on plan assets
—1% increase	(23)	—
—1% decrease	23	—
Rate of compensation increase
—1% increase	3	28
—1% decrease	(3)	(17)

(1)	Estimated (decrease) increase on 2024 net periodic benefit cost
(2)	Estimated (decrease) increase on December 31, 2024 pension and postretirement liabilities and accumulated other comprehensive loss

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2024, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Huntsman Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Houston, Texas
February 18, 2025

ITEM 9B. OTHER INFORMATION

Credit Facility Amendment

On February 12, 2025, Huntsman International entered into a First Amendment to the 2022 Revolving Credit Facility (the “First Amendment”). The First Amendment amends the financial covenant regarding the leverage ratio of Huntsman International and its subsidiaries to increase the maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as those terms are defined in the 2022 Revolving Credit Facility) through the quarter ending December 31, 2025. The foregoing does not constitute a complete summary of the terms of the First Amendment. The description of the terms of the First Amendment is qualified in its entirety by reference to such agreement, attached hereto as Exhibit 10.43 and incorporated herein by reference.

Amended and Restated CEO Severance Agreement

On February 14, 2025, the Company and Peter R. Huntsman, the Chairman of the Board, President and Chief Executive Officer of the Company, entered into a Third Amended and Restated Severance Agreement (the “Revised Agreement”). The Revised Agreement amended and restated the Second Amended and Restated Severance Agreement (the “Prior Agreement”), dated February 14, 2020, between the Company and Mr. Huntsman.

The Revised Agreement amended the Prior Agreement by extending the initial term of the Prior Agreement from February 19, 2025 to February 14, 2030, with an automatic annual renewal thereafter, and included other changes to conform the terms of the Revised Agreement to current Company policies and programs.

The foregoing description of the Revised Agreement is not complete and is qualified in its entirety by reference to the full text of the Revised Agreement, attached hereto as Exhibit 10.44 and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report for the fiscal year ended December 31, 2024 because we will file a definitive proxy statement for the 2025 Annual Meeting of Stockholders pursuant to Regulation 14A of Exchange Act, not later than 120 days after our fiscal year ended December 31, 2024, and the applicable information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to directors is incorporated herein by reference under the section entitled “Part 2—Board of Directors” in the Proxy Statement. The information relating to certain executive officers and corporate governance matters (including identification of our Audit Committee’s financial expert(s)) is incorporated herein by reference under the sections entitled “Part 3—Corporate Governance” and “Part 6—Audit Committee Matters” in the Proxy Statement. For information regarding executive officers of the registrant, see the information set forth in Part I under the caption “Information about Our Executive Officers” to this Annual Report in reliance on General Instruction G to Form 10-K.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the standards of the New York Stock Exchange. A copy of our policy is filed with this Annual Report as Exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation and our equity compensation plans is incorporated herein by reference under the sections entitled “Part 4—Compensation Discussion and Analysis” and “Part 5—Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to beneficial ownership of our common stock by each director and all directors and officers of our Company as a group will be disclosed under the section entitled “Part 8—Additional Information” in the Proxy Statement and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of five percent of the total outstanding shares of our common stock will be disclosed under the section entitled “Part 8—Additional Information” in the Proxy Statement and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance will be disclosed under the section entitled “Part 5—Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions will be disclosed under the section entitled “Part 8—Additional Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained under the section entitled “Part 6: Audit Committee Matters” in the Proxy Statement and is incorporated herein by reference.

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

3.	Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)	Description of exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Huntsman Corporation	8-K	3.1	April 21, 2023
3.2	Seventh Amended and Restated Bylaws of Huntsman Corporation dated as of April 21, 2023	8-K	3.2	April 21, 2023
4.1	Form of stock certificate of Huntsman Corporation	S-1	4.68	February 8, 2005
4.2	Indenture, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authenticating agent, and Wilmington Trust, National Association, as trustee	8-K	4.1	April 2, 2015
4.3	Form of 4.25% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2)	8-K	4.1	April 2, 2015
4.4	Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee	8-K	4.1	March 13, 2019
4.5	First Supplemental Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee	8-K	4.2	March 13, 2019
4.6	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.5)	8-K	4.3	March 13, 2019
4.7	Second Supplemental Indenture, dated as of May 26, 2021, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee	8-K	4.2	May 26, 2021
4.8	Form of 2.950% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.7)	8-K	4.3	May 26, 2021
4.9*	Description of Securities
4.10	Indenture, dated as of September 26, 2024, by and between Huntsman International LLC and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	September 26, 2024
4.11	First Supplemental Indenture, dated as of September 24, 2024, by and between Huntsman International LLC and U.S. Bank Trust Company, National Association, as trustee	8-K	4.2	September 26, 2024
4.12	Form of 5.700% Senior Notes due 2034 (included as Exhibit A to Exhibit 4.11)	8-K	4.2	September 26, 2024
10.1	Employment Agreement with Anthony Hankins	S-1/A	10.27	January 28, 2005
10.2	Form of Indemnification Agreement	S-1/A	10.25	February 8, 2005
10.3	Amended and Restated Huntsman Supplemental Executive Retirement Plan	8-K	10.1	December 30, 2005
10.4	Huntsman Supplemental Executive MPP Plan	8-K	10.2	December 30, 2005
10.5	Amended and Restated Huntsman Supplemental Savings Plan	8-K	10.3	December 30, 2005
10.6	Huntsman Outside Directors Elective Deferral Plan	8-K	10.4	December 30, 2005
10.7	First Amendment to Huntsman Supplemental Executive Retirement Plan	10-K	10.32	February 22, 2008
10.8	First Amendment to Huntsman Supplemental Executive MPP Plan	10-K	10.33	February 22, 2008
10.9	First Amendment to Huntsman Supplemental Savings Plan	10-K	10.34	February 22, 2008
10.10	Second Amendment to Huntsman Supplemental Savings Plan	10-K	10.35	February 22, 2008
10.11	First Amendment to Huntsman Outside Directors Elective Deferral Plan	10-K	10.36	February 22, 2008

10.12	U.S. Receivables Loan Agreement dated as of October 16, 2009	8-K	10.1	October 22, 2009
10.13	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC	8-K	10.2	October 22, 2009
10.14	Second Amendment to Huntsman Supplemental Executive Retirement Plan	10-K	10.38	February 17, 2011
10.15	Third Amendment to Huntsman Supplemental Executive Retirement Plan	10-K	10.39	February 17, 2011
10.16	Form of Nonqualified Stock Option Agreement effective for grants from February 2, 2011 to May 5, 2016	10-K	10.42	February 17, 2011
10.17	Form of Restricted Stock Unit Agreement for Outside Directors effective for grants from February 2, 2011 to May 5, 2016	10-K	10.43	February 17, 2011
10.18	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011	8-K	10.1	April 20, 2011
10.19	Second Amendment to Huntsman Outside Directors Elective Deferral Plan	10-Q	10.5	May 5, 2011
10.20	Third Amendment to Huntsman Outside Directors Elective Deferral Plan	10-Q	10.6	May 5, 2011
10.21	Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013	8-K	10.1	May 2, 2013
10.22	Huntsman Corporation Stock Incentive Plan (amended and restated)	8-K	10.1	May 12, 2014
10.23	Amendment to the Huntsman Corporation Stock Incentive Plan Nonqualified Stock Option Agreement effective for grants through May 5, 2016	10-K	10.66	February 18, 2015
10.24	Master Amendment No. 4 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents and Waiver, dated as of March 30, 2015	8-K	10.2	April 2, 2015
10.25	Huntsman Corporation 2016 Stock Incentive Plan	8-K	10.1	May 11, 2016
10.26	Form of Nonqualified Stock Option Agreement effective for grants from May 5, 2016 to January 31, 2017	S-8	99.1	May 31, 2016
10.27	Form of Phantom Share Agreement	10-K	10.66	February 15, 2017
10.28	Form of Performance Share Unit Award Agreement	10-K	10.67	February 15, 2017
10.29	Form of Nonqualified Stock Option Agreement	10-K	10.68	February 15, 2017
10.30	Form of Restricted Stock Agreement	10-K	10.69	February 15, 2017
10.31	Form of Stock Unit Agreement for Outside Directors	10-K	10.70	February 15, 2017
10.32	Form of Notice of Award of Common Stock	10-K	10.71	February 15, 2017
10.33	Master Amendment No. 6 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S Receivables Purchase Agreement and Transaction Documents dated as of April 21, 2017	10-Q	10.2	April 26, 2017
10.34	Master Amendment No. 7 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of April 18, 2019	10-K	10.41	April 24, 2019
10.35	Amended and Restated European Contribution Agreement, dated as of April 18, 2019	10-K	10.41	February 12, 2021
10.36	Master Amendment No. 8 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of December 3, 2019	10-K	10.52	February 13, 2020
10.37	Huntsman Executive Severance Plan (as amended and restated effective February 19, 2020)	8-K	10.1	February 19, 2020
10.38	Master Amendment No. 9 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents and Waiver, dated as of October 30, 2020	10-K	10.45	February 12, 2021
10.39	Master Amendment No. 10 to U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of July 1, 2021	10-Q	10.1	July 30, 2021
10.40	Credit Agreement, dated May 20, 2022, between Huntsman International LLC, Citibank, N.A., as administrative agent, Citibank, N.A., BOFA Securities, Inc., PNC Capital Markets LLC, TD Securities (USA) LLC and Truist Securities, Inc., as Co-Sustainability Structuring Agents, Bank of America, N.A., PNC Bank, National Association, The Toronto Dominion Bank, New York Branch and Truist Bank, as co-syndication agents, and BMO Harris Bank N.A., Industrial and Commercial Bank of China Limited, New York Branch JPMorgan Chase Bank, N.A. and MUFG Bank, Ltd, as co-documentation agents, and the lenders thereto	8-K	10.1	May 23, 2022
10.41	Master Amendment No. 11 to U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of January 22, 2024	10-K	10.43	February 22, 2024
10.42	Further Amended and Restated European Receivables Loan Agreement, dated as of January 31, 2024	10-K	10.44	February 22, 2024
10.43*	First Amendment to the Credit Agreement, dated February 12, 2025, by and among Huntsman International LLC, the Lenders party thereto and Citibank, N.A., as Administrative Agent for the Lenders
10.44*	Third Amended and Restated Severance Agreement, dated February 14, 2025, between Huntsman Corporation and Peter R. Huntsman
19.1*	Huntsman Corporation Insider Trading Policy
21.1*	Subsidiaries of Huntsman Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Huntsman Corporation Clawback Policy	10-K	97	February 22, 2024
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2025

Huntsman Corporation Huntsman International LLC

By:	/s/ Philip M. Lister
Philip M. Lister Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 18 th day of February 2025.

/s/ Peter R. Huntsman	/s/ Philip M. Lister
Peter R. Huntsman Chairman, President and Chief Executive Officer (Principal Executive Officer)	Philip M. Lister Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Steven C. Jorgensen	/s/ Dr. Mary C. Beckerle
Steven C. Jorgensen Vice President and Controller (Authorized Signatory and Principal Accounting Officer)	Dr. Mary C. Beckerle Director

/s/ Sonia Dulá	/s/ Cynthia L. Egan
Sonia Dulá Chair of the Compensation Committee and Director	Cynthia L. Egan Vice Chair of the Board, Chair of the Nominating and Corporate Governance Committee and Lead Independent Director

/s/ Curtis E. Espeland	/s/ Daniele Ferrari
Curtis E. Espeland Director	Daniele Ferrari Director

/s/ Jeanne McGovern	/s/ José Muñoz
Jeanne McGovern	José Muñoz
Chair of the Audit Committee and Director	Director

/s/ David B. Sewell	/s/ U.S. Navy Retired Vice Admiral Jan E. Tighe
David B. Sewell	U.S. Navy Retired
Director	Vice Admiral Jan E. Tighe
Chair of the Sustainability Committee and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International LLC in the capacities indicated on the 18th day of February 2025.

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Huntsman Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index on page F-1 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Income Taxes—Realizability of Deferred Tax Assets—Refer to Notes 2 and 19 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are evaluated on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. In evaluating the objective evidence that historical results provide, the Company considers cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits the Company’s ability to consider other evidence such as projections for the future. Changes in expected future taxable income and tax planning strategies in applicable jurisdictions affect the Company’s assessment of the realization of deferred tax assets. The Company’s judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning strategy associated with utilizing a deferred tax asset. The Company’s valuation allowances as of December 31, 2024, were $255 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to estimated future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized included the following, among others:

•	We tested the effectiveness of controls over the valuation allowance for income taxes, including the determination of whether it is more likely than not that the deferred tax assets will be realized.

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
February 18, 2025

We have served as the Company’s auditor since 1984.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents(1)	$340	$540
Accounts and notes receivable (net of allowance for doubtful accounts of $8 and $13, respectively), ($233 and $224 pledged as collateral, respectively)(1)	718	747
Accounts receivable from affiliates	7	6
Inventories(1)	917	867
Prepaid expenses	114	92
Other current assets	29	62
Total current assets	2,125	2,314
Property, plant and equipment, net(1)	2,493	2,376
Investment in unconsolidated affiliates	346	438
Intangible assets, net	344	387
Goodwill	633	644
Deferred income taxes	69	112
Operating lease right-of-use assets	382	366
Other noncurrent assets(1)	722	611
Total assets	$7,114	$7,248

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$758	$660
Accounts payable to affiliates	12	59
Accrued liabilities(1)	416	395
Current portion of debt(1)	325	12
Current operating lease liabilities(1)	54	46
Total current liabilities	1,565	1,172
Long-term debt(1)	1,510	1,676
Deferred income taxes	204	243
Noncurrent operating lease liabilities(1)	348	334
Other noncurrent liabilities(1)	324	345
Total liabilities	3,951	3,770
Commitments and contingencies (Notes 20 and 21)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 262,751,907 and 262,190,459 shares issued and 172,144,779 and 171,583,331 shares outstanding, respectively	3	3
Additional paid-in capital	4,233	4,202
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(32)	(41)
Retained earnings	2,245	2,622
Accumulated other comprehensive loss	(1,200)	(1,245)
Total Huntsman Corporation stockholders’ equity	2,959	3,251
Noncontrolling interests in subsidiaries	204	227
Total equity	3,163	3,478
Total liabilities and equity	$7,114	$7,248

(1)

At December 31, 2024 and December 31, 2023, respectively, $6 and $2 of cash and cash equivalents, $19 and $16 of accounts and notes receivable (net), $57 and $48 of inventories, $124 and $150 of property, plant and equipment (net), $37 and $32 of other noncurrent assets, $111 and $84 of accounts payable, $21 and $20 of accrued liabilities, $9 each of current portion of debt, $6 and $8 of current operating lease liabilities, $7 and $17 of long-term debt, $15 and $21 of noncurrent operating lease and $16 and $15 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheets captions above. See “Note 8. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2024	2023	2022
Revenues:
Trade sales, services and fees, net	$5,887	$5,985	$7,797
Related party sales	149	126	226
Total revenues	6,036	6,111	8,023
Cost of goods sold	5,170	5,205	6,477
Gross profit	866	906	1,546
Operating expenses:
Selling, general and administrative	671	689	711
Research and development	121	115	125
Restructuring, impairment and plant closing costs	39	18	86
Gain on acquisition of assets, net	(51)	—	—
Prepaid asset write-off	71	—	—
Loss on dissolution of subsidiaries	39	—	—
Other operating expense (income), net	1	—	(48)
Total operating expenses	891	822	874
Operating (loss) income	(25)	84	672
Interest expense, net	(79)	(65)	(62)
Equity in income of investment in unconsolidated affiliates	44	83	67
Other income (expense), net	21	(3)	20
(Loss) income from continuing operations before income taxes	(39)	99	697
Income tax expense	(61)	(64)	(186)
(Loss) income from continuing operations	(100)	35	511
(Loss) income from discontinued operations, net of tax	(27)	118	12
Net (loss) income	(127)	153	523
Net income attributable to noncontrolling interests	(62)	(52)	(63)
Net (loss) income attributable to Huntsman Corporation	$(189)	$101	$460

Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.94)	$(0.10)	$2.23
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.16)	0.67	0.06
Net (loss) income attributable to Huntsman Corporation common stockholders	$(1.10)	$0.57	$2.29
Weighted average shares	172.1	177.4	201.0

Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.94)	$(0.10)	$2.21
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.16)	0.67	0.06
Net (loss) income attributable to Huntsman Corporation common stockholders	$(1.10)	$0.57	$2.27
Weighted average shares	172.1	177.4	203.0

Amounts attributable to Huntsman Corporation:
(Loss) income from continuing operations	$(162)	$(17)	$448
(Loss) income from discontinued operations, net of tax	(27)	118	12
Net (loss) income	$(189)	$101	$460

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Year ended December 31,
	2024	2023	2022
Net (loss) income	$(127)	$153	$523
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	(61)	34	(228)
Pension and other postretirement benefits adjustments	104	(4)	158
Other, net	3	(10)	(7)
Other comprehensive income (loss), net of tax	46	20	(77)
Comprehensive (loss) income	(81)	173	446
Comprehensive income attributable to noncontrolling interests	(63)	(49)	(51)
Comprehensive (loss) income attributable to Huntsman Corporation	$(144)	$124	$395

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share and Per Share Amounts)

	Huntsman Corporation Stockholders’ Equity
							Accumulated
	Shares of		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2022	214,170,287	$3	$4,102	$(934)	$(25)	$2,435	$(1,203)	$181	$4,559
Net income	—	—	—	—	—	460	—	63	523
Other comprehensive loss	—	—	—	—	—	—	(65)	(12)	(77)
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,341,787	—	7	—	—	—	—	—	7
Recognition of stock-based compensation	—	—	3	—	22	—	—	—	25
Repurchase and cancellation of stock awards	(366,199)	—	—	—	—	(14)	—	—	(14)
Stock options exercised	470,853	—	12	—	—	(6)	—	—	6
Treasury stock repurchased	(31,982,264)	—	—	(1,003)	—	—	—	—	(1,003)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16)	(16)
Dividends declared on common stock ($0.85 per share)	—	—	—	—	—	(170)	—	—	(170)
Balance, December 31, 2022	183,634,464	3	4,156	(1,937)	(35)	2,705	(1,268)	216	3,840
Net income	—	—	—	—	—	101	—	52	153
Other comprehensive income	—	—	—	—	—	—	23	(3)	20
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,028,971	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	1	—	26	—	—	—	27
Repurchase and cancellation of stock awards	(307,093)	—	—	—	—	(10)	—	—	(10)
Stock options exercised	320,364	—	9	—	—	(4)	—	—	5
Treasury stock repurchased	(13,093,375)	—	—	(353)	—	—	—	—	(353)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Dividends declared on common stock ($0.95 per share)	—	—	—	—	—	(170)	—	—	(170)
Acquisition of noncontrolling interests, net of tax	—	—	(1)	—	—	—	—	(2)	(3)
Balance, December 31, 2023	171,583,331	3	4,202	(2,290)	(41)	2,622	(1,245)	227	3,478
Net (loss) income	—	—	—	—	—	(189)	—	62	(127)
Other comprehensive income	—	—	—	—	—	—	45	1	46
Issuance of nonvested stock awards	—	—	20	—	(20)	—	—	—	—
Vesting of stock awards	728,499	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	29	—	—	—	29
Repurchase and cancellation of stock awards	(234,161)	—	—	—	—	(5)	—	—	(5)
Stock options exercised	67,110	—	9	—	—	(9)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(86)	(86)
Dividends declared on common stock ($1.00 per share)	—	—	—	—	—	(174)	—	—	(174)
Balance, December 31, 2024	172,144,779	$3	$4,233	$(2,290)	$(32)	$2,245	$(1,200)	$204	$3,163

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(127)	$153	$523
Less: Loss (income) from discontinued operations, net of tax	27	(118)	(12)
(Loss) income from continuing operations	(100)	35	511
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(44)	(83)	(67)
Cash received from return on investment in unconsolidated subsidiary	101	59	71
Depreciation and amortization	289	278	281
Noncash lease expense	76	68	63
Gain on acquisition of assets, net	(51)	—	—
Noncash prepaid asset write-off	71	—	—
Loss on dissolution of subsidiaries	39	—	—
Noncash restructuring and impairment charges	10	11	6
Deferred income taxes	(15)	(10)	89
Stock-based compensation	30	28	29
Other, net	9	24	(27)
Changes in operating assets and liabilities:
Accounts and notes receivable	7	103	146
Inventories	(77)	125	(6)
Receivable associated with the Albemarle Settlement	—	—	333
Prepaid expenses	(34)	6	(6)
Other current assets	22	24	(38)
Other noncurrent assets	(163)	60	(52)
Accounts payable	69	(224)	(84)
Accrued liabilities	23	(31)	(304)
Other noncurrent liabilities	23	(222)	(53)
Net cash provided by operating activities from continuing operations	285	251	892
Net cash (used in) provided by operating activities from discontinued operations	(22)	(42)	22
Net cash provided by operating activities	263	209	914

Investing activities:
Capital expenditures	(184)	(230)	(272)
Cash received from return of investment in unconsolidated subsidiary	30	—	—
Cash received from sale of businesses, net	16	544	—
Cash received from sale of assets	11	—	—
Insurance proceeds for recovery of property damage	—	—	5
Other, net	1	(5)	7
Net cash (used in) provided by investing activities from continuing operations	(126)	309	(260)
Net cash used in investing activities from discontinued operations	—	(4)	(19)
Net cash (used in) provided by investing activities	(126)	305	(279)

Financing activities:
Net (repayments) borrowings on revolving loan facilities	(169)	(51)	219
Proceeds from long-term debt	349	—	—
Repayments of long-term debt	(13)	(11)	(12)
Principal payments on note payable	(218)	—	—
Dividends paid to common stockholders	(174)	(169)	(171)
Distributions paid to noncontrolling interests	(86)	(36)	(16)
Repurchase of common stock	(4)	(349)	(1,005)
Repurchase and cancellation of stock awards	(5)	(10)	(14)
Proceeds from issuance of common stock	—	5	6
Other, net	(6)	1	(1)
Net cash used in financing activities	(326)	(620)	(994)
Effect of exchange rate changes on cash	(11)	(8)	(28)
Decrease in cash and cash equivalents	(200)	(114)	(387)
Cash and cash equivalents at beginning of period	540	654	1,041
Cash and cash equivalents at end of period	$340	$540	$654

Supplemental cash flow information:
Cash paid for interest	$77	$68	$66
Cash paid for income taxes	90	97	194

As of December 31, 2024, 2023 and 2022, the amount of capital expenditures in accounts payable was $25 million, $23 million and $32 million, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Huntsman International LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman International and subsidiaries (“Huntsman International”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Huntsman International as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Income Taxes—Realizability of Deferred Tax Assets—Refer to Notes 2 and 19 to the financial statements

Critical Audit Matter Description

Huntsman International recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Huntsman International files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are evaluated on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. In evaluating the objective evidence that historical results provide, Huntsman International considers cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits Huntsman International’s ability to consider other evidence such as projections for the future. Changes in expected future taxable income and tax planning strategies in applicable jurisdictions affect Huntsman International’s assessment of the realization of deferred tax assets. Huntsman International’s judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning strategy associated with utilizing a deferred tax asset. Huntsman International’s valuation allowances as of December 31, 2024, were $255 million.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to estimated future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized included the following, among others:

•	We tested the effectiveness of controls over the valuation allowance for income taxes, including the determination of whether it is more likely than not that the deferred tax assets will be realized.

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
February 18, 2025

We have served as Huntsman International’s auditor since 1984.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents(1)	$340	$540
Accounts and notes receivable (net of allowance for doubtful accounts of $8 and $13, respectively), ($233 and $224 pledged as collateral, respectively)(1)	718	747
Accounts receivable from affiliates	7	6
Inventories(1)	917	867
Prepaid expenses	114	92
Other current assets	29	67
Total current assets	2,125	2,319
Property, plant and equipment, net(1)	2,493	2,376
Investment in unconsolidated affiliates	346	438
Intangible assets, net	344	387
Goodwill	633	644
Deferred income taxes	69	112
Operating lease right-of-use assets	382	366
Other noncurrent assets(1)	722	611
Total assets	$7,114	$7,253

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$758	$659
Accounts payable to affiliates	12	59
Accrued liabilities(1)	411	390
Current portion of debt(1)	325	12
Current operating lease liabilities(1)	54	46
Total current liabilities	1,560	1,166
Long-term debt(1)	1,510	1,676
Deferred income taxes	207	247
Noncurrent operating lease liabilities(1)	348	334
Other noncurrent liabilities(1)	319	339
Total liabilities	3,944	3,762
Commitments and contingencies (Notes 20 and 21)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,814	3,785
Retained earnings	337	709
Accumulated other comprehensive loss	(1,185)	(1,230)
Total Huntsman International LLC members’ equity	2,966	3,264
Noncontrolling interests in subsidiaries	204	227
Total equity	3,170	3,491
Total liabilities and equity	$7,114	$7,253

(1)	At December 31, 2024 and December 31, 2023, respectively, $6 and $2 of cash and cash equivalents, $19 and $16 of accounts and notes receivable (net), $57 and $48 of inventories, $124 and $150 of property, plant and equipment (net), $37 and $32 of other noncurrent assets, $111 and $84 of accounts payable, $21 and $20 of accrued liabilities, $9 each of current portion of debt, $6 and $8 of current operating lease liabilities, $7 and $17 of long-term debt, $15 and $21 of noncurrent operating lease and $16 and $15 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheets captions above. See “Note 8. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2024	2023	2022
Revenues:
Trade sales, services and fees, net	$5,887	$5,985	$7,797
Related party sales	149	126	226
Total revenues	6,036	6,111	8,023
Cost of goods sold	5,170	5,205	6,477
Gross profit	866	906	1,546
Operating expenses:
Selling, general and administrative	668	686	707
Research and development	121	115	125
Restructuring, impairment and plant closing costs	39	18	86
Gain on acquisition of assets, net	(51)	—	—
Prepaid asset write-off	71	—	—
Loss on dissolution of subsidiaries	39	—	—
Other operating expense (income), net	1	—	(48)
Total operating expenses	888	819	870
Operating (loss) income	(22)	87	676
Interest expense, net	(79)	(65)	(62)
Equity in income of investment in unconsolidated affiliates	44	83	67
Other income (expense), net	21	(3)	19
(Loss) income from continuing operations before income taxes	(36)	102	700
Income tax expense	(62)	(65)	(188)
(Loss) income from continuing operations	(98)	37	512
(Loss) income from discontinued operations, net of tax	(27)	118	12
Net (loss) income	(125)	155	524
Net income attributable to noncontrolling interests	(62)	(52)	(63)
Net (loss) income attributable to Huntsman International LLC	$(187)	$103	$461

Amounts attributable to Huntsman International LLC :
(Loss) income from continuing operations	$(160)	$(15)	$449
(Loss) income from discontinued operations, net of tax	(27)	118	12
Net (loss) income	$(187)	$103	$461

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Year ended December 31,
	2024	2023	2022
Net (loss) income	$(125)	$155	$524
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	(61)	34	(229)
Pension and other postretirement benefits adjustments	104	(4)	158
Other, net	3	(10)	(7)
Other comprehensive income (loss), net of tax	46	20	(78)
Comprehensive (loss) income	(79)	175	446
Comprehensive income attributable to noncontrolling interests	(63)	(49)	(51)
Comprehensive (loss) income attributable to Huntsman International LLC	$(142)	$126	$395

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
				Accumulated
				other	Noncontrolling
	Members’ equity		Retained	comprehensive	interests in	Total
	Units	Amount	earnings	loss	subsidiaries	equity
Balance, January 1, 2022	2,728	$3,732	$2,093	$(1,187)	$181	$4,819
Net income	—	—	461	—	63	524
Other comprehensive loss	—	—	—	(66)	(12)	(78)
Dividends paid to parent	—	—	(168)	—	—	(168)
Contribution from parent	—	27	—	—	—	27
Distributions to noncontrolling interests	—	—	—	—	(16)	(16)
Distribution to parent	—	—	(1,256)	—	—	(1,256)
Balance, December 31, 2022	2,728	3,759	1,130	(1,253)	216	3,852
Net income	—	—	103	—	52	155
Other comprehensive income	—	—	—	23	(3)	20
Dividends paid to parent	—	—	(172)	—	—	(172)
Contribution from parent	—	27	—	—	—	27
Distributions to noncontrolling interests	—	—	—	—	(36)	(36)
Distribution to parent	—	—	(352)	—	—	(352)
Acquisition of noncontrolling interest	—	(1)	—	—	(2)	(3)
Balance, December 31, 2023	2,728	3,785	709	(1,230)	227	3,491
Net (loss) income	—	—	(187)	—	62	(125)
Other comprehensive income	—	—	—	45	1	46
Dividends paid to parent	—	—	(172)	—	—	(172)
Contribution from parent	—	29	—	—	—	29
Distributions to noncontrolling interests	—	—	—	—	(86)	(86)
Distribution to parent	—	—	(13)	—	—	(13)
Balance, December 31, 2024	2,728	$3,814	$337	$(1,185)	$204	$3,170

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(125)	$155	$524
Less: Loss (income) from discontinued operations, net of tax	27	(118)	(12)
(Loss) income from continuing operations	(98)	37	512
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(44)	(83)	(67)
Cash received from return on investment in unconsolidated subsidiary	101	59	71
Depreciation and amortization	289	278	281
Noncash lease expense	76	68	63
Gain on acquisition of assets, net	(51)	—	—
Noncash prepaid asset write-off	71	—	—
Loss on dissolution of subsidiaries	39	—	—
Noncash restructuring and impairment charges	10	11	6
Deferred income taxes	(16)	(10)	91
Noncash compensation	29	27	27
Other, net	7	23	(25)
Changes in operating assets and liabilities:
Accounts and notes receivable	7	103	146
Inventories	(77)	125	(6)
Receivable associated with the Albemarle Settlement	—	—	333
Prepaid expenses	(34)	6	(8)
Other current assets	27	25	(43)
Other noncurrent assets	(163)	60	(52)
Accounts payable	69	(223)	(84)
Accrued liabilities	20	(31)	(297)
Other noncurrent liabilities	23	(222)	(53)
Net cash provided by operating activities from continuing operations	285	253	895
Net cash (used in) provided by operating activities from discontinued operations	(22)	(42)	22
Net cash provided by operating activities	263	211	917

Investing activities:
Capital expenditures	(184)	(230)	(272)
Cash received from return of investment in unconsolidated subsidiary	30	—	—
Cash received from sale of businesses, net	16	544	—
Cash received from sale of assets	11	—	—
Increase in receivable from affiliate	(13)	(352)	(1,017)
Insurance proceeds for recovery of property damage	—	—	5
Other, net	2	(4)	7
Net cash used in investing activities from continuing operations	(138)	(42)	(1,277)
Net cash used in investing activities from discontinued operations	—	(4)	(19)
Net cash used in investing activities	(138)	(46)	(1,296)

Financing activities:
Net (repayments) borrowings on revolving loan facilities	(169)	(51)	219
Proceeds from long-term debt	349	—	—
Repayments of long-term debt	(13)	(11)	(12)
Principal payments on note payable	(218)	—	—
Dividends paid to parent	(172)	(172)	(168)
Distributions paid to noncontrolling interests	(86)	(36)	(16)
Other, net	(5)	(1)	(1)
Net cash (used in) provided by financing activities	(314)	(271)	22
Effect of exchange rate changes on cash	(11)	(8)	(28)
Decrease in cash and cash equivalents	(200)	(114)	(385)
Cash and cash equivalents at beginning of period	540	654	1,039
Cash and cash equivalents at end of period	$340	$540	$654

Supplemental cash flow information:
Cash paid for interest	$77	$68	$66
Cash paid for income taxes	90	97	194

As of December 31, 2024, 2023 and 2022, the amount of capital expenditures in accounts payable was $25 million, $23 million and $32 million, respectively.

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES
HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Description of Business

We are a global manufacturer of diversified organic chemical products. We operate in three segments: Polyurethanes, Performance Products and Advanced Materials. Our products comprise many different chemicals and formulations, which we market globally to a wide range of consumers that consist primarily of industrial and building product manufacturers. Our products are used in a broad range of applications, including those in the adhesives, aerospace, automotive, coatings and construction, construction products, durable and non-durable consumer products, electronics, insulation, power generation and refining. Many of our products offer effects such as premium insulation in homes and buildings and the lightweighting of airplanes and automobiles that help conserve energy. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride and epoxy-based polymer formulations.

Our company, a Delaware corporation, was formed in 2004 to hold the Huntsman businesses, which were founded by Jon M. Huntsman. Mr. Huntsman founded the predecessor to our Company in 1970 as a small polystyrene plastics packaging company. Since then, we have transformed through a series of acquisitions and divestitures and now own a global portfolio of businesses with a primary focus on improving energy efficiency. On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma, and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which includes adjustments to the purchase price for working capital, plus the assumption of underfunded pension liabilities. For more information, see “Note 4. Discontinued Operations— Sale of Textile Effects Business.” We operate all of our businesses through Huntsman International, our wholly-owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

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

Foreign currency transaction gains and losses are recorded in other operating expense (income), net in our consolidated statements of operations and were a loss of $3 million, a loss of $13 million and a gain of $18 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on a tax jurisdiction basis and analyzed to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cumulative income or losses during the applicable period. Cumulative losses incurred over the period limits our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The application of income tax law is inherently complex. We are required to determine if an income tax position meets the criteria of more likely than not to be realized based on the merits of the position under tax law, in order to recognize an income tax benefit. This requires us to make significant judgments regarding the merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more likely than not, we are required to make judgments and apply assumptions to measure the amount of the tax benefits to recognize. These judgments are based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in our consolidated financial statements. See “Note 19. Income Taxes.”

Intangible Assets and Goodwill

Intangible assets are stated at cost (fair value at the time of acquisition) and are amortized using the straight-line method over the estimated useful lives or the life of the related agreement as follows:

In years
Patents and technology	5 - 30
Trademarks	9 - 30
Licenses and other agreements	5 - 15
Other intangibles	5 - 20

In the annual period in which finite-lived intangible assets become fully amortized, we remove both the gross carrying amounts and the related accumulated amortization of these intangible assets. See “Note 10. Intangible Assets.”

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

During 2024 and 2023, goodwill decreased by approximately $11 million and increased by approximately $3 million, respectively, primarily due to changes in foreign currency exchange rates.

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

Basic and diluted (loss) income per share were determined using the following information (in millions):

	Year ended December 31,
	2024	2023	2022
Numerator:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(162)	$(17)	$448
Net (loss) income attributable to Huntsman Corporation	$(189)	$101	$460

Denominator:
Weighted average shares outstanding	172.1	177.4	201.0
Dilutive shares:
Stock-based awards	—	—	2.0
Total weighted average shares outstanding, including dilutive shares	172.1	177.4	203.0

Additional stock-based awards of 2.1 million, 3.1 million and 1.1 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2024, 2023 and 2022, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive. For the years ended December 31, 2024 and 2023, there were 0.6 million and 1.3 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation.

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

Interest expense capitalized as part of plant and equipment was $7 million, $6 million and $7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Securitization of Accounts Receivable

Under our A/R Programs, we grant an undivided interest in certain of our trade receivables to the special purpose entities in the U.S. and EU. This undivided interest serves as security for the issuance of debt. The A/R Programs provide for financing in U.S. dollars, euros and British pounds. The amounts outstanding under our A/R Programs are accounted for as secured borrowings. See “Note 14. Debt—Direct and Subsidiary Debt—A/R Programs.”

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

Accounting Standards Adopted During 2024

On January 1, 2024, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, upon which we have disclosed significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within our reported measure of segment profit or loss. This update has been applied retrospectively to prior periods presented based on the significant segment expense categories identified and disclosed in the period of adoption. See “Note 26. Operating Segment Information.”

Accounting Standards Pending Adoption In Future Periods

The following relevant accounting standards become effective subsequent to fiscal year 2024, and we are currently evaluating the impact of the future adoption of these accounting standards on our consolidated financial statements and related disclosures:

●	FASB ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027

●

FASB ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for annual reporting periods beginning after December 15, 2024 and interim reporting periods beginning after December 15, 2025

3. BUSINESS COMBINATIONS AND ACQUISITIONS

Separation and AcQuisition ofAssets of SLIC JoInt VENTURE

On January 31, 2024, we completed the planned separation and acquisition of assets of SLIC. The final purchase price of the acquired assets has been determined based on an asset valuation, which was completed in the second quarter of 2024. The acquisition of the assets was funded in part with Huntsman Polyurethanes Shanghai Ltd., our 70%-owned consolidated joint venture in China (“HPS”), issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, which was repaid in full in the second quarter of 2024 using available funds at HPS. During the third quarter of 2024, we received approximately $64 million of cash from SLIC, of which $34 million was a dividend and $30 million was an interim liquidating distribution. Upon the full liquidation of the joint venture, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, will be distributed back to the joint venture partners. We currently anticipate that full liquidation will be completed in 2025.

The acquisition has been integrated into our Polyurethanes segment. Transaction costs related to this acquisition were not material for the year ended December 31, 2024.

We have accounted for the acquisition using the acquisition method. As such, we analyzed the fair value of net assets acquired. The allocation of acquisition cost to the net assets acquired is summarized as follows (dollars in millions):

Fair value of net assets acquired:
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

4. DISCONTINUED OPERATIONS

SaLE of TeXTile EffeCTs Business

On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma, and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which includes adjustments to the purchase price for working capital, plus the assumption of underfunded pension liabilities. Additionally, during the year ended December 31, 2024, we recorded total net charges of approximately $38 million, primarily related to contingencies, for which we remain liable, and certain post-closing indemnification obligations of approximately $27 million and the release of foreign currency translation adjustments of approximately $9 million related to the liquidation of legal entities of the Textile Effects Business. During the year ended December 31, 2024, we paid cash taxes of approximately $11 million, and we expect to pay additional cash taxes of approximately $2 million in future periods related to the sale of our Textile Effects Business.

The following table reconciles major line items constituting pretax (loss) income from discontinued operations to after-tax (loss) income from discontinued operations, primarily related to our Textile Effects Business, as presented in our consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2024	2023	2022
Major line items constituting pretax (loss) income from discontinued operations:
Trade sales, services and fees, net(1)	$—	$88	$692
Cost of goods sold(1)	—	(69)	(531)
(Loss) gain on sale of the Textile Effects Business, net	(38)	154	—
Other expense items, net	—	(38)	(130)
(Loss) income from discontinued operations before income taxes	(38)	135	31
Income tax benefit (expense)	11	(17)	(19)
(Loss) income from discontinued operations, net of tax	(27)	118	12
Net income attributable to noncontrolling interests	—	—	(3)
Net (loss) income attributable to discontinued operations	$(27)	$118	$9

(1)	Includes eliminations of trade sales, services and fees, net and cost of goods sold between continuing operations and discontinued operations.

5. INVENTORIES

Inventories consisted of the following (dollars in millions):

	December 31,
	2024	2023
Raw materials and supplies	$193	$191
Work in progress	39	39
Finished goods	727	673
Total	959	903
LIFO reserves	(42)	(36)
Net inventories	$917	$867

As of  December 31, 2024 and 2023, approximately 9% and 8%, respectively, of inventories were recorded using the LIFO cost method.

6. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2024	2023
Land	$94	$99
Buildings	599	586
Plant and equipment	5,392	5,238
Construction in progress	337	362
Total	6,422	6,285
Less accumulated depreciation	(3,929)	(3,909)
Net	$2,493	$2,376

Huntsman International

	December 31,
	2024	2023
Land	$94	$99
Buildings	599	586
Plant and equipment	5,480	5,326
Construction in progress	337	362
Total	6,510	6,373
Less accumulated depreciation	(4,017)	(3,997)
Net	$2,493	$2,376

Depreciation expense from continuing operations for Huntsman Corporation and Huntsman International for 2024, 2023 and 2022 was $238 million, $231 million and $233 million, respectively.

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES

Our ownership percentage and investment in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2024	2023
Equity method:
BASF Huntsman Shanghai Isocyanate Investment BV (50%)	$31	$98
Nanjing Jinling Huntsman New Material Co., Ltd. (49%)	282	304
Jurong Ningwu New Material Development Co., Ltd. (30%)	30	33
KPX Huntsman Polyurethanes Automotive Co., Ltd. (50%)	3	3
Total investments	$346	$438

All of our equity method investments are held by our Polyurethanes segment.

Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of our unconsolidated affiliates as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in millions):

	December 31,
	2024	2023
Current assets	$368	$419
Non-current assets	512	804
Current liabilities	74	188
Non-current liabilities	12	48

	Year ended December 31,
	2024	2023	2022
Revenues	$1,324	$2,299	$2,410
Gross profit	142	285	243
Income from continuing operations	147	180	148
Net income	147	180	148

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

During the year ended December 31, 2024, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 14. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at December 31, 2024, the joint ventures’ assets, liabilities and results of operations are included in our consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our consolidated balance sheets as of December 31, 2024 and 2023 (dollars in millions):

	December 31,
	2024	2023
Current assets	$89	$67
Property, plant and equipment, net	124	150
Operating lease right-of-use assets	21	29
Other noncurrent assets	133	125
Deferred income taxes	10	13
Total assets	$377	$384
Current liabilities	$147	$121
Long-term debt	7	17
Noncurrent operating lease liabilities	15	21
Other noncurrent liabilities	16	15
Deferred income taxes	2	1
Total liabilities	$187	$175

Certain operating activities for our variable interest entities were as follows (dollars in millions):

	Year ended December 31,
	2024	2023	2022
Income from continuing operations before income taxes	$67	$60	$36
Net cash provided by operating activities	87	78	81

9. LEASES

We primarily lease manufacturing and research facilities, administrative offices, land, tanks, railcars and equipment. Leases with an initial term of 12 months or less are not recognized on the balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Our leases have remaining lives from two months to 33 years. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately one year to 30 years or more. Renewal and termination options that we are reasonably certain to exercise have been included in the calculation of the lease right-of-use assets and lease liabilities. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

The components of operating lease expense, cash flows and supplemental noncash information from continuing operations were as follows (dollars in millions):

	Year ended December 31,
	2024	2023	2022
Operating lease expense:
Cost of goods sold	$47	$40	$37
Selling, general and administrative	24	22	21
Research and development	7	7	6
Total operating lease expense(1)	$78	$69	$64

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$69	$64	$63

Supplemental noncash information:
Leased assets obtained in exchange for new operating lease liabilities	$86	$32	$24

(1)	Total operating lease expense includes short-term lease expense of approximately $2 million, $1 million and $1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total operating lease expense includes variable lease expense of approximately $3 million, $1 million and nil for the years ended December 31, 2024, 2023 and 2022, respectively.

The weighted-average lease term and discount rate for our operating leases from continuing operations were as follows:

	Year ended December 31,
	2024	2023	2022
Weighted-average remaining lease term (in years)	9	9	10
Weighted-average discount rate	3.8%	3.8%	3.7%

The undiscounted future cash flows of operating lease liabilities from continuing operations as of December 31, 2024 were as follows (dollars in millions):

Year ending December 31,
2025	$68
2026	63
2027	62
2028	59
2029	50
Thereafter	175
Total lease payments	477
Less imputed interest	(75)
Total	$402

As of December 31, 2024, we have additional leases, primarily for leases of a manufacturing facility, railcars and tanks, that have not yet commenced of approximately $6 million. These leases will commence in 2025 with lease terms of up to 7 years.

10. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

Huntsman Corporation

	December 31, 2024			December 31, 2023
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Patents, trademarks and technology	$253	$81	$172	$470	$282	$188
Licenses and other agreements	278	121	157	312	129	183
Other intangibles	37	22	15	52	36	16
Total	$568	$224	$344	$834	$447	$387

Huntsman International

	December 31, 2024			December 31, 2023
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Patents, trademarks and technology	$253	$81	$172	$470	$282	$188
Licenses and other agreements	278	121	157	312	129	183
Other intangibles	37	22	15	60	44	16
Total	$568	$224	$344	$842	$455	$387

Amortization expense from continuing operations was $40 million for each of the years ended December 31, 2024, 2023 and 2022. Beginning in 2024, we removed the gross carrying amounts and related accumulated amortization of fully amortized finite-lived intangible assets, primarily related to historical acquisitions.

Estimated future amortization expense from continuing operations for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31,
2025	$39
2026	35
2027	35
2028	32
2029	30

11. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2024	2023
Income taxes	$78	$67
Payroll and related accruals	58	76
Volume and rebate accruals	48	43
Taxes other than income taxes	39	49
Restructuring and plant closing reserves	23	26
Other miscellaneous accruals	170	134
Total	$416	$395

Huntsman International

	December 31,
	2024	2023
Income taxes	$75	$67
Payroll and related accruals	58	76
Volume and rebate accruals	48	43
Taxes other than income taxes	39	46
Restructuring and plant closing reserves	23	26
Other miscellaneous accruals	168	132
Total	$411	$390

12. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  December 31, 2024, 2023 and 2022, accrued restructuring and plant closing costs by type of cost consisted of the following (dollars in millions):

		Other
	Workforce	restructuring
	reductions	costs	Total
Accrued liabilities as of January 1, 2022	$25	$1	$26
Charges	69	11	80
Payments	(18)	(12)	(30)
Accrued liabilities as of December 31, 2022	76	—	76
(Credits) charges	(4)	11	7
Payments	(45)	(11)	(56)
Accrued liabilities as of December 31, 2023	27	—	27
Charges	26	3	29
Payments	(26)	(4)	(30)
Accrued liabilities as of December 31, 2024	$27	$(1)	$26

As of December 31, 2024, 2023 and 2022, accrued restructuring and plant closing costs by segment consisted of the following (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2022	$9	$1	$5	$11	$26
Charges	28	5	8	39	80
Payments	(13)	(1)	(3)	(13)	(30)
Accrued liabilities as of December 31, 2022	24	5	10	37	76
Charges (credits)	1	6	7	(7)	7
Payments	(17)	(4)	(13)	(22)	(56)
Accrued liabilities as of December 31, 2023	8	7	4	8	27
Charges	24	—	6	(1)	29
Payments	(12)	(6)	(6)	(6)	(30)
Accrued liabilities as of December 31, 2024	$20	$1	$4	$1	$26

Current portion of restructuring reserves	$20	$1	$1	$1	$23
Long-term portion of restructuring reserves	—	—	3	—	3

Details with respect to cash and noncash restructuring, impairment and plant closing costs from continuing operations for the years ended December 31, 2024, 2023 and 2022 are provided below (dollars in millions):

Cash charges	$29
Noncash charges:
Accelerated depreciation	8
Other noncash charges	2
Total 2024 restructuring, impairment and plant closing costs	$39

Cash charges	$7
Noncash charges:
Accelerated depreciation	9
Other noncash charges	2
Total 2023 restructuring, impairment and plant closing costs	$18

Cash charges	$80
Noncash charges:
Accelerated depreciation	6
Gain on sale of assets	(2)
Other noncash charges	2
Total 2022 restructuring, impairment and plant closing costs	$86

RESTRUCTURING ACTIVITIES

Beginning in the fourth quarter of 2024, our Polyurethanes segment implemented a restructuring program to reduce organizational structure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately $20 million for the year ended December 31, 2024, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $13 million through 2026, primarily related to workforce reductions, site closures and accelerated depreciation.

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. In connection with this restructuring program, we recorded net restructuring expense of approximately $13 million for the year ended December 31, 2024, primarily related to workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $8 million through 2026, primarily related to accelerated depreciation.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program is associated with all of our segments and includes exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we recorded net restructuring expense of approximately $4 million for the year ended December 31, 2024, primarily related to site closures, and we recorded net restructuring expense of approximately $9 million for the year ended December 31, 2023, primarily related to workforce reductions and accelerated depreciation, partially offset by adjustments to restructuring reserves that were no longer required for certain workforce reductions. We recorded net restructuring expense of approximately $34 million for the year ended December 31, 2022, primarily related to workforce reductions. We do not expect to record any further significant restructuring expenses.

Beginning in the first quarter of 2021, our Corporate function implemented a restructuring program to optimize our global approach to leveraging shared services capabilities. During the second quarter of 2022, this program was further expanded to include additional geographies. During the year ended December 31, 2023, we evaluated the then current developments of this program and related anticipated cash costs, and we recorded a net restructuring credit of approximately $6 million for the year ended December 31, 2023, primarily to adjust restructuring reserves that were no longer required for certain workforce reductions. During the year ended December 31, 2022, we recorded approximately $15 million of net restructuring costs, primarily related to workforce reductions.

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. During the second quarter of 2022, this optimization program was further expanded to include the entire Polyurethanes business. In connection with this restructuring program, we recorded net restructuring expense of approximately $4 million and $10 million for the years ended December 31, 2023 and 2022, respectively, primarily related to workforce reductions.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with our 2020 acquisition of CVC Thermoset Specialties, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded net restructuring expense of approximately $4 million and $8 million for the years ended December 31, 2023 and 2022, respectively, primarily related to a site closure and accelerated depreciation.

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

13. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2024	2023
Pension liabilities	$167	$177
Employee benefit accrual	48	44
Other postretirement benefits	39	35
Other	70	89
Total	$324	$345

Huntsman International

	December 31,
	2024	2023
Pension liabilities	$167	$177
Employee benefit accrual	48	44
Other postretirement benefits	39	35
Other	65	83
Total	$319	$339

14. DEBT

Outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

	December 31,
	2024	2023
Senior credit facilities:
Revolving facility	$—	$—
Senior notes	1,799	1,471
Amounts outstanding under A/R programs	—	169
Variable interest entities	16	26
Other	20	22
Total debt	$1,835	$1,688
Total current portion of debt	$325	$12
Long-term portion of debt	1,510	1,676
Total debt	$1,835	$1,688

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

Revolving Credit Facility

On May 20, 2022, Huntsman International entered into the 2022 Revolving Credit Facility. Borrowings bear interest at the rates specified in the credit agreement governing the 2022 Revolving Credit Facility, which vary based on the type of loan and Huntsman International’s debt ratings. Under the credit agreement, the interest rate margin and the commitment fee rates are also subject to adjustments based on the Company’s performance on specified sustainability target thresholds with respect to annual percentage reduction in operational greenhouse gas emissions intensity and annual percentage reduction in water consumption intensity. Unless previously terminated in accordance with its terms, the credit agreement will mature in May 2027. Huntsman International may increase the 2022 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions.

The following table presents certain amounts under our 2022 Revolving Credit Facility as of December 31, 2024 (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance	Carrying
Facility	amount	outstanding		costs	value	Interest rate(2)	Maturity
2022 Revolving Credit Facility	$1,200	$—	(1)	$—	$—	Term Secured Overnight Financing Rate ("SOFR") plus 1.475%	May 2027

(1)	On December 31, 2024, we had an additional $3 million (U.S. dollar equivalents) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.
(2)

Interest rates on borrowings under the 2022 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate as of December 31, 2024 was 1.475% above Term SOFR.

Senior Notes

As of December 31, 2024, we had the following outstanding notes (monetary amounts in millions):

				Unamortized
				premiums,
				discounts
				and debt
Notes	Maturity	Interest rate	Amount outstanding	issuance costs
2025 Senior Notes	April 2025	4.25%	€300 (€300 carrying value ($313))	$—
2029 Senior Notes	May 2029	4.50%	$750 ($743 carrying value)	7
2031 Senior Notes	June 2031	2.95%	$400 ($398 carrying value)	2
2034 Senior Notes	October 2034	5.70%	$350 ($345 carrying value)	5

The 2025, 2029, 2031 and 2034 Senior Notes are general unsecured senior obligations of Huntsman International. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of subsidiaries, enter into sale and leaseback transactions with respect to any principal properties, consolidate or merge with or into any other person or lease and sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2025, 2029, 2031 and 2034 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holders’ notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

The 2025 Senior Notes bear interest at 4.25% per year, payable semi-annually on April 1 and October 1, and are due on April 1, 2025. Huntsman International did not redeem the 2025 Senior Notes in whole or in part at any time prior to January 1, 2025.

The 2029 Senior Notes bear interest at 4.50% per year, payable semi-annually on May 1 and November 1 of each year, and will mature on May 1, 2029. Huntsman International may redeem the 2029 Senior Notes in whole or in part at any time prior to February 1, 2029 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. Huntsman International may redeem the 2029 Senior Notes at any time, in whole or from time to time in part, on or after February 1, 2029 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The 2031 Senior Notes bear interest at 2.95% per year, payable semi‑annually on June 15 and December 15 of each year, and will mature on June 15, 2031. Huntsman International may redeem the 2031 Senior Notes in whole or in part at any time prior to March 15, 2031 at a price equal to 100% of the principal amount thereof plus a “make‑whole” premium and accrued and unpaid interest. Huntsman International may redeem the 2031 Senior Notes at any time, in whole or from time to time in part, on or after March 15, 2031 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The 2034 Senior Notes bear interest at 5.70% per year, payable semi-annually on April 15 and October 15 of each year, and will mature on October 15, 2034. Huntsman International may redeem the 2034 Senior Notes in whole or in part at any time prior to July 15, 2034 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium and accrued and unpaid interest. Huntsman International may redeem the 2034 Senior Notes at any time, in whole or from time to time in part, on or after July 15, 2034 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

Information regarding our A/R Programs as of December 31, 2024 is as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	January 2027	$150	$—	(3)	Applicable rate plus 0.95%
EU A/R Program	July 2027	€100	€—		Applicable rate plus 1.45%
		(or approximately $104)

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

(3)	As of December 31, 2024, we had approximately $6 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of December 31, 2024 and 2023, $233 million and $224 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Variable Interest Entity Debt

As of December 31, 2024, AAC, our consolidated 50%-owned joint venture, had $16 million outstanding under its loan commitments and debt financing arrangements. As of December 31, 2024, we have $9 million classified as current debt and $7 million as long-term debt on our consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Note Payable

During the second quarter of 2024, HPS repaid the remainder of its outstanding note payable to SLIC denominated in Chinese renminbi, the equivalent of $190 million, related to the separation and acquisition of assets of SLIC. For more information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture.”

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  December 31, 2024 and December 31, 2023, the amount of debt issuance costs directly reducing the debt liability was $9 million and $7 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

On February 12, 2025, Huntsman International entered into a First Amendment to the 2022 Revolving Credit Facility. The First Amendment amends the financial covenant regarding the leverage ratio of Huntsman International and its subsidiaries to increase the maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as those terms are defined in the 2022 Revolving Credit Facility) through the quarter ending December 31, 2025.

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

Maturities

The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2024 are as follows (dollars in millions):

Year ending December 31,
2025	$325
2026	10
2027	3
2028	1
2029	744
Thereafter	752
$1,835

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

During 2024, there were no reclassifications from accumulated other comprehensive loss to earnings. The actual amount that will be reclassified to earnings over the next twelve months may vary from this amount due to changing market conditions. We would be exposed to credit losses in the event of nonperformance by a counterparty to our derivative financial instruments. We anticipate, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

Foreign Exchange Rate Risk

Our revenues and expenses are denominated in various foreign currencies, and therefore, our cash flows and earnings are subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2024 and 2023, we had approximately $78 million and $322 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts related to continuing operations.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2024, we have designated approximately €10 million (approximately $10 million) of euro-denominated debt as a hedge of our net investment. For the years ended December 31, 2024, 2023 and 2022, the amounts recognized on the hedge of our net investment was a gain of $23 million, a loss of $8 million and a loss of $10 million, respectively, and were recorded in other comprehensive income (loss).

During the third quarter of 2024, we entered into three-year, cross-currency interest rate contracts to swap an aggregate notional amount $350 million for an approximate aggregate notional €315 million. These cross-currency swaps are designated as net investment hedges and designed to hedge the foreign currency exposure of our net investment in certain European operations. Changes in fair value are recorded in accumulated other comprehensive loss to offset the foreign currency translation adjustments related to these investments. As of December 31, 2024, the fair value of these swaps was approximately $18 million.

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

16. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	December 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$11	$11	$15	$15
Cross-currency interest rate contracts	18	18	—	—
Long-term debt (including current portion)	(1,835)	(1,734)	(1,688)	(1,613)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our cross-currency interest rate contracts are based on observable inputs other than quoted prices (Level 2). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2024 and 2023. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2024, and current estimates of fair value may differ significantly from the amounts presented herein.

During the years ended December 31, 2024 and 2023, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized or unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

17. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the years ended  December 31, 2024, 2023 and 2022 (dollars in millions):

2024	Polyurethanes	Performance Products	Advanced Materials	Corporate and eliminations	Total
Primary geographic markets(1):
U.S. and Canada	$1,532	$517	$297	$(6)	$2,340
Europe	975	223	396	(18)	1,576
Asia Pacific	1,075	279	283	(3)	1,634
Rest of world	318	90	79	(1)	486
	$3,900	$1,109	$1,055	$(28)	$6,036

Major product groupings:
Diversified	$3,900	$1,109			$5,009
Specialty			$1,009		1,009
Other			46		46
Eliminations				$(28)	(28)
	$3,900	$1,109	$1,055	$(28)	$6,036

2023	Polyurethanes	Performance Products	Advanced Materials	Corporate and eliminations	Total
Primary geographic markets(1):
U.S. and Canada	$1,476	$560	$323	$(8)	$2,351
Europe	1,022	247	414	(16)	1,667
Asia Pacific	1,063	282	268	(2)	1,611
Rest of world	304	89	87	2	482
	$3,865	$1,178	$1,092	$(24)	$6,111

Major product groupings:
Diversified	$3,865	$1,178			$5,043
Specialty			$1,029		1,029
Other			63		63
Eliminations				$(24)	(24)
	$3,865	$1,178	$1,092	$(24)	$6,111

2022	Polyurethanes	Performance Products	Advanced Materials	Corporate and eliminations	Total
Primary geographic markets(1):
U.S. and Canada	$2,126	$806	$411	$(13)	$3,330
Europe	1,239	395	461	(15)	2,080
Asia Pacific	1,321	402	296	(4)	2,015
Rest of world	381	110	109	(2)	598
	$5,067	$1,713	$1,277	$(34)	$8,023

Major product groupings:
Diversified	$5,067	$1,713			$6,780
Specialty			$1,180		1,180
Other			97		97
Eliminations				$(34)	(34)
	$5,067	$1,713	$1,277	$(34)	$8,023

(1)	Geographic information for revenues is based upon countries into which product is sold.

18. EMPLOYEE BENEFIT PLANS

Defined Benefit and Other Postretirement Benefit Plans

We provide a trusteed, non-contributory defined benefit pension plan (the “Plan”) in the U.S. The Plan’s design is that of a cash balance plan, and the cash balance benefit formula provides annual pay credits from 6% to 12% of eligible pay, depending on age and service, plus accrued interest. The Plan is closed to new entrants. In addition, Rubicon provides a trusteed, non-contributory defined benefit plan, which is also closed to new entrants. Following the closure of these plans, new hires are provided with a defined contribution plan with a non-discretionary employer contribution of 6% of pay and a company match of up to 4% of pay, for a total company contribution of up to 10% of pay.

We sponsor unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. Effective August 1, 2015, the postretirement benefit plans were closed to new entrants. Our other postretirement benefit plans provide access to two fully insured Medicare Part D plans including prescription drug benefits affected by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). We cannot determine whether the medical benefits provided by our postretirement benefit plans are actuarially equivalent to those provided by the Act. We do not collect a subsidy and our net periodic postretirement benefits cost, and related benefit obligation, do not reflect an amount associated with the subsidy. We do not subsidize the premium cost of these plans; the premiums are entirely paid by the retirees.

We sponsor defined benefit plans in a number of countries outside of the U.S. The availability of these plans and their specific design provisions are consistent with local competitive practices and regulations.

The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in our consolidated balance sheets at December 31, 2024 and 2023 (dollars in millions):

	Defined benefit plans				Other postretirement benefit plans
	2024		2023		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	plans	plans	plans	plans	plans	plans	plans	plans
Change in plan assets:
Fair value of plan assets at beginning of year	$728	$1,542	$691	$1,436	$—	$—	$—	$—
Actual return on plan assets	61	52	86	67	—	—	—	—
Foreign currency exchange rate changes	—	(69)	—	80	—	—	—	—
Participant contributions	—	5	—	5	1	—	2	—
Settlements/transfers/divestitures	—	(29)	—	(16)	—	—	—	—
Company contributions	5	24	18	26	6	—	6	—
Benefits paid	(67)	(56)	(67)	(56)	(7)	—	(8)	—
Fair value of plan assets at end of year	$727	$1,469	$728	$1,542	$—	$—	$—	$—

Change in benefit obligation:
Benefit obligation at beginning of year	$784	$1,563	$770	$1,354	$40	$—	$47	$—
Service cost	10	17	11	15	1	—	1	—
Interest cost	41	47	43	50	2	—	3	—
Participant contributions	—	5	—	5	1	—	2	—
Plan amendments	—	—	—	—	—	—	(1)	—
Foreign currency exchange rate changes	—	(68)	—	77	—	—	—	—
Settlements/curtailments/divestitures/special termination benefits	—	(26)	—	(21)	—	—	—	—
Actuarial (gain) loss	(8)	(92)	27	139	7	—	(4)	—
Benefits paid	(67)	(56)	(67)	(56)	(7)	—	(8)	—
Benefit obligation at end of year	$760	$1,390	$784	$1,563	$44	$—	$40	$—

Funded status:
Fair value of plan assets	$727	$1,469	$728	$1,542	$—	$—	$—	$—
Benefit obligation	(760)	(1,390)	(784)	(1,563)	(44)	—	(40)	—
(Under) over funded status	$(33)	$79	$(56)	$(21)	$(44)	$—	$(40)	$—

Amounts recognized in balance sheet:
Noncurrent asset	$23	$202	$—	$110	$—	$—	$—	$—
Current liability	(8)	(4)	(7)	(3)	(5)	—	(5)	—
Noncurrent liability	(48)	(119)	(49)	(128)	(39)	—	(35)	—
Net (liability) asset	$(33)	$79	$(56)	$(21)	$(44)	$—	$(40)	$—

	Defined benefit plans				Other postretirement benefit plans
	2024		2023		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	plans	plans	plans	plans	plans	plans	plans	plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$181	$439	$199	$547	$13	$—	$7	$—
Prior service credit	(2)	(10)	(4)	(14)	(9)	—	(12)	—
Total	$179	$429	$195	$533	$4	$—	$(5)	$—

During 2024, our overall net unfunded liability in our U.S. pension and other postretirement benefit plans decreased, primarily due to an increase in discount rates, partially offset with unfavorable investment returns and higher medical premiums. Our overall net funded liability in our non-U.S. pension plans decreased, primarily due to an increase in discount rates in most countries with significant impacts from Germany, the Netherlands and the U.K., partially offset by lower discount rates, primarily from Switzerland, and favorable investment returns from Belgium and the Netherlands. In addition, there were experience gains on liabilities from updated valuations in the Netherlands and Switzerland.

.

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

Components of net periodic benefit (credit) cost for the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in millions):

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2024	2023	2022	2024	2023	2022
Service cost	$10	$11	$19	$17	$15	$26
Interest cost(1)	41	43	32	47	50	23
Expected return on plan assets(1)	(55)	(56)	(62)	(71)	(69)	(87)
Amortization of prior service credit(1)	(2)	(2)	(2)	(4)	(4)	(3)
Amortization of actuarial loss(1)	4	—	20	29	32	27
Special termination benefits	—	—	—	3	—	—
Settlement loss(1)	—	—	5	6	6	—
Net periodic benefit cost (credit)	$(2)	$(4)	$12	$27	$30	$(14)

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2024	2023	2022	2024	2023	2022
Service cost	$1	$1	$1	$—	$—	$—
Interest cost(1)	2	3	2	—	—	—
Amortization of prior service credit(1)	(3)	(5)	(5)	—	—	—
Amortization of actuarial loss(1)	—	—	2	—	—	—
Net periodic benefit credit	$—	$(1)	$—	$—	$—	$—

(1)	Amounts are presented in other income (expense), net.

The amounts recognized in net periodic benefit cost and other comprehensive income (loss) as of December 31, 2024, 2023 and 2022 were as follows (dollars in millions):

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2024	2023	2022	2024	2023	2022
Current year actuarial (gain) loss	$(14)	$(3)	$(28)	$(72)	$135	$(115)
Amortization of actuarial loss	(4)	—	(20)	(29)	(32)	(36)
Current year prior service (credit) cost	—	—	—	—	—	(3)
Amortization of prior service credit	2	2	2	4	4	5
Settlements	—	—	(5)	(6)	(5)	—
Total recognized in other comprehensive income (loss)	(16)	(1)	(51)	(103)	102	(149)
Amounts related to discontinued operations	—	(1)	2	—	—	57
Total recognized in other comprehensive income (loss) in continuing operations	(16)	(2)	(49)	(103)	102	(92)
Net periodic benefit (credit) cost	(2)	(4)	12	27	30	(14)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(18)	$(6)	$(37)	$(76)	$132	$(106)

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2024	2023	2022	2024	2023	2022
Current year actuarial gain	$6	$(4)	$(10)	$—	$—	$—
Amortization of actuarial loss	—	—	(2)	—	—	—
Current year prior service credit	—	(1)	—	—	—	—
Amortization of prior service credit	3	5	5	—	—	—
Total recognized in other comprehensive income (loss)	9	—	(7)	—	—	—
Amounts related to discontinued operations	—	1	2	—	—	—
Total recognized in other comprehensive income (loss) in continuing operations	9	1	(5)	—	—	—
Net periodic benefit (credit) cost	—	(1)	—	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$9	$—	$(5)	$—	$—	$—

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2024	2023	2022	2024	2023	2022
Projected benefit obligation:
Discount rate	5.80%	5.46%	5.75%	3.33%	3.11%	3.67%
Rate of compensation increase	4.14%	4.14%	4.24%	3.26%	2.87%	2.93%
Interest credit rate	5.15%	5.15%	5.15%	2.19%	2.14%	2.35%
Net periodic pension cost:
Discount rate	5.46%	5.75%	3.11%	3.11%	3.67%	1.20%
Rate of compensation increase	4.14%	4.24%	4.09%	2.87%	2.93%	2.86%
Expected return on plan assets	7.18%	7.18%	7.17%	4.91%	4.90%	4.80%
Interest credit rate	5.15%	5.15%	5.15%	2.14%	2.35%	0.87%

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2024	2023	2022	2024	2023	2022
Projected benefit obligation:
Discount rate	5.80%	5.54%	5.80%	4.60%	4.60%	5.10%
Net periodic pension cost:
Discount rate	5.54%	5.80%	3.01%	4.60%	5.10%	2.80%

The expected long-term rate of return on pension assets assumption was based upon historical returns and the expectations of our investment committee and outside advisors.

At  December 31, 2024 and 2023, the healthcare trend rate used to measure the expected increase of the cost of benefits was assumed to be 6.75% and 6.5%, respectively, decreasing to 5.0% in 2032 and thereafter.

The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2024 and 2023 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2024	2023	2024	2023
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$57	$291	$447	$474
Fair value of plan assets	—	235	325	342

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2024 and 2023 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2024	2023	2024	2023
Accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$57	$79	$118	$132
Accumulated benefit obligation	56	79	110	123
Fair value of plan assets	—	23	2	2

The accumulated benefit obligation of our defined pension plans as of December 31, 2024 and 2023 was $2,103 million and $2,264 million, respectively.

Expected future contributions and benefit payments related to continuing operations are as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
		Other		Other
	Defined	postretirement	Defined	postretirement
	benefit	benefit	benefit	benefit
	plans	plans	plans	plans
2025 expected employer contributions	$11	$5	$19	$—

Expected benefit payments:
2025	77	5	71	—
2026	80	5	67	—
2027	75	5	73	—
2028	62	5	79	—
2029	63	4	79	—
2030 - 2034	296	18	414	—

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

Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third-party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market or geographic location. During 2024 and 2023, there were no transfers into or out of Level 3 assets.

We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

The fair value of plan assets for the pension plans was $2,196 million and $2,270 million at December 31, 2024 and 2023, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair value amounts using
		Quoted prices in active	Significant other	Significant
	December 31,	markets for identical	observable inputs	unobservable inputs
Asset category	2024	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$333	$178	$155	$—
Fixed income	360	144	216	—
Real estate/other	13	12	1	—
Cash	21	21	—	—
Total U.S. pension plan assets	$727	$355	$372	$—
Non-U.S. pension plans:
Equities	$286	$52	$234	$—
Fixed income	703	435	268	—
Real estate/other	348	43	234	71
Cash	132	132	—	—
Total non-U.S. pension plan assets	$1,469	$662	$736	$71

		Fair value amounts using
		Quoted prices in active	Significant other	Significant
	December 31,	markets for identical	observable inputs	unobservable inputs
Asset category	2023	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$329	$175	$154	$—
Fixed income	364	147	217	—
Real estate/other	14	14	—	—
Cash	21	21	—	—
Total U.S. pension plan assets	$728	$357	$371	$—
Non-U.S. pension plans:
Equities	$343	$87	$256	$—
Fixed income	721	483	238	—
Real estate/other	398	47	270	81
Cash	80	80	—	—
Total non-U.S. pension plan assets	$1,542	$697	$764	$81

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real estate/other
	Year ended December 31,
	2024	2023
Fair value measurements of plan assets using significant unobservable inputs (Level 3)
Balance at beginning of period	$81	$71
Return on pension plan assets	1	(2)
Purchases, sales and settlements	(11)	12
Transfers into (out of) Level 3	—	—
Balance at end of period	$71	$81

The asset allocation for our pension plans at December 31, 2024 and 2023 and the target allocation for 2025, by asset category, are as follows:

	Target
	allocation	Allocation at December 31,
Asset category	2025	2024	2023
U.S. pension plans:
Equities	46%	46%	45%
Fixed income	51%	50%	50%
Real estate/other	2%	2%	2%
Cash	1%	2%	3%
Total U.S. pension plans	100%	100%	100%
Non-U.S. pension plans:
Equities	20%	19%	22%
Fixed income	58%	48%	47%
Real estate/other	10%	24%	26%
Cash	12%	9%	5%
Total non-U.S. pension plans	100%	100%	100%

Equity securities in our pension plans did not include any direct investments in equity securities of our Company or our affiliates at the end of 2024.

Defined Contribution Plans

We have defined contribution plans in a variety of global locations. Our total combined expense for our defined contribution plans for the years ended December 31, 2024, 2023 and 2022 was $29 million, $27 million and $29 million, respectively, primarily related to our U.S. plans.

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

SUPPLEMENTAL SALARY DEFFERAL PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Huntsman Supplemental Savings Plan (the “SSP”) is a non-qualified plan covering key management employees and allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 75% of their salary and bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year. The SSP was amended and restated effective as of January 1, 2005 to allow eligible executive employees to comply with Section 409A of the Internal Revenue Code of 1986. Assets of these plans are included in other noncurrent assets and as of December 31, 2024 and 2023 were $53 million and $51 million, respectively. During each of the years ended December 31, 2024, 2023 and 2022, we expensed approximately $1 million as contributions to the SSP.

The Huntsman Supplemental Executive Retirement Plan is an unfunded non-qualified pension plan established to provide certain executive employees with benefits that could not be provided, due to legal limitations, under the Huntsman Defined Benefit Pension Plan, a qualified defined benefit pension plan, and the Huntsman Money Purchase Pension Plan, a qualified money purchase pension plan.

Stock-Based Incentive Plan

On May 5, 2016, our stockholders approved a new Huntsman Corporation 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), which reserved 8.2 million shares for issuance. The Huntsman Corporation Stock Incentive Plan, as amended and restated (the “Prior Plan”), remains in effect for outstanding awards granted pursuant to the Prior Plan, but no further awards may be granted under the Prior Plan. Under the 2016 Stock Incentive Plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. As of December 31, 2024, we had approximately 5 million shares remaining under the 2016 Stock Incentive Plan available for grant. See “Note 23. Stock-Based Compensation Plan.”

International Plans

International employees are covered by various post-employment arrangements consistent with local practices and regulations. Such obligations are included in other long-term liabilities in our consolidated balance sheets.

19. INCOME TAXES

The following is a summary of U.S. and non-U.S. provisions for current and deferred income taxes from continuing operations (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2024	2023	2022
Income tax expense:
U.S.
Current	$1	$8	$6
Deferred	(38)	(35)	57
Non-U.S.
Current	75	66	91
Deferred	23	25	32
Total	$61	$64	$186

Huntsman International

	Year ended December 31,
	2024	2023	2022
Income tax expense:
U.S.
Current	$3	$9	$6
Deferred	(39)	(35)	59
Non-U.S.
Current	75	66	91
Deferred	23	25	32
Total	$62	$65	$188

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate to our total income tax expense from continuing operations (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2024	2023	2022
(Loss) income from continuing operations before income taxes	$(39)	$99	$697

Expected tax (benefit) expense at U.S. statutory rate of 21%	$(8)	$21	$146
Change resulting from:
State tax expense, net of federal benefit	(7)	(1)	3
Non-U.S. tax rate differentials	(4)	—	8
Income tax settlement related to 2017 U.S. Tax Reform Act	5	—	—
Loss from liquidation of subsidiaries	10	—	—
Gain on acquisition of assets, net	(13)	—	—
Impact of equity method investments	(17)	(28)	(21)
Non-U.S. withholding tax on repatriated earnings, interest and royalties, net of U.S. foreign tax credits	14	12	18
Tax authority audits and dispute resolutions	4	5	6
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	(6)	3	3
Deferred tax effect of non-U.S. tax rate changes	(2)	—	(2)
Stock-based compensation	3	—	(5)
Other non-U.S. tax effects, including nondeductible expenses and transfer pricing adjustments	8	5	(11)
Other U.S. tax effects, including nondeductible expenses and other credits	(1)	2	3
Change in valuation allowance	75	45	38
Total income tax expense	$61	$64	$186

Huntsman International

	Year ended December 31,
	2024	2023	2022
(Loss) income from continuing operations before income taxes	$(36)	$102	$700

Expected tax (benefit) expense at U.S. statutory rate of 21%	$(7)	$22	$146
Change resulting from:
State tax expense, net of federal benefit	(7)	(1)	3
Non-U.S. tax rate differentials	(4)	—	8
Income tax settlement related to 2017 U.S. Tax Reform Act	5	—	—
Loss from liquidation of subsidiaries	10	—	—
Gain on acquisition of assets, net	(13)	—	—
Impact of equity method investments	(17)	(28)	(21)
Non-U.S. withholding tax on repatriated earnings, interest and royalties, net of U.S. foreign tax credits	14	12	18
Tax authority audits and dispute resolutions	4	5	6
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	(6)	3	3
Deferred tax effect of non-U.S. tax rate changes	(2)	—	(2)
Stock-based compensation	3	—	(5)
Other non-U.S. tax effects, including nondeductible expenses and transfer pricing adjustments	8	5	(11)
Other U.S. tax effects, including nondeductible expenses and other credits	(1)	2	5
Change in valuation allowance	75	45	38
Total income tax expense	$62	$65	$188

During 2024, the weighted average statutory rate for countries with pre-tax income (primarily our operations in China (25% statutory rate) and Luxembourg (25% statutory rate)) was offset by the weighted average statutory rate for countries with pre-tax losses, resulting in a net tax benefit of $4 million as compared to the 21% U.S. statutory rate reflected in the reconciliation above. During 2023, the weighted average statutory rate for countries with pre-tax income (primarily our operations in China (25% statutory rate), Germany (30% statutory rate) and Luxembourg (25% statutory rate)) was offset by the weighted average statutory rate for countries with pre-tax losses, resulting in an immaterial difference as compared to the 21% U.S. statutory rate reflected in the reconciliation above. During 2022, the weighted average statutory rate for countries with pre-tax income (in primarily our operations in China (25% statutory rate), Germany (30% statutory rate) and Luxembourg (25% statutory rate)) was higher than the weighted average statutory rate for countries with pre-tax losses, resulting in a net expense of $8 million, as compared to the 21% U.S. statutory rate reflected in the reconciliation above.

Under the U.S. Tax Reform Act’s global intangible low-taxed income (“GILTI”) provision, our non-U.S. operations are generally subject to U.S. tax. We have elected to treat the GILTI as a current-period expense when incurred. The stated purpose of the GILTI rules is to generate additional U.S. tax related to income in non-U.S. jurisdictions which incur less than a blended 13.125% non-U.S. tax rate. Our non-U.S. income is subject to a blended rate greater than 13.125%; however, in practice, the GILTI regulations result in additional tax liability from expense allocations which limit our ability to utilize foreign tax credits against the GILTI inclusion. For 2024, 2023 and 2022, we incurred a tax benefit of $6 million, tax expense of $3 million and tax expense of $3 million, respectively, resulting from these expense allocations, net of other U.S. taxation on foreign operations and foreign tax credits.

The components of (loss) income from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2024	2023	2022
U.S.	$(176)	$(155)	$273
Non-U.S.	137	254	424
Total	$(39)	$99	$697

Huntsman International

	Year ended December 31,
	2024	2023	2022
U.S.	$(173)	$(152)	$276
Non-U.S.	137	254	424
Total	$(36)	$102	$700

Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$289	$234
Operating leases	95	92
Pension and other employee compensation	57	65
Deferred interest	104	78
Capitalized research and development costs	56	44
Property, plant and equipment	25	22
Intangible assets	9	16
Intercompany prepayments	4	28
Other, net	49	41
Total	$688	$620
Deferred income tax liabilities:
Property, plant and equipment	$(284)	$(267)
Operating leases	(95)	(93)
Intangible assets	(74)	(80)
Pension and other employee compensation	(52)	(28)
Outside basis difference in subsidiaries	(42)	(41)
Unrealized currency gains	(16)	(8)
Other, net	(5)	(13)
Total	$(568)	$(530)
Net deferred tax asset before valuation allowance	$120	$90
Valuation allowance—net operating losses, deferred interest and other	(255)	(221)
Net deferred tax liability	$(135)	$(131)
Non-current deferred tax asset	$69	$112
Non-current deferred tax liability	(204)	(243)
Net deferred tax liability	$(135)	$(131)

Huntsman International

	December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$288	$234
Operating leases	95	92
Pension and other employee compensation	56	65
Deferred interest	104	78
Capitalized research and development costs	55	44
Property, plant and equipment	25	22
Intangible assets	9	16
Intercompany prepayments	4	28
Other, net	49	41
Total	$685	$620
Deferred income tax liabilities:
Property, plant and equipment	$(284)	$(267)
Operating leases	(95)	(93)
Intangible assets	(74)	(80)
Pension and other employee compensation	(52)	(28)
Outside basis difference in subsidiaries	(42)	(41)
Unrealized currency gains	(16)	(8)
Other, net	(5)	(17)
Total	$(568)	$(534)
Net deferred tax asset before valuation allowance	$117	$86
Valuation allowance—net operating losses, deferred interest and other	(255)	(221)
Net deferred tax liability	$(138)	$(135)
Non-current deferred tax asset	$69	$112
Non-current deferred tax liability	(207)	(247)
Net deferred tax liability	$(138)	$(135)

We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdiction basis and analyzed to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits our ability to consider other evidence such as our projections for the future. Our judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning associated with utilizing a deferred tax asset.

With the negative economic impacts of recent events, including economic challenges in Europe, we established a $10 million valuation allowance against the entire net deferred tax asset of our largest tax filing group in Germany as of December 31, 2024. We also established $13 million of significant valuation allowances on certain net deferred tax assets in Luxembourg in the fourth quarter of 2024 as a result of changes in estimated future taxable income resulting from decreased intercompany receivables and, therefore, decreased income in Luxembourg, our primary treasury center outside of the U.S. We also had miscellaneous non-significant valuation allowance establishments totaling $6 million in 2024. We established a $14 million valuation allowance against the entire net deferred tax asset in the U.K. as of December 31, 2023, and a $49 million valuation allowance against the entire net deferred tax asset in the Netherlands as of December 31, 2022.

We have gross net operating losses (“NOLs”) of $960 million ($239 million tax-effected) in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $37 million ($6 million tax-effected) have a limited life (of which $1 million (immaterial tax effect) are subject to a valuation allowance), of which none are scheduled to expire in 2025. We had no NOLs expire unused in 2024.

We have gross U.S. federal NOLs of $182 million ($38 million tax-effected), the majority of which are not subject to expiration. We expect to be able to utilize all of these NOLs, and therefore they are not subject to a valuation allowance.

Included in the $960 million of gross non-U.S. NOLs is $224 million ($53 million tax-effected) attributable to our Luxembourg entities. As of December 31, 2024, due to the uncertainty surrounding the realization of the benefits of these losses, there is a valuation allowance of $29 million against these net tax-effected NOLs of $53 million.

We have $11 million tax effected federal and state capital loss carryovers, all of which are subject to a valuation allowance. Capital loss carryovers may only be utilized against capital gains and have a 5-year carryforward period, generally expiring at the end of 2028.

We have gross U.S. federal deferred interest deductions of $148 million ($31 million tax-effected), which are limited to deduction of 30% of adjusted taxable income, but are not subject to expiration. We expect to be able to utilize all of these deferred interest deductions and, therefore, they are not subject to a valuation allowance. Deferred interest deductions of $65 million, tax-effected in the Netherlands, are deduction-limited based on a percentage of EBITDA, are not subject to expiration and which are subject to a full valuation allowance.

Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods, or, in the case of unexpected pre-tax earnings, the release of valuation allowances in future periods.

The following is a summary of changes in the valuation allowance (dollars in millions):

Huntsman Corporation

	2024	2023	2022
Valuation allowance as of January 1	$221	$169	$131
Valuation allowance as of December 31	255	221	169
Net increase	(34)	(52)	(38)
Foreign currency movements	(13)	3	(4)
Decrease to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(28)	4	4
Change in valuation allowance per rate reconciliation	$(75)	$(45)	$(38)
Components of change in valuation allowance affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(46)	$(30)	$13
Releases of valuation allowances in various jurisdictions	—	1	—
Establishments of valuation allowances in various jurisdictions	(29)	(16)	(51)
Change in valuation allowance per rate reconciliation	$(75)	$(45)	$(38)

Huntsman International

	2024	2023	2022
Valuation allowance as of January 1	$221	$169	$131
Valuation allowance as of December 31	255	221	169
Net increase	(34)	(52)	(38)
Foreign currency movements	(13)	3	(4)
Decrease to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(28)	4	4
Change in valuation allowance per rate reconciliation	$(75)	$(45)	$(38)
Components of change in valuation allowance affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(46)	$(30)	$13
Releases of valuation allowances in various jurisdictions	—	1	—
Establishments of valuation allowances in various jurisdictions	(29)	(16)	(51)
Change in valuation allowance per rate reconciliation	$(75)	$(45)	$(38)

The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2024	2023
Unrecognized tax benefits as of January 1	$5	$57
Gross increases and decreases—tax positions taken during a prior period	—	(50)
Gross increases and decreases—tax positions taken during the current period	1	—
Reductions resulting from the lapse of statues of limitations	(1)	(2)
Unrecognized tax benefits as of December 31	$5	$5

As of December 31, 2024 and 2023, the amount of unrecognized tax benefits (not including interest and penalties) which, if recognized, would affect the effective tax rate is $2 million and $5 million, respectively. During 2023, we recorded a $32 million decrease to our unrecognized tax benefits related to the timing of tax losses on our Venator investment. This decrease was offset by a decrease in net deferred tax assets and, therefore, did not affect income tax expense.

On February 28, 2023, we completed the sale of our Textile Effects Business to Archroma. Due to the sale of these legal entities, our unrecognized tax benefits (and associated interest and penalties) transferred to Archroma with no corresponding income tax benefit for the reduction since we have provided indemnification for pre-acquisition income taxes.

During 2024, we concluded and settled tax examinations in the U.S. (federal and various states), Belgium, China, Germany and Italy. During 2023, we concluded and settled tax examinations in the U.S. (federal and various states), Germany, Indonesia, Singapore and Thailand. During 2022, we concluded and settled tax examinations in the U.S. (federal and various states), China and Japan.

During 2024, for unrecognized tax benefits that impact tax expense, we recorded no net change. During 2023, for unrecognized tax benefits that impact tax expense, we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit (not including interest and penalties) of $1 million. During 2022, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense (not including interest and penalties) of $3 million.

We recognized accrued interest related to unrecognized tax benefits in income tax expense as provided below (dollars in millions):

	Year ended December 31,
	2024	2023	2022
Interest included in tax expense	$2	$3	$3

	December 31,
	2024	2023
Accrued liability for interest	$8	$6

We conduct business globally, and as a result, we file income tax returns in U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax jurisdiction	Open tax years
Belgium	2022 and later
China	2014 and later
Germany	2018 and later
Hong Kong	2018 and later
India	2022 and later
Italy	2019 and later
Mexico	2022 and later
Switzerland	2017 and later
The Netherlands	2020 and later
United Kingdom	2022 and later
United States federal	2017 and later

Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

We estimate that it is not reasonably possible that our unrecognized tax benefits would significantly change within 12 months of the reporting date.

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

20. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have various purchase commitments extending through 2043 for materials, supplies and services entered into in the ordinary course of business. Included in these purchase commitments are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed in 2024. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. As of  December 31, 2024, we had unconditional purchase commitments of approximately $11.3 billion, of which $2,273 million will be paid in 2025, $1,881 million in 2026, $1,602 million in 2027, $1,335 million in 2028 and $1,235 million in 2029.

We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. We made minimum payments of $4 million, $4 million and $3 million for the years ended December 31, 2024, 2023 and 2022, respectively, under such take or pay contracts without taking the product.

Legal Matters

On February 6, 2025, the Louisiana Supreme Court affirmed the jury verdict and district court judgment in our favor in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site, and entered a damages award consistent with Huntsman’s expert witness testimony at trial. The case was filed after Praxair refused to maintain properly its own Geismar facility and then repeatedly failed to supply our requirements for industrial gases needed to manufacture MDI under long-term supply contracts that expired in 2013. We are evaluating our options with respect to this latest ruling which would result in a final award of approximately $42.5 million or, after adding mandatory pre-judgment and post-judgment interest approximately $65 million. Taking into account taxes and legal fees, we would expect to receive net proceeds of approximately $25 million to $30 million. We have not yet recognized the award in our consolidated statements of operations, and the timing of the resolution of this matter is uncertain.

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

21. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2024, 2023 and 2022, our capital expenditures for EHS matters totaled $27 million, $30 million and $44 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $15 million and $5 million for environmental liabilities as of  December 31, 2024 and 2023, respectively. Of these amounts, $6 million and $2 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2024 and 2023, respectively, and $9 million and $3 million were classified as other noncurrent liabilities in our consolidated balance sheets as of  December 31, 2024 and 2023, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

22. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our existing share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2024, we did not repurchase any shares of our common stock under this program. As of December 31, 2024, we have approximately $547 million remaining under the authorization of our existing share repurchase program.

Dividends on Common Stock

The following tables represent dividends on common stock for our Company for the years ended December 31, 2024 and 2023 (dollars in millions, except per share payment amounts):

	Per share	Dividends
Quarter ended	payment amount	declared
March 31, 2024	$0.25	$43
June 30, 2024	0.25	43
September 30, 2024	0.25	44
December 31, 2024	0.25	44

	Per share	Dividends
Quarter ended	payment amount	declared
March 31, 2023	$0.2375	$44
June 30, 2023	0.2375	42
September 30, 2023	0.2375	42
December 31, 2023	0.2375	41

23. STOCK-BASED COMPENSATION PLAN

Under the 2016 Stock Incentive Plan, we may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, phantom stock, performance share units and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under both the 2016 Stock Incentive Plan and the Prior Plan are fixed at the grant date. Initially, there were approximately 8.2 million shares available for issuance under the 2016 Stock Incentive Plan. However, the number of shares available for issuance may be adjusted to include any shares surrendered, exchanged, forfeited or settled in cash pursuant to the Prior Plan. As of December 31, 2024, we had approximately 5 million shares remaining under the 2016 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period.

The compensation cost under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2024	2023	2022
Huntsman Corporation compensation cost	$30	$28	$29
Huntsman International compensation cost	29	27	27

The total income tax benefit recognized in the statement of operations for stock-based compensation arrangements was $2 million, $3 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted averages of the assumptions utilized for all stock options granted during the year. During the years ended  December 31, 2024, 2023 and 2022, no stock options were granted.

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of December 31, 2024 and changes during the year then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2024	2,890	$22.06
Exercised	(440)	20.57
Forfeited	(36)	32.15
Outstanding and exercisable at December 31, 2024	2,414	22.18	3.2	$3

As of December 31, 2024, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan.

During the years ended December 31, 2024, 2023 and 2022, the total intrinsic value of stock options exercised was approximately $1 million, $3 million and $12 million, respectively. Cash received from stock options exercised during the years ended December 31, 2024, 2023 and 2022 was approximately nil, $5 million and $6 million, respectively. The cash tax benefit from stock options exercised during each of the years ended December 31, 2024, 2023 and 2022 was approximately nil, nil and $2 million, respectively.

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

We grant two types of performance share unit awards. For one type of performance share unit award, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the years ended December 31, 2024, 2023 and 2022, the weighted-average expected volatility rate was 31.8%, 37.6% and 43.5%, respectively, and the weighted average risk-free interest rate was 4.39%, 4.38% and 1.67%, respectively. For the performance share unit awards granted during the year ended December 31, 2024, 2023 and 2022, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

During the first quarter of 2022, we issued a second type of performance award, which also includes a market condition. The performance criteria are our corporate free cash flow achieved relative to targets set by management, modified for the total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the two-year performance period. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the year ended December 31, 2022, the weighted-average expected volatility rate was 37.9% and the weighted average risk-free interest rate was 1.43%. For the performance share unit awards granted during the year ended December 31, 2022, the number of shares earned varies based upon the Company achieving certain performance criteria over a two-year performance period. No performance share unit awards of this type were granted during the years ended December 31, 2024 and 2023.

A summary of the status of our nonvested shares as of December 31, 2024 and changes during the year then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2024	1,923		$38.71	181	$32.75
Granted	1,264		26.57	143	23.93
Vested	(641)	(1)	32.97	(87)	32.49
Forfeited	(270)	(2)	41.82	(12)	30.80
Nonvested at December 31, 2024	2,276		33.22	225	27.36

(1)

As of December 31, 2024, a total of 136,370 restricted stock units were vested but not yet issued, of which 20,685 vested during 2024. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 191,959 performance share unit awards with a grant date fair value of $45.04 that were included in the December 31, 2023 nonvested balance did not meet the minimum performance criteria of these awards and were effectively forfeited during the first quarter of 2024.

As of December 31, 2024, there was $34 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The value of share awards that vested during the years ended December 31, 2024, 2023 and 2022 was $24 million, $28 million and $31 million, respectively.

24. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and
	Foreign	other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2024	$(614)	$(656)	$(3)	$(1,273)	$28	$(1,245)
Other comprehensive (loss) income before reclassifications, gross	(66)	80	3	17	(1)	16
Tax impact	(4)	(4)	—	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	9	30	—	39	—	39
Tax impact	—	(2)	—	(2)	—	(2)
Net current-period other comprehensive (loss) income	(61)	104	3	46	(1)	45
Ending balance, December 31, 2024	$(675)	$(552)	$—	$(1,227)	$27	$(1,200)

(1)	Amounts are net of tax of $60 million and $56 million as of December 31, 2024 and January 1, 2024, respectively.
(2)	Amounts are net of tax of $61 million and $67 million as of December 31, 2024 and January 1, 2024, respectively.
(3)	See table below for details about these reclassifications.

		Pension and
	Foreign	other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2023	$(648)	$(652)	$7	$(1,293)	$25	$(1,268)
Other comprehensive income (loss) before reclassifications, gross	7	(136)	(10)	(139)	3	(136)
Tax impact	—	13	—	13	—	13
Amounts reclassified from accumulated other comprehensive loss, gross(3)	28	96	—	124	—	124
Tax impact	(1)	23	—	22	—	22
Net current-period other comprehensive income (loss)	34	(4)	(10)	20	3	23
Ending balance, December 31, 2023	$(614)	$(656)	$(3)	$(1,273)	$28	$(1,245)

(1)	Amounts are net of tax of $56 million and $55 million as of December 31, 2023 and January 1, 2023, respectively.
(2)	Amounts are net of tax of $67 million and $31 million as of December 31, 2023 and January 1, 2023, respectively.
(3)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated other				Affected line item in
	comprehensive loss				the statement
Details about accumulated other	Year ended December 31,				where net income
comprehensive loss components(1)(2):	2024	2023	2022		is presented
Amortization of pension and other postretirement benefits:
Actuarial loss	$33	$34	$57	(3)(4)	Other income, net
Prior service credit	(9)	(10)	(11)	(3)(4)	Other income, net
Settlement loss	6	73	5	(5)	Other income, net
Curtailment gain	—	(1)	—	(5)	Other income, net
	30	96	51		Total before tax
	(2)	23	(12)		Income tax expense
Total reclassifications for the period	$28	$119	$39		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.
(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 18. Employee Benefit Plans.”
(4)

Amounts contain approximately nil, $1 million and $11 million of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2024, 2023 and 2022, respectively.

(5)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the year ended December 31, 2023.

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2024	$(619)	$(632)	$(7)	$(1,258)	$28	$(1,230)
Other comprehensive (loss) income before reclassifications, gross	(66)	80	3	17	(1)	16
Tax impact	(4)	(4)	—	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	9	30	—	39	—	39
Tax impact	—	(2)	—	(2)	—	(2)
Net current-period other comprehensive (loss) income	(61)	104	3	46	(1)	45
Ending balance, December 31, 2024	$(680)	$(528)	$(4)	$(1,212)	$27	$(1,185)

(1)	Amounts are net of tax of $47 million and $43 million as of December 31, 2024 and January 1, 2024, respectively.
(2)	Amounts are net of tax of $85 million and $91 million as of December 31, 2024 and January 1, 2024, respectively.
(3)	See table below for details about these reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2023	$(653)	$(628)	$3	$(1,278)	$25	$(1,253)
Other comprehensive income (loss) before reclassifications, gross	7	(136)	(10)	(139)	3	(136)
Tax impact	—	13	—	13	—	13
Amounts reclassified from accumulated other comprehensive loss, gross(3)	28	96	—	124	—	124
Tax impact	(1)	23	—	22	—	22
Net current-period other comprehensive income (loss)	34	(4)	(10)	20	3	23
Ending balance, December 31, 2023	$(619)	$(632)	$(7)	$(1,258)	$28	$(1,230)

(1)	Amounts are net of tax of $43 million and $42 million as of both December 31, 2023 and January 1, 2023, respectively.
(2)	Amounts are net of tax of $91 million and $55 million as of December 31, 2023 and January 1, 2023, respectively.
(3)	See table below for details about these reclassifications.

	Amounts reclassified
	from accumulated other				Affected line item in
	comprehensive loss				the statement
Details about accumulated other	Year ended December 31,				where net income
comprehensive loss components(1)(2):	2024	2023	2022		is presented
Amortization of pension and other postretirement benefits:
Actuarial loss	$33	$34	$57	(3)(4)	Other income, net
Prior service credit	(9)	(10)	(11)	(3)(4)	Other income, net
Settlement loss	6	73	5	(5)	Other income, net
Curtailment gain	—	(1)	—	(5)	Other income, net
	30	96	51		Total before tax
	(2)	23	(12)		Income tax expense
Total reclassifications for the period	$28	$119	$39		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.
(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 18. Employee Benefit Plans.”
(4)

Amounts contain approximately nil, $1 million and $11 million of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2024, 2023 and 2022, respectively.

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

25. RELATED PARTY TRANSACTIONS

Our consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2024	2023	2022
Sales to:
Unconsolidated affiliates	$149	$126	$226
Inventory purchases from:
Unconsolidated affiliates	93	403	433

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

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. We use adjusted EBITDA to measure the financial performance of our global business units and for reporting the results of our operating segments. This measure includes all operating items relating to the businesses. The adjusted EBITDA of operating segments excludes items that principally apply to our Company as a whole. The following schedules include revenues, significant segment expenses and adjusted EBITDA for each of our reportable operating segments (dollars in millions).

Huntsman Corporation

	Year ended December 31, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,900	$1,109	$1,055	$6,064

Significant segment expenses:
Variable direct costs(2)	2,943	618	499	4,060
Adjusted fixed costs(3)	744	328	390	1,462
Other segment items(4)	(32)	10	(13)	(35)
Total reportable segments’ adjusted EBITDA(5)	$245	$153	$179	577

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(79)
Depreciation and amortization—continuing operations				(289)
Corporate and other costs, net(6)				(163)
Net income attributable to noncontrolling interests				62
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(21)
Fair value adjustments to Venator investment, net and other tax matter adjustments				12
Certain legal and other settlements and related expenses(7)				(13)
Loss on sale of business/assets				(1)
Loss on dissolution of subsidiaries(8)				(39)
Amortization of pension and postretirement actuarial losses				(39)
Restructuring, impairment and plant closing and transition costs(9)				(46)
Loss from continuing operations before income taxes				(39)

Income tax expense—continuing operations				(61)
Loss from discontinued operations, net of tax				(27)
Net loss				$(127)

	Year ended December 31, 2023
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,865	$1,178	$1,092	$6,135

Significant segment expenses:
Variable direct costs(2)	2,904	647	546	4,097
Adjusted fixed costs(3)	787	329	370	1,486
Other segment items(4)	(74)	1	(10)	(83)
Total reportable segments’ adjusted EBITDA(5)	$248	$201	$186	635

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(65)
Depreciation and amortization—continuing operations				(278)
Corporate and other costs, net(6)				(163)
Net income attributable to noncontrolling interests				52
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(4)
Fair value adjustments to Venator investment, net				(5)
Certain legal and other settlements and related expenses				(6)
Certain nonrecurring information technology project implementation costs				(5)
Amortization of pension and postretirement actuarial losses				(37)
Restructuring, impairment and plant closing and transition costs(9)				(25)
Income from continuing operations before income taxes				99

Income tax expense—continuing operations				(64)
Income from discontinued operations, net of tax				118
Net income				$153

	Year ended December 31, 2022
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$5,067	$1,713	$1,277	$8,057

Significant segment expenses:
Variable direct costs(2)	3,718	907	686	5,311
Adjusted fixed costs(3)	821	348	382	1,551
Other segment items(4)	(100)	(11)	(24)	(135)
Total reportable segments’ adjusted EBITDA(5)	$628	$469	$233	1,330

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(62)
Depreciation and amortization—continuing operations				(281)
Corporate and other costs, net(6)				(175)
Net income attributable to noncontrolling interests				63
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(12)
Fair value adjustments to Venator investment, net				(12)
Certain legal and other settlements and related expenses				(7)
Costs associated with the Albemarle Settlement, net				(3)
Income from transition services arrangements				2
Certain nonrecurring information technology project implementation costs				(5)
Amortization of pension and postretirement actuarial losses				(49)
Plant incident remediation credits				4
Restructuring, impairment and plant closing and transition costs(9)				(96)
Income from continuing operations before income taxes				697

Income tax expense—continuing operations				(186)
Income from discontinued operations, net of tax				12
Net income				$523

Huntsman International

	Year ended December 31, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,900	1,109	$1,055	$6,064

Significant segment expenses:
Variable direct costs(2)	2,943	618	499	4,060
Adjusted fixed costs(3)	744	328	390	1,462
Other segment items(4)	(32)	10	(13)	(35)
Total reportable segments’ adjusted EBITDA(5)	$245	$153	$179	577

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(79)
Depreciation and amortization—continuing operations				(289)
Corporate and other costs, net(6)				(160)
Net income attributable to noncontrolling interests				62
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(21)
Fair value adjustments to Venator investment, net and other tax matter adjustments				12
Certain legal and other settlements and related expenses(7)				(13)
Loss on sale of business/assets				(1)
Loss on dissolution of subsidiaries(8)				(39)
Amortization of pension and postretirement actuarial losses				(39)
Restructuring, impairment and plant closing and transition costs(9)				(46)
Loss from continuing operations before income taxes				(36)

Income tax expense—continuing operations				(62)
Loss from discontinued operations, net of tax				(27)
Net loss				$(125)

	Year ended December 31, 2023
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,865	$1,178	$1,092	$6,135

Significant segment expenses:
Variable direct costs(2)	2,904	647	546	4,097
Adjusted fixed costs(3)	787	329	370	1,486
Other segment items(4)	(74)	1	(10)	(83)
Total reportable segments’ adjusted EBITDA(5)	$248	$201	$186	635

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(65)
Depreciation and amortization—continuing operations				(278)
Corporate and other costs, net(6)				(160)
Net income attributable to noncontrolling interests				52
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(4)
Fair value adjustments to Venator investment, net				(5)
Certain legal and other settlements and related expenses				(6)
Certain nonrecurring information technology project implementation costs				(5)
Amortization of pension and postretirement actuarial losses				(37)
Restructuring, impairment and plant closing and transition costs(9)				(25)
Income from continuing operations before income taxes				102

Income tax expense—continuing operations				(65)
Income from discontinued operations, net of tax				118
Net income				$155

	Year ended December 31, 2022
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$5,067	$1,713	$1,277	$8,057

Significant segment expenses:
Variable direct costs(2)	3,718	907	686	5,311
Adjusted fixed costs(3)	821	348	382	1,551
Other segment items(4)	(100)	(11)	(24)	(135)
Total reportable segments’ adjusted EBITDA(5)	$628	$469	$233	1,330

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(62)
Depreciation and amortization—continuing operations				(281)
Corporate and other costs, net(6)				(172)
Net income attributable to noncontrolling interests				63
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(12)
Fair value adjustments to Venator investment, net				(12)
Certain legal and other settlements and related expenses				(7)
Costs associated with the Albemarle Settlement, net				(3)
Income from transition services arrangements				2
Certain nonrecurring information technology project implementation costs				(5)
Amortization of pension and postretirement actuarial losses				(49)
Plant incident remediation credits				4
Restructuring, impairment and plant closing and transition costs(9)				(96)
Income from continuing operations before income taxes				700

Income tax expense—continuing operations				(188)
Income from discontinued operations, net of tax				12
Net income				$524

	Huntsman Corporation		Huntsman International
	December 31,		December 31,
	2024	2023	2024	2023
Total assets:
Polyurethanes	$4,151	$4,261	$4,151	$4,261
Performance Products	1,214	1,170	1,214	1,170
Advanced Materials	1,097	1,143	1,097	1,143
Total reportable segments’ total assets	6,462	6,574	6,462	6,574
Corporate and other	652	674	652	679
Total	$7,114	$7,248	$7,114	$7,253

	Year ended December 31,
	2024	2023	2022
Depreciation and amortization:
Polyurethanes	$161	$141	$136
Performance Products	67	72	72
Advanced Materials	52	53	57
Total reportable segments’ depreciation and amortization	280	266	265
Corporate and other	9	12	16
Total	$289	$278	$281

	Year ended December 31,
	2024	2023	2022
Capital expenditures:
Polyurethanes	$78	$98	$142
Performance Products	85	100	92
Advanced Materials	17	25	26
Total reportable segments’ capital expenditures	180	223	260
Corporate and other	4	7	12
Total	$184	$230	$272

	December 31,
	2024	2023
Goodwill:
Polyurethanes	$328	$338
Performance Products	15	16
Advanced Materials	290	290
Total	$633	$644

(1)	A reconciliation of total reportable segments’ revenues to total consolidated revenues is provided in “Note 17. Revenue Recognition.”
(2)	Variable direct costs primarily include raw materials, utilities and freight-related costs.
(3)	Adjusted fixed costs primarily include personnel and maintenance costs at our manufacturing facilities, selling, general and administrative expenses and research and development expenses, less depreciation and amortization and certain of the adjustments noted in footnote (5) below.
(4)	Other segment items include other operating and non-operating income and expense items and foreign currency exchange effects, less certain of the adjustments noted in footnote (5) below.
(5)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what our CODM, who has been determined to be our Chief Executive Officer, uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses and purchase accounting inventory adjustments, net; (b) fair value adjustments to Venator investment, net and other tax matter adjustments; (c) certain legal and other settlements and related expenses; (d) loss on sale of business/assets; (e) loss on dissolution of subsidiaries; (f) amortization of pension and postretirement actuarial losses; (g) restructuring, impairment, plant closing and transition costs; (h) (loss) income from discontinued operations, net of tax; (i) certain nonrecurring information technology project implementation costs; (j) costs associated with the Albemarle Settlement, net; (k) income from transition services arrangements; and (l) plant incident remediation credits.

(6)

Corporate and other costs, net includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(7)	Certain legal and other settlements and related expenses for the year ended December 31, 2024 includes approximately $10 million related to the settlement of a claim in connection with a commercial dispute.
(8)	Loss on dissolution of subsidiaries for the year ended December 31, 2024 relates to the elimination and non-cash recognition of cumulative translation adjustments from accumulated other comprehensive loss due to the liquidation of certain subsidiaries.
(9)

Includes costs associated with transition activities relating primarily to our Corporate program to optimize our global approach to managed services in various information technology functions and our program to realign our cost structure in Europe.

	Year ended December 31,
	2024	2023	2022
Revenues by geographic area(1):
United States	$2,124	$2,140	$3,089
China	1,082	1,084	1,305
Germany	373	423	522
Canada	216	211	242
Italy	207	216	249
India	191	164	196
United Kingdom	156	155	193
Other nations	1,687	1,718	2,227
Total	$6,036	$6,111	$8,023

	December 31,
	2024	2023
Long-lived assets(2):
United States	$1,188	$1,216
China	399	200
The Netherlands	315	321
Hungary	118	108
Saudi Arabia	102	112
Germany	82	92
Switzerland	67	76
United Kingdom	60	64
Singapore	59	66
Other nations	103	121
Total	$2,493	$2,376

(1)	Geographic information for revenues is based upon countries into which product is sold.
(2)	Long-lived assets consist of property, plant and equipment, net.

HUNTSMAN CORPORATION (PARENT ONLY)

Schedule I—Condensed Financial Information of Registrant

HUNTSMAN CORPORATION (Parent Only)

BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,
	2024	2023
ASSETS
Investment in and advances to affiliates	$2,966	$3,261
Total assets	$2,966	$3,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1
Accrued liabilities	2	5
Total current liabilities	2	6
Other noncurrent liabilities	5	4
Total liabilities	7	10
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 1,200,000,000 shares authorized, 262,751,907 and 262,190,459 shares issued and 172,144,779 and 171,583,331 shares outstanding, respectively	3	3
Additional paid-in capital	4,233	4,202
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(32)	(41)
Retained earnings	2,245	2,622
Accumulated other comprehensive loss	(1,200)	(1,245)
Total stockholders’ equity	2,959	3,251
Total liabilities and stockholders’ equity	$2,966	$3,261

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2024	2023	2022
Selling, general and administrative expenses	$(3)	$(3)	$(4)
Equity in (loss) income of subsidiaries	(358)	(68)	295
Dividend income—affiliate	172	172	169
Net (loss) income	$(189)	$101	$460

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Year ended December 31,
	2024	2023	2022
Net (loss) income	$(189)	$101	$460
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	(61)	34	(228)
Pension and other postretirement benefits adjustments	104	(4)	158
Other, net	65	42	56
Other comprehensive income (loss), net of tax	108	72	(14)
Comprehensive (loss) income	(81)	173	446
Comprehensive income attributable to noncontrolling interests	(63)	(49)	(51)
Comprehensive (loss) income attributable to Huntsman Corporation	$(144)	$124	$395

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders’ Equity
							Accumulated
	Shares of		Additional		Unearned		other
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	Total
	stock	stock	capital	stock	compensation	earnings	loss	equity
Beginning balance, January 1, 2022	214,170,287	$3	$4,102	$(934)	$(25)	$2,435	$(1,203)	$4,378
Net income	—	—	—	—	—	460	—	460
Other comprehensive loss	—	—	—	—	—	—	(65)	(65)
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—
Vesting of stock awards	1,341,787	—	7	—	—	—	—	7
Recognition of stock-based compensation	—	—	3	—	22	—	—	25
Repurchase and cancellation of stock awards	(366,199)	—	—	—	—	(14)	—	(14)
Stock options exercised	470,853	—	12	—	—	(6)	—	6
Treasury stock repurchased	(31,982,264)	—	—	(1,003)	—	—	—	(1,003)
Dividends declared on common stock	—	—	—	—	—	(170)	—	(170)
Balance, December 31, 2022	183,634,464	3	4,156	(1,937)	(35)	2,705	(1,268)	3,624
Net income	—	—	—	—	—	101	—	101
Other comprehensive income	—	—	—	—	—	—	23	23
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—
Vesting of stock awards	1,028,971	—	5	—	—	—	—	5
Recognition of stock-based compensation	—	—	1	—	26	—	—	27
Repurchase and cancellation of stock awards	(307,093)	—	—	—	—	(10)	—	(10)
Stock options exercised	320,364	—	9	—	—	(4)	—	5
Treasury stock repurchased	(13,093,375)	—	—	(353)	—	—	—	(353)
Dividends declared on common stock	—	—	—	—	—	(170)	—	(170)
Acquisition of noncontrolling interests, net of tax	—	—	(1)	—	—	—	—	(1)
Balance, December 31, 2023	171,583,331	3	4,202	(2,290)	(41)	2,622	(1,245)	3,251
Net loss	—	—	—	—	—	(189)	—	(189)
Other comprehensive income	—	—	—	—	—	—	45	45
Issuance of nonvested stock awards	—	—	20	—	(20)	—	—	—
Vesting of stock awards	728,499	—	2	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	29	—	—	29
Repurchase and cancellation of stock awards	(234,161)	—	—	—	—	(5)	—	(5)
Stock options exercised	67,110	—	9	—	—	(9)	—	—
Dividends declared on common stock	—	—	—	—	—	(174)	—	(174)
Balance, December 31, 2024	172,144,779	$3	$4,233	$(2,290)	$(32)	$2,245	$(1,200)	$2,959

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(189)	$101	$460
Equity in loss (income) of subsidiaries	358	68	(295)
Stock-based compensation	1	1	2
Changes in operating assets and liabilities	2	—	(2)
Net cash provided by operating activities	172	170	165

Investing activities:
Net cash provided by investing activities	—	—	—

Financing activities:
Dividends paid to common stockholders	(174)	(169)	(171)
Repurchase and cancellation of stock awards	(5)	(10)	(14)
Proceeds from issuance of common stock	—	5	6
Repurchase of common stock	(4)	(349)	(1,005)
Increase in payable to affiliates	13	352	1,017
Other, net	(2)	1	—
Net cash used in financing activities	(172)	(170)	(167)
Decrease in cash and cash equivalents	—	—	(2)
Cash and cash equivalents at beginning of period	—	—	2
Cash and cash equivalents at end of period	$—	$—	$—

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