Form 10-Q
period 2025-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2025-05-02
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

On April 23, 2025, 173,745,629 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interest of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interest. All of Huntsman International LLC’s units of membership interest are held by Huntsman Corporation.

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

ENDED March 31, 2025

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” below and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$334	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $9 and $8, respectively), ($271 and $233 pledged as collateral, respectively)(1)	789	718
Accounts receivable from affiliates	8	7
Inventories(1)	1,030	917
Prepaid expenses	95	114
Other current assets	30	29
Total current assets	2,286	2,125
Property, plant and equipment, net(1)	2,494	2,493
Investment in unconsolidated affiliates	317	346
Intangible assets, net	334	344
Goodwill	637	633
Deferred income taxes	61	69
Operating lease right-of-use assets	381	382
Other noncurrent assets(1)	722	722
Total assets	$7,232	$7,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$723	$758
Accounts payable to affiliates	15	12
Accrued liabilities(1)	460	416
Current portion of debt(1)	284	325
Current operating lease liabilities(1)	58	54
Total current liabilities	1,540	1,565
Long-term debt(1)	1,670	1,510
Deferred income taxes	191	204
Noncurrent operating lease liabilities(1)	343	348
Other noncurrent liabilities(1)	317	324
Total liabilities	4,061	3,951
Commitments and contingencies (Notes 16 and 17)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 263,202,496 and 262,751,907 shares issued and 172,595,368 and 172,144,779 shares outstanding, respectively	3	3
Additional paid-in capital	4,260	4,233
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(48)	(32)
Retained earnings	2,193	2,245
Accumulated other comprehensive loss	(1,167)	(1,200)
Total Huntsman Corporation stockholders’ equity	2,951	2,959
Noncontrolling interests in subsidiaries	220	204
Total equity	3,171	3,163
Total liabilities and equity	$7,232	$7,114

(1)

At March 31, 2025 and December 31, 2024, respectively, $15 and $6 of cash and cash equivalents, $20 and $19 of accounts and notes receivable (net), $63 and $57 of inventories, $124 each of property, plant and equipment (net), $36 and $37 of other noncurrent assets, $108 and $111 of accounts payable, $17 and $21 of accrued liabilities, $9 each of current portion of debt, $9 and $6 of current operating lease liabilities, $5 and $7 of long-term debt, $13 and $15 of noncurrent operating lease liabilities and $16 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months ended
	March 31,
	2025	2024
Revenues:
Trade sales, services and fees, net	$1,374	$1,436
Related party sales	36	34
Total revenues	1,410	1,470
Cost of goods sold	1,209	1,269
Gross profit	201	201
Operating expenses:
Selling, general and administrative	166	176
Research and development	32	31
Restructuring, impairment and plant closing costs	1	11
Gain on acquisition of assets, net	(5)	(52)
Prepaid asset write-off	—	71
Income associated with litigation matter, net	(33)	—
Other operating (income) expense, net	(2)	2
Total operating expenses	159	239
Operating income (loss)	42	(38)
Interest expense, net	(19)	(19)
Equity in income of investment in unconsolidated affiliates	1	19
Other income, net	3	2
Income (loss) from continuing operations before income taxes	27	(36)
Income tax (expense) benefit	(15)	20
Income (loss) from continuing operations	12	(16)
Loss from discontinued operations, net of tax	(1)	(7)
Net income (loss)	11	(23)
Net income attributable to noncontrolling interests	(16)	(14)
Net loss attributable to Huntsman Corporation	$(5)	$(37)

Basic loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.02)	$(0.18)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	(0.04)
Net loss attributable to Huntsman Corporation common stockholders	$(0.03)	$(0.22)
Weighted average shares	172.4	171.8

Diluted loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.02)	$(0.18)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	(0.04)
Net loss attributable to Huntsman Corporation common stockholders	$(0.03)	$(0.22)
Weighted average shares	172.4	171.8

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(4)	$(30)
Loss from discontinued operations, net of tax	(1)	(7)
Net loss	$(5)	$(37)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months ended
	March 31,
	2025	2024
Net income (loss)	$11	$(23)
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	35	(36)
Pension and other postretirement benefits adjustments	(8)	8
Other, net	6	5
Other comprehensive income (loss), net of tax	33	(23)
Comprehensive income (loss)	44	(46)
Comprehensive income attributable to noncontrolling interests	(16)	(15)
Comprehensive income (loss) attributable to Huntsman Corporation	$28	$(61)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2025	172,144,779	$3	$4,233	$(2,290)	$(32)	$2,245	$(1,200)	$204	$3,163
Net (loss) income	—	—	—	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	—	—	—	33	—	33
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	626,118	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	9	—	—	—	9
Repurchase and cancellation of stock awards	(179,420)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	3,891	—	—	—	—	—	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2025	$172,595,368	$3	$4,260	$(2,290)	$(48)	$2,193	$(1,167)	$220	$3,171

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2024	171,583,331	$3	$4,202	$(2,290)	$(41)	$2,622	$(1,245)	$227	$3,478
Net (loss) income	—	—	—	—	—	(37)	—	14	(23)
Other comprehensive (loss) income	—	—	—	—	—	—	(24)	1	(23)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	722,117	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	9	—	—	—	9
Repurchase and cancellation of stock awards	(225,895)	—	—	—	—	(5)	—	—	(5)
Stock options exercised	42,156	—	8	—	—	(8)	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2024	172,121,709	$3	$4,231	$(2,290)	$(51)	$2,528	$(1,269)	$242	$3,394

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months ended
	March 31,
	2025	2024
Operating activities:
Net income (loss)	$11	$(23)
Less: Loss from discontinued operations, net of tax	1	7
Income (loss) from continuing operations	12	(16)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(1)	(19)
Depreciation and amortization	69	69
Noncash lease expense	19	19
Gain on acquisition of assets, net	(5)	(52)
Noncash prepaid asset write-off	—	71
Deferred income taxes	(1)	(33)
Noncash stock-based compensation	9	9
Other, net	3	6
Changes in operating assets and liabilities:
Accounts and notes receivable	(65)	(87)
Inventories	(101)	(38)
Prepaid expenses	26	—
Other current assets	(1)	(1)
Other noncurrent assets	(3)	(2)
Accounts payable	(32)	30
Accrued liabilities	33	(9)
Other noncurrent liabilities	(33)	(10)
Net cash used in operating activities from continuing operations	(71)	(63)
Net cash used in operating activities from discontinued operations	(3)	(2)
Net cash used in operating activities	(74)	(65)

Investing activities:
Capital expenditures	(36)	(42)
Cash received from return of investment in unconsolidated subsidiary	41	—
Cash received from sale of businesses, net	—	12
Other	1	—
Net cash provided by (used in) investing activities	6	(30)

Financing activities:
Net borrowings on revolving loan facilities	427	191
Repayments of long-term debt	(319)	(3)
Principal payments on note payable	—	(28)
Dividends paid to common stockholders	(44)	(44)
Repurchase and cancellation of awards	(3)	(5)
Repurchase of common stock	—	(1)
Other, net	(1)	(2)
Net cash provided by financing activities	60	108
Effect of exchange rate changes on cash	2	(1)
(Decrease) increase in cash and cash equivalents	(6)	12
Cash and cash equivalents at beginning of period	340	540
Cash and cash equivalents at end of period	$334	$552

Supplemental cash flow information:
Cash paid for interest	$8	$12
Cash paid for income taxes	12	15

As of March 31, 2025 and 2024, the amount of capital expenditures in accounts payable was $20 million and $21 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$334	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $9 and $8, respectively), ($271 and $233 pledged as collateral, respectively)(1)	789	718
Accounts receivable from affiliates	8	7
Inventories(1)	1,030	917
Prepaid expenses	95	114
Other current assets	30	29
Total current assets	2,286	2,125
Property, plant and equipment, net(1)	2,494	2,493
Investment in unconsolidated affiliates	317	346
Intangible assets, net	334	344
Goodwill	637	633
Deferred income taxes	61	69
Operating lease right-of-use assets	381	382
Other noncurrent assets(1)	722	722
Total assets	$7,232	$7,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$723	$758
Accounts payable to affiliates	15	12
Accrued liabilities(1)	455	411
Current portion of debt(1)	284	325
Current operating lease liabilities(1)	58	54
Total current liabilities	1,535	1,560
Long-term debt(1)	1,670	1,510
Deferred income taxes	195	207
Noncurrent operating lease liabilities(1)	343	348
Other noncurrent liabilities(1)	316	319
Total liabilities	4,059	3,944
Commitments and contingencies (Notes 16 and 17)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,821	3,814
Retained earnings	284	337
Accumulated other comprehensive loss	(1,152)	(1,185)
Total Huntsman International LLC members’ equity	2,953	2,966
Noncontrolling interests in subsidiaries	220	204
Total equity	3,173	3,170
Total liabilities and equity	$7,232	$7,114

(1)	At March 31, 2025 and December 31, 2024, respectively, $15 and $6 of cash and cash equivalents, $20 and $19 of accounts and notes receivable (net), $63 and $57 of inventories, $124 each of property, plant and equipment (net), $36 and $37 of other noncurrent assets, $108 and $111 of accounts payable, $17 and $21 of accrued liabilities, $9 each of current portion of debt, $9 and $6 of current operating lease liabilities, $5 and $7 of long-term debt, $13 and $15 of noncurrent operating lease liabilities and $16 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months ended
	March 31,
	2025	2024
Revenues:
Trade sales, services and fees, net	$1,374	$1,436
Related party sales	36	34
Total revenues	1,410	1,470
Cost of goods sold	1,209	1,269
Gross profit	201	201
Operating expenses:
Selling, general and administrative	164	174
Research and development	32	31
Restructuring, impairment and plant closing costs	1	11
Gain on acquisition of assets, net	(5)	(52)
Prepaid asset write-off	—	71
Income associated with litigation matter, net	(33)	—
Other operating (income) expense, net	(2)	2
Total operating expenses	157	237
Operating income (loss)	44	(36)
Interest expense, net	(19)	(19)
Equity in income of investment in unconsolidated affiliates	1	19
Other income, net	3	2
Income (loss) from continuing operations before income taxes	29	(34)
Income tax (expense) benefit	(17)	20
Income (loss) from continuing operations	12	(14)
Loss from discontinued operations, net of tax	(1)	(7)
Net income (loss)	11	(21)
Net income attributable to noncontrolling interests	(16)	(14)
Net loss attributable to Huntsman International LLC	$(5)	$(35)

Amounts attributable to Huntsman International LLC :
Loss from continuing operations	$(4)	$(28)
Loss from discontinued operations, net of tax	(1)	(7)
Net loss	$(5)	$(35)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months ended
	March 31,
	2025	2024
Net income (loss)	$11	$(21)
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	35	(36)
Pension and other postretirement benefits adjustments	(8)	8
Other, net	6	5
Other comprehensive income (loss), net of tax	33	(23)
Comprehensive income (loss)	44	(44)
Comprehensive income attributable to noncontrolling interests	(16)	(15)
Comprehensive income (loss) attributable to Huntsman International LLC	$28	$(59)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2025	2,728	$3,814	$337	$(1,185)	$204	$3,170
Net (loss) income	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	33	—	33
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distribution to parent	—	—	(5)	—	—	(5)
Balance, March 31, 2025	2,728	3,821	284	(1,152)	220	3,173

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2024	2,728	$3,785	$709	$(1,230)	$227	$3,491
Net (loss) income	—	—	(35)	—	14	(21)
Other comprehensive (loss) income	—	—	—	(24)	1	(23)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	8	—	—	—	8
Distribution to parent	—	—	(9)	—	—	(9)
Balance, March 31, 2024	2,728	3,793	622	(1,254)	242	3,403

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months ended
	March 31,
	2025	2024
Operating activities:
Net income (loss)	$11	$(21)
Less: Loss from discontinued operations, net of tax	1	7
Income (loss) from continuing operations	12	(14)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(1)	(19)
Depreciation and amortization	69	69
Noncash lease expense	19	19
Gain on acquisition of assets, net	(5)	(52)
Noncash prepaid asset write-off	—	71
Deferred income taxes	—	(32)
Noncash stock-based compensation	7	8
Other, net	5	5
Changes in operating assets and liabilities:
Accounts and notes receivable	(65)	(87)
Inventories	(101)	(38)
Prepaid expenses	26	—
Other current assets	(1)	(1)
Other noncurrent assets	(3)	(2)
Accounts payable	(32)	30
Accrued liabilities	33	(9)
Other noncurrent liabilities	(33)	(10)
Net cash used in operating activities from continuing operations	(70)	(62)
Net cash used in operating activities from discontinued operations	(3)	(2)
Net cash used in operating activities	(73)	(64)

Investing activities:
Capital expenditures	(36)	(42)
Cash received from return of investment in unconsolidated subsidiary	41	—
Cash received from sale of businesses, net	—	12
Increase in receivable from affiliate	(5)	(9)
Other, net	1	—
Net cash provided by (used in) investing activities	1	(39)

Financing activities:
Net borrowings on revolving loan facilities	427	191
Repayments of long-term debt	(319)	(3)
Principal payments on note payable	—	(28)
Dividends paid to parent	(43)	(43)
Other, net	(1)	(1)
Net cash provided by financing activities	64	116
Effect of exchange rate changes on cash	2	(1)
(Decrease) increase in cash and cash equivalents	(6)	12
Cash and cash equivalents at beginning of period	340	540
Cash and cash equivalents at end of period	$334	$552

Supplemental cash flow information:
Cash paid for interest	$8	$12
Cash paid for income taxes	12	15

As of March 31, 2025 and 2024, the amount of capital expenditures in accounts payable was $20 million and $21 million, respectively.

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

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive income (loss), financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 for our Company and Huntsman International.

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

Huntsman Corporation and Huntsman International Financial Statements

Except where otherwise indicated, these notes relate to the condensed consolidated financial statements for both our Company and Huntsman International. The differences between our condensed consolidated financial statements and Huntsman International’s condensed consolidated financial statements relate primarily to different capital structures.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries and any variable interest entities for which we are the primary beneficiary. Intercompany accounts and transactions have been eliminated.

Huntsman International declared and paid to us distributions in the form of certain affiliate accounts receivable during 2025 and 2024.

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

2. ACCOUNTING STANDARDS

RECENTLY ADOPTED ACCOUNTING STANDARD

On January 1, 2025, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures; however, the required disclosures are effective for our 2025 annual reporting period and interim reporting periods within fiscal years beginning after December 15, 2025. We are currently evaluating the impact of the adoption of this accounting standard on the related disclosures.

ACCOUNTING STANDARD PENDING ADOPTION IN FUTURE PERIODS

The following relevant accounting standard becomes effective subsequent to fiscal year 2025, and we are currently evaluating the impact of the future adoption of this accounting standard on the related disclosures:

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

SEPARATION AND ACQUISITION OF ASSETS OF SLIC JOINT VENTURE

On January 31, 2024, we completed the planned separation and acquisition of assets of Shanghai Lianheng Isocyanate Company Ltd. (“SLIC”), our joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets was determined based on an asset valuation that was completed in the second quarter of 2024. The acquisition of the assets was funded in part with Huntsman Polyurethanes Shanghai Ltd., our 70%-owned consolidated joint venture in China (“HPS”), issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, which was repaid in full in the second quarter of 2024 using available funds at HPS. During the third quarter of 2024, we received approximately $64 million of cash from SLIC, of which $34 million was a dividend and $30 million was an interim liquidating distribution. Upon the full liquidation of the joint venture during the first quarter of 2025, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, was distributed back to the joint venture partners. As such, during the first quarter of 2025, we received approximately $41 million of cash from SLIC, which was our final liquidating distribution.

The acquisition has been integrated into our Polyurethanes segment. Transaction costs related to this acquisition were not material during 2024.

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

The total fair value of the net assets acquired was in excess of the acquisition cost resulting in net gains of approximately $51 million recognized during 2024 and approximately $5 million recognized during the first quarter of 2025. Concurrent with the acquisition of net assets, we wrote off certain prepaid assets of approximately $71 million during 2024 related to operating agreements with SLIC and other joint venture partners.

According to the operating agreement of the joint venture, SLIC sold all of its output to the joint venture partners with no external sales. After the separation and acquisition of assets, we use all of the output of the acquired assets for internal use. As such, the acquired business has no external revenues or net income.

4. DISCONTINUED OPERATIONS

SaLE of tEXTILE eFFECTS bUSINESS

On February 28, 2023, we completed the sale of our textile chemicals and dyes business (“Textile Effects Business”) to Archroma, a portfolio company of SK Capital Partners, and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which included adjustments to the purchase price for working capital, plus the assumption of underfunded pension liabilities. Additionally, during the three months ended March 31, 2025 and 2024, we recorded net charges of approximately $1 million and $8 million, respectively, related to certain post-closing indemnification obligations and other outstanding charges between the parties.

The following table reconciles major line items constituting pretax loss of discontinued operations to after-tax loss of discontinued operations, primarily related to our Textile Effects Business, as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Major line item constituting pretax loss of discontinued operations:
Loss on sale of our Textile Effects Business, net	$(1)	$(8)
Loss from discontinued operations before income taxes	(1)	(8)
Income tax benefit	—	1
Net loss attributable to discontinued operations	$(1)	$(7)

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using average cost, last-in first-out (“LIFO”) and first-in first-out methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31,	December 31,
	2025	2024
Raw materials and supplies	$207	$193
Work in progress	40	39
Finished goods	828	727
Total	1,075	959
LIFO reserves	(45)	(42)
Net inventories	$1,030	$917

As of both  March 31, 2025 and December 31, 2024, approximately 9% of inventories were recorded using the LIFO cost method.

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

During the three months ended March 31, 2025, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 9. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  March 31, 2025, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  March 31, 2025 and our consolidated balance sheet as of  December 31, 2024 (dollars in millions):

	March 31,	December 31,
	2025	2024
Current assets	$107	$89
Property, plant and equipment, net	124	124
Operating lease right-of-use assets	22	21
Other noncurrent assets	135	133
Deferred income taxes	10	10
Total assets	$398	$377
Current liabilities	$143	$147
Long-term debt	5	7
Noncurrent operating lease liabilities	13	15
Other noncurrent liabilities	16	16
Deferred income taxes	2	2
Total liabilities	$179	$187

Certain operating activities for our variable interest entities for the three months ended March 31, 2025 and 2024 were as follows (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Income from continuing operations before income taxes	$16	$18
Net cash provided by operating activities	16	19

7. SUPPLIER FINANCE PROGRAM

During the first quarter of 2025, we initiated a supplier finance program that has been made available to certain of our vendors. The program allows our vendors to voluntarily sell their receivables due from us to a participating financial institution on terms that are negotiated between the vendor and the financial institution. The vendor receives payment from the financial institution, and we pay the financial institution on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. We do not pledge assets as security or provide other forms of guarantees associated with this supplier finance program. As of March 31, 2025, outstanding obligations confirmed as valid under this supplier finance program were approximately $22 million, included in accounts payable in our condensed consolidated balance sheets.

8. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  March 31, 2025 and December 31, 2024, accrued restructuring and plant closing costs, primarily related to workforce reductions, consisted of the following (dollars in millions):

Accrued liabilities as of January 1, 2025	$26
Charges	—
Payments	(3)
Accrued liabilities as of March 31, 2025	$23

As of  March 31, 2025 and December 31, 2024, accrued restructuring and plant closing costs by segment consisted of the following (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2025	$20	$1	$4	$1	$26
Charges	—	—	—	—	—
Payments	(2)	—	—	(1)	(3)
Accrued liabilities as of March 31, 2025	$18	$1	$4	$—	$23

Current portion of restructuring reserves	$18	$1	$1	$—	$20
Long-term portion of restructuring reserves	—	—	3	—	3

Details with respect to cash and noncash restructuring, impairment and plant closing costs from continuing operations for the three months ended March 31, 2025 and 2024 are provided below (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Cash charges	$—	$8
Noncash charges (credits):
Accelerated depreciation	2	3
Other noncash credits	(1)	—
Total restructuring, impairment and plant closing costs	$1	$11

Restructuring Activities

Beginning in the fourth quarter of 2024, our Polyurethanes segment implemented a restructuring program to reduce organizational structure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately $2 million for the three months ended March 31, 2025, primarily related to accelerated depreciation. We expect to record further restructuring expenses of approximately $14 million through 2027, primarily related to accelerated depreciation and site closures.

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. In connection with this restructuring program, we recorded net restructuring expense of approximately $1 million and $8 million during the three months ended  March 31, 2025 and 2024, respectively, primarily related to accelerated depreciation and workforce reductions. We expect to record further restructuring expenses of approximately $7 million through 2027, primarily related to accelerated depreciation.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program was associated with all of our segments and included exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we recorded net restructuring expense of approximately $2 million during the three months ended  March 31, 2024, primarily related to site closures.

9. DEBT

Our outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

	March 31,	December 31,
	2025	2024
Senior credit facilities:
Revolving credit facility	$273	$—
Senior notes	1,486	1,799
Amounts outstanding under A/R programs	163	—
Variable interest entities	14	16
Other	18	20
Total debt	$1,954	$1,835
Current portion of debt	$284	$325
Long-term portion of debt	1,670	1,510
Total debt	$1,954	$1,835

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

The following table presents certain amounts under our 2022 Revolving Credit Facility as of  March 31, 2025 (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance	Carrying
Facility	amount	outstanding		costs	value	Interest rate(2)	Maturity
2022 Revolving Credit Facility	$1,200	$273	(1)	$—	$273	Term Secured Overnight Financing Rate (“SOFR”) plus 1.475%	May 2027

(1)	On March 31, 2025, we had an additional $3 million (U.S. dollar equivalent) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.

(2)

Interest rates on borrowings under the 2022 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate for U.S. dollar borrowings as of March 31, 2025 was 1.475% above Term SOFR.

Senior Notes

On  March 28, 2025, we satisfied and discharged our obligations under the indenture governing our 4.25% senior notes due April 2025 (“2025 Senior Notes”) by irrevocably depositing funds sufficient to redeem them in full, which was approximately $315 million, on the maturity date of April 1, 2025.

As of  March 31, 2025, our senior notes consisted of the following (monetary amounts in millions):

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

Information regarding our A/R Programs as of March 31, 2025 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	January 2027	$150	$104	(3)	Applicable rate plus 0.95%
EU A/R Program	July 2027	€100	€55		Applicable rate plus 1.45%
		(or approximately $108)	(or approximately $59)

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

(3)	As of March 31, 2025, we had approximately $5 million (U.S. dollar equivalent) of letters of credit issued and outstanding under our U.S. A/R Program.

As of March 31, 2025 and December 31, 2024, $271 million and $233 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Variable Interest Entity Debt

 As of  March 31, 2025, AAC, our consolidated 50%-owned joint venture, had $14 million outstanding under its loan commitments and debt financing arrangements. As of March 31, 2025, we have $9 million classified as current debt and $5 million as long-term debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  March 31, 2025 and December 31, 2024, the amount of debt issuance costs directly reducing the debt liability was $8 million and $9 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2025 and 2024, we had approximately $107 million and $185 million, respectively, of notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts related to continuing operations.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2025, we have designated approximately €306 million (approximately $330 million) of euro-denominated derivative instruments as a hedge of our net investment. For the three months ended March 31, 2025 and 2024, the amounts recognized on the hedge of our net investment were losses of approximately $12 million and approximately $1 million, respectively, and were recorded in other comprehensive income (loss) in our condensed consolidated statements of comprehensive income (loss).

During the third quarter of 2024, we entered into three-year, cross-currency interest rate contracts to swap an aggregate notional amount $350 million for an approximate aggregate notional €315 million. These cross-currency swaps are designated as net investment hedges and designed to hedge the foreign currency exposure of our net investment in certain European operations. Changes in fair value are recorded in accumulated other comprehensive loss to offset the foreign currency translation adjustments related to these investments. As of March 31, 2025, the fair value of these swaps was approximately $6 million.

11. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	March 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$8	$8	$11	$11
Cross-currency interest rate contracts	6	6	18	18
Long-term debt (including current portion)	(1,954)	(1,859)	(1,835)	(1,734)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our cross-currency interest rate contracts are based on observable inputs other than quoted prices (Level 2). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of  March 31, 2025 and December 31, 2024. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2025, and current estimates of fair value may differ significantly from the amounts presented herein.

During the three months ended March 31, 2025, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

12. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended March 31, 2025 and 2024 (dollars in millions):

		Performance	Advanced	Corporate and
2025	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$356	$118	$72	$(3)	$543
Europe	215	48	92	(4)	351
Asia Pacific	270	70	66	(1)	405
Rest of world	71	21	19	—	111
	$912	$257	$249	$(8)	$1,410

Major product groupings
Diversified	$912	$257			$1,169
Specialty			$238		238
Other			11		11
Eliminations				$(8)	(8)
	$912	$257	$249	$(8)	$1,410

		Performance	Advanced	Corporate and
2024	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$370	$137	$73	$(3)	$577
Europe	240	61	107	(4)	404
Asia Pacific	243	71	62	(1)	375
Rest of world	73	22	19	—	114
	$926	$291	$261	$(8)	$1,470

Major product groupings
Diversified	$926	$291			$1,217
Specialty			$246		246
Other			15		15
Eliminations				$(8)	(8)
	$926	$291	$261	$(8)	$1,470

(1)	Geographic information for revenues is based upon countries into which product is sold.

13. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost from continuing operations for the three months ended March 31, 2025 and 2024 were as follows (dollars in millions):

			Other postretirement
	Defined benefit plans		benefit plans
	Three months ended		Three months ended
	March 31,		March 31,
	2025	2024	2025	2024
Service cost	$6	$7	$—	$—
Interest cost	22	22	1	1
Expected return on assets	(31)	(32)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	7	8	—	—
Settlement gain	(1)	—	—	—
Net periodic benefit cost	$2	$4	$—	$—

During the three months ended March 31, 2025 and 2024, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $8 million and $10 million, respectively. During the remainder of 2025, we expect to contribute an additional amount of approximately $27 million to these plans.

14. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2025, we did not repurchase any shares of our common stock under this program. As of  March 31, 2025, we have approximately $547 million remaining under the authorization of our existing share repurchase program.

Dividends on Common Stock

During the three months ended March 31, 2025 and 2024, we declared dividends of $44 million and $43 million, respectively, or $0.25 per share, to common stockholders.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2025	$(675)	$(552)	$—	$(1,227)	$27	$(1,200)
Other comprehensive income (loss) before reclassifications, gross	32	(12)	6	26	—	26
Tax impact	3	—	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	4	—	4	—	4
Tax impact	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	35	(8)	6	33	—	33
Ending balance, March 31, 2025	$(640)	$(560)	$6	$(1,194)	$27	$(1,167)

(1)	Amounts are net of tax of $57 million and $60 million as of March 31, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $61 million as of both March 31, 2025 and January 1, 2025.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2024	$(614)	$(656)	$(3)	$(1,273)	$28	$(1,245)
Other comprehensive (loss) income before reclassifications, gross	(36)	2	5	(29)	(1)	(30)
Tax impact	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	6	—	6	—	6
Tax impact	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(36)	8	5	(23)	(1)	(24)
Ending balance, March 31, 2024	$(650)	$(648)	$2	$(1,296)	$27	$(1,269)

(1)	Amounts are net of tax of $56 million as of both March 31, 2024 and January 1, 2024.

(2)	Amounts are net of tax of $67 million as of both March 31, 2024 and January 1, 2024.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended March 31,
	2025	2024
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(3)	Other income, net
Actuarial loss	7	8	(3)	Other income, net
Settlement gain	(1)	—	(3)	Other income, net
	4	6		Total before tax
	—	—		Income tax (expense) benefit
Total reclassifications for the period	$4	$6		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 13. Employee Benefit Plans.”

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2025	$(680)	$(528)	$(4)	$(1,212)	$27	$(1,185)
Other comprehensive income (loss) before reclassifications, gross	32	(12)	6	26	—	26
Tax impact	3	—	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	4	—	4	—	4
Tax impact	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	35	(8)	6	33	—	33
Ending balance, March 31, 2025	$(645)	$(536)	$2	$(1,179)	$27	$(1,152)

(1)	Amounts are net of tax of $44 million and $47 million as of March 31, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $85 million as of both March 31, 2025 and January 1, 2025, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2024	$(619)	$(632)	$(7)	$(1,258)	$28	$(1,230)
Other comprehensive (loss) income before reclassifications, gross	(36)	2	5	(29)	(1)	(30)
Tax impact	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	6	—	6	—	6
Tax impact	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(36)	8	5	(23)	(1)	(24)
Ending balance, March 31, 2024	$(655)	$(624)	$(2)	$(1,281)	$27	$(1,254)

(1)	Amounts are net of tax of $43 million as of both March 31, 2024 and January 1, 2024.

(2)	Amounts are net of tax of $91 million as of both March 31, 2024 and January 1, 2024.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended March 31,
	2025	2024
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(3)	Other income, net
Actuarial loss	7	8	(3)	Other income, net
Settlement gain	(1)	—	(3)	Other income, net
	4	6		Total before tax
	—	—		Income tax (expense) benefit
Total reclassifications for the period	$4	$6		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 13. Employee Benefit Plans.”

16. COMMITMENTS AND CONTINGENCIES

Legal Matters

On February 6, 2025, the Louisiana Supreme Court affirmed the jury verdict and district court judgment in our favor in our long-running court battle against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site, and entered a damages award consistent with Huntsman’s expert witness testimony at trial. The case was filed after Praxair refused to maintain properly its own Geismar facility and then repeatedly failed to supply our requirements for industrial gases needed to manufacture MDI under long-term supply contracts that expired in 2013. During the first quarter of 2025, we received a final award of approximately $66 million, which included mandatory pre-judgment and post-judgment interest of approximately $23.5 million. We recognized income related to this matter of approximately $33 million, net of legal fees, during the first quarter of 2025. We expect to pay cash taxes related to this matter of approximately $8 million in future years.

We are a party to various other proceedings instituted by private plaintiffs, governmental authorities and others arising under provisions of applicable laws, including various environmental, products liability and other laws. We do not believe that the outcome of any of these matters will have a material effect on our financial condition, results of operations or liquidity.

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For both the three months ended March 31, 2025 and 2024, our capital expenditures from continuing operations for EHS matters totaled $5 million. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $15 million for environmental liabilities as of both  March 31, 2025 and December 31, 2024. Of these amounts, $6 million was classified as accrued liabilities as of both  March 31, 2025 and December 31, 2024, and $9 million was classified as other noncurrent liabilities as of both  March 31, 2025 and December 31, 2024. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

18. STOCK-BASED COMPENSATION PLANS

As of March 31, 2025, we had approximately 4 million shares remaining under the stock-based compensation plans available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest annually over a three-year period or in total at the end of a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Huntsman Corporation compensation cost	$9	$9
Huntsman International compensation cost	7	8

The total income tax expense recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was approximately $1 million and nil for the three months ended March 31, 2025 and 2024, respectively.

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

During each of the three months ended March 31, 2025 and 2024, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of March 31, 2025 and changes during the three months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2025	2,414	$22.18
Exercised	(8)	8.86
Forfeited	(294)	22.77
Outstanding and exercisable at March 31, 2025	2,112	22.15	3.4	$2

As of  March 31, 2025, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans.

The total intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was approximately nil and $1 million, respectively. Cash received from stock options exercised during both of the three months ended March 31, 2025 and 2024 was approximately nil. The cash tax benefit from stock options exercised during both of the three months ended March 31, 2025 and 2024 was approximately nil.

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

For our performance share unit awards, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2025 and 2024, the weighted-average expected volatility rate was 29.9% and 31.8%, respectively, and the weighted average risk-free interest rate was 4.31% and 4.39%, respectively. For the performance share unit awards granted during the three months ended March 31, 2025 and 2024, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

A summary of the status of our nonvested shares as of March 31, 2025 and changes during the three months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2025	2,276		$33.22	225	$27.36
Granted	1,561		17.63	212	16.98
Vested	(594)	(1)(2)	38.13	(96)	29.51
Forfeited	(15)		24.83	(6)	28.68
Nonvested at March 31, 2025	3,228		24.82	335	20.16

(1)

As of March 31, 2025, a total of 175,238 restricted stock units were vested but not yet issued, of which 38,868 vested during the three months ended March 31, 2025. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 186,825 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2024. Due to the target performance criteria not being met, only 123,119 performance share unit awards with a grant date fair value of $60.36 were issued during the three months ended March 31, 2025.

As of March 31, 2025, there was approximately $53 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The value of share awards that vested during the three months ended March 31, 2025 and 2024 was approximately $25 million and $24 million, respectively.

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

Huntsman Corporation

We recorded income tax (expense) benefit from continuing operations of $(15) million and $20 million for the three months ended March 31, 2025 and 2024, respectively. During the first quarter of 2025, we recorded a discrete tax expense of $8 million resulting from income associated with the Praxair litigation and discrete establishments of valuation allowances of approximately $9 million. During the first quarter of 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, we recognize tax expense in jurisdictions with pre-tax income but do not recognize a tax benefit from pre-tax losses in jurisdictions with valuation allowances.

Huntsman International

Huntsman International recorded income tax (expense) benefit from continuing operations of $(17) million and $20 million for the three months ended March 31, 2025 and 2024, respectively. During the first quarter of 2025, we recorded a discrete tax expense of $8 million resulting from income associated with the Praxair litigation and discrete establishments of valuation allowances of approximately $9 million. During the first quarter of 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, we recognize tax expense in jurisdictions with pre-tax income but do not recognize a tax benefit from pre-tax losses in jurisdictions with valuation allowances.

20. EARNINGS PER SHARE

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

Basic and diluted loss per share were determined using the following information (in millions):

	Three months ended
	March 31,
	2025	2024
Numerator:
Loss from continuing operations attributable to Huntsman Corporation	$(4)	$(30)
Net loss attributable to Huntsman Corporation	$(5)	$(37)

Denominator:
Weighted average shares outstanding	172.4	171.8
Dilutive shares:
Stock-based awards	—	—
Total weighted average shares outstanding, including dilutive shares	172.4	171.8

Additional stock-based awards of approximately 4.6 million and 2.7 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2025 and 2024, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive. For the three months ended  March 31, 2025 and 2024, there were 0.5 million and 0.9 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation.

21. OPERATING SEGMENT INFORMATION

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
Advanced Materials

Technologically-advanced epoxy, phenoxy, acrylic, polyurethane and acrylonitrile-butadiene-based polymer formulations; high performance thermoset resins, curing agents, toughening agents, and carbon nanomaterials

Sales between segments are generally recognized at external market prices and are eliminated in consolidation. We use adjusted EBITDA to measure the financial performance of our global business units and for reporting the results of our operating segments. This measure includes all operating items relating to the businesses. The adjusted EBITDA of operating segments excludes items that principally apply to our Company as a whole. The following schedule includes revenues, significant segment expenses and adjusted EBITDA for each of our reportable operating segments (dollars in millions).

Huntsman Corporation

	Three months ended March 31, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$912	$257	$249	$1,418

Significant segment expenses:
Variable direct costs(2)	682	137	116	935
Adjusted fixed costs(3)	186	84	101	371
Other segment items(4)	2	6	(4)	4
Total reportable segments’ adjusted EBITDA(5)	$42	$30	$36	108

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(19)
Depreciation and amortization—continuing operations				(69)
Corporate and other costs, net(6)				(36)
Net income attributable to noncontrolling interests				16
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				5
Certain legal and other settlements and related income				33
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(7)				(4)
Income from continuing operations before income taxes				27

Income tax expense—continuing operations				(15)
Loss from discontinued operations, net of tax				(1)
Net income				$11

	Three months ended March 31, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$926	$291	$261	$1,478

Significant segment expenses:
Variable direct costs(2)	705	160	122	987
Adjusted fixed costs(3)	198	83	98	379
Other segment items(4)	(16)	6	(2)	(12)
Total reportable segments’ adjusted EBITDA(5)	$39	$42	$43	124

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(19)
Depreciation and amortization—continuing operations				(69)
Corporate and other costs, net(6)				(43)
Net income attributable to noncontrolling interests				14
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(20)
Certain legal and other settlements and related expenses				(1)
Amortization of pension and postretirement actuarial losses				(8)
Restructuring, impairment and plant closing and transition costs(7)				(14)
Loss from continuing operations before income taxes				(36)

Income tax benefit—continuing operations				20
Loss from discontinued operations, net of tax				(7)
Net loss				$(23)

Huntsman International

	Three months ended March 31, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$912	$257	$249	$1,418

Significant segment expenses:
Variable direct costs(2)	682	137	116	935
Adjusted fixed costs(3)	186	84	101	371
Other segment items(4)	2	6	(4)	4
Total reportable segments’ adjusted EBITDA(5)	$42	$30	$36	108

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(19)
Depreciation and amortization—continuing operations				(69)
Corporate and other costs, net(6)				(34)
Net income attributable to noncontrolling interests				16
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				5
Certain legal and other settlements and related income				33
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(7)				(4)
Income from continuing operations before income taxes				29

Income tax expense—continuing operations				(17)
Loss from discontinued operations, net of tax				(1)
Net income				$11

	Three months ended March 31, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$926	$291	$261	$1,478

Significant segment expenses:
Variable direct costs(2)	705	160	122	987
Adjusted fixed costs(3)	198	83	98	379
Other segment items(4)	(16)	6	(2)	(12)
Total reportable segments’ adjusted EBITDA(5)	$39	$42	$43	124

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(19)
Depreciation and amortization—continuing operations				(69)
Corporate and other costs, net(6)				(41)
Net income attributable to noncontrolling interests				14
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(20)
Certain legal and other settlements and related expenses				(1)
Amortization of pension and postretirement actuarial losses				(8)
Restructuring, impairment and plant closing and transition costs(7)				(14)
Loss from continuing operations before income taxes				(34)

Income tax benefit—continuing operations				20
Loss from discontinued operations, net of tax				(7)
Net loss				$(21)

	March 31,	December 31,
	2025	2024
Total assets:
Polyurethanes	$4,224	$4,151
Performance Products	1,278	1,214
Advanced Materials	1,118	1,097
Total reportable segments’ total assets	6,620	6,462
Corporate and other	612	652
Total	$7,232	$7,114

	Three months ended
	March 31,
	2025	2024
Depreciation and amortization:
Polyurethanes	$39	$37
Performance Products	15	17
Advanced Materials	13	13
Total reportable segments’ depreciation and amortization	67	67
Corporate and other	2	2
Total	$69	$69

	Three months ended
	March 31,
	2025	2024
Capital expenditures:
Polyurethanes	$17	$15
Performance Products	14	22
Advanced Materials	4	4
Total reportable segments’ capital expenditures	35	41
Corporate and other	1	1
Total	$36	$42

(1)	A reconciliation of total reportable segments’ revenues to total consolidated revenues is provided in “Note 12. Revenue Recognition.”
(2)	Variable direct costs primarily include raw materials, utilities and freight-related costs.
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
(5)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. We believe that segment adjusted EBITDA more accurately reflects what our chief operating decision maker, who has been determined to be our Chief Executive Officer, uses to make decisions about resources to be allocated to the segments and assess their financial performance. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration gain (expenses) and purchase accounting inventory adjustments, net; (b) certain legal and other settlements and related income (expenses); (c) amortization of pension and postretirement actuarial losses; (d) restructuring, impairment, plant closing and transition costs; and (e) loss from discontinued operations, net of tax

(6)

Corporate and other costs, net includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(7)

Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe and our Corporate program to optimize our global approach to managed services in various information technology functions.

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

Huntsman Corporation

	Three months ended
	March 31,		Percent
	2025	2024	change
Revenues	$1,410	$1,470	(4)%
Cost of goods sold	1,209	1,269	(5)%
Gross profit	201	201	—
Operating expenses, net	196	209	(6)%
Restructuring, impairment and plant closing costs	1	11	(91)%
Gain on acquisition of assets, net	(5)	(52)	(90)%
Prepaid asset write-off	—	71	(100)%
Income associated with litigation matter, net	(33)	—	NM
Operating income (loss)	42	(38)	NM
Interest expense, net	(19)	(19)	—
Equity in income of investment in unconsolidated affiliates	1	19	(95)%
Other income, net	3	2	50%
Income (loss) from continuing operations before income taxes	27	(36)	NM
Income tax (expense) benefit	(15)	20	NM
Income (loss) from continuing operations	12	(16)	NM
Loss from discontinued operations, net of tax	(1)	(7)	(86)%
Net income (loss)	11	(23)	NM
Reconciliation of net income (loss) to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(16)	(14)	14%
Interest expense, net from continuing operations	19	19	—
Income tax expense (benefit) from continuing operations	15	(20)	NM
Income tax benefit from discontinued operations	—	(1)	(100)%
Depreciation and amortization from continuing operations	69	69	—
Other adjustments:
Business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net	(5)	20
EBITDA from discontinued operations(2)	1	8
Certain legal and other settlements and related (income) expenses	(33)	1
Amortization of pension and postretirement actuarial losses	7	8
Restructuring, impairment and plant closing and transition costs(3)	4	14
Adjusted EBITDA(1)	$72	$81	(11)%

Net cash used in operating activities from continuing operations	$(71)	$(63)	13%
Net cash provided by (used in) investing activities	6	(30)	NM
Net cash provided by financing activities	60	108	(44)%
Capital expenditures from continuing operations	(36)	(42)	(14)%

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(4)	$(30)
Loss from discontinued operations, net of tax	(1)	(7)
Net loss	$(5)	$(37)

Huntsman International

	Three months ended
	March 31,		Percent
	2025	2024	change
Revenues	$1,410	$1,470	(4)%
Cost of goods sold	1,209	1,269	(5)%
Gross profit	201	201	—
Operating expenses, net	194	207	(6)%
Restructuring, impairment and plant closing costs	1	11	(91)%
Gain on acquisition of assets, net	(5)	(52)	(90)%
Prepaid asset write-off	—	71	(100)%
Income associated with litigation matter, net	(33)	—	NM
Operating income (loss)	44	(36)	NM
Interest expense, net	(19)	(19)	—
Equity in income of investment in unconsolidated affiliates	1	19	(95)%
Other income, net	3	2	50%
Income (loss) from continuing operations before income taxes	29	(34)	NM
Income tax (expense) benefit	(17)	20	NM
Income (loss) from continuing operations	12	(14)	NM
Loss from discontinued operations, net of tax	(1)	(7)	(86)%
Net income (loss)	11	(21)	NM
Reconciliation of net income (loss) to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(16)	(14)	14%
Interest expense, net from continuing operations	19	19	—
Income tax expense (benefit) from continuing operations	17	(20)	NM
Income tax benefit from discontinued operations	—	(1)	(100)%
Depreciation and amortization from continuing operations	69	69	—
Other adjustments:
Business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net	(5)	20
EBITDA from discontinued operations(2)	1	8
Certain legal and other settlements and related (income) expenses	(33)	1
Amortization of pension and postretirement actuarial losses	7	8
Restructuring, impairment and plant closing and transition costs(3)	4	14
Adjusted EBITDA(1)	$74	$83	(11)%

Net cash used in operating activities from continuing operations	$(70)	$(62)	13%
Net cash provided by (used in) investing activities	1	(39)	NM
Net cash provided by financing activities	64	116	(45)%
Capital expenditures from continuing operations	(36)	(42)	(14)%

Amounts attributable to Huntsman International:
Loss from continuing operations	$(4)	$(28)
Loss from discontinued operations, net of tax	(1)	(7)
Net loss	$(5)	$(35)

Huntsman Corporation

	Three months ended			Three months ended
	March 31, 2025			March 31, 2024
		Tax and			Tax and
	Gross	other(4)	Net	Gross	other(4)	Net
Reconciliation of net income (loss) to adjusted net loss(1):
Net income (loss)			$11			$(23)
Net income attributable to noncontrolling interests			(16)			(14)
Business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net	$(5)	$—	(5)	$20	$(18)	2
Loss from discontinued operations(2)	1	—	1	8	(1)	7
Certain legal and other settlements and related (income) expenses	(33)	7	(26)	1	—	1
Amortization of pension and postretirement actuarial losses	7	(2)	5	8	(1)	7
Establishment of significant deferred tax asset valuation allowances	—	9	9	—	—	—
Restructuring, impairment and plant closing and transition costs(3)	4	(2)	2	14	(5)	9
Adjusted net loss(1)			$(19)			$(11)

Weighted average shares-basic			172.4			171.8
Weighted average shares-diluted			172.4			171.8

Basic net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.02)			$(0.18)
Loss from discontinued operations			(0.01)			(0.04)
Net loss			$(0.03)			$(0.22)

Diluted net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.02)			$(0.18)
Loss from discontinued operations			(0.01)			(0.04)
Net loss			$(0.03)			$(0.22)

Other non-GAAP measures:
Diluted adjusted net loss per share(1)			$(0.11)			$(0.06)

Net cash used in operating activities from continuing operations			$(71)			$(63)
Capital expenditures from continuing operations			(36)			(42)
Free cash flow from continuing operations(1)			$(107)			$(105)

Effective tax rate			56%			56%
Impact of non-GAAP adjustments(5)			(56)%			1%
Adjusted effective tax rate			NM			57%

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”
(2)

Includes the net loss on the sale of our Textile Effects Business. In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.

(3)

Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe and our Corporate program to optimize our global approach to managed services in various information technology functions.

(4)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.
(5)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net income (loss) to adjusted net loss noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net; (b) EBITDA from discontinued operations; (c) certain legal and other settlements and related (income) expenses; (d) amortization of pension and postretirement actuarial losses; and (e) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net; (b) loss from discontinued operations; (c) certain legal and other settlements and related (income) expenses; (d) amortization of pension and postretirement actuarial losses; (e) establishment of significant deferred tax asset valuation allowances; and (f) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

For the three months ended March 31, 2025, loss from continuing operations attributable to Huntsman Corporation was $4 million, an improvement of $26 million from a loss of $30 million in the 2024 period. For the three months ended March 31, 2025, loss from continuing operations attributable to Huntsman International was $4 million, an improvement of $24 million from a loss of $28 million in the 2024 period. The decreases noted above were the result of the following items:

●

Revenues for the three months ended March 31, 2025 decreased by $60 million, or 4%, as compared with the 2024 period. The decrease was primarily due to lower sales volumes in our Performance Products segment and lower average selling prices in our Polyurethanes and Advanced Materials segments. See “—Segment Analysis” below.

●	Our operating expenses, net and the operating expenses, net of Huntsman International for the three months ended March 31, 2025 both decreased by $13 million, or 6%, as compared with the 2024 period, primarily related to decreases in selling, general and administrative expenses as well as the positive impact of translating foreign currency amounts to the U.S. dollar.

●	Restructuring, impairment and plant closing costs for the three months ended March 31, 2025 decreased by $10 million, or 91%, as compared with the 2024 period. For more information on restructuring activities, see “Note 8. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Gain on acquisition of assets, net was approximately $5 million and $52 million, for three months ended March 31, 2025 and 2024, respectively, representing net gains related to the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

●	Prepaid asset write-off was approximately $71 million for the three months ended March 31, 2024. Concurrent with the acquisition of assets of SLIC, we wrote off certain prepaid assets related to operating agreements with SLIC and other joint venture partners. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

●	Income associated with litigation matter, net was approximately $33 million for the three months ended March 31, 2025. For further information, see “Note 16. Commitments and Contingencies—Legal Matters” to our condensed consolidated financial statements.

●	Equity in income of investment in unconsolidated affiliates for the three months ended March 31, 2025 decreased to $1 million from $19 million in the 2024 period primarily related to a decrease in income at our PO/MTBE joint venture in China, in which we hold at 49% interest.

●

Our income tax expense for the three months ended March 31, 2025 was $15 million as compared with income tax benefit of $20 million in the 2024 period. The income tax expense of Huntsman International for the three months ended March 31, 2025 was $17 million as compared with income tax benefit of $20 million in the 2024 period. The increase in income tax expense was primarily due to our mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, we recognize tax expense in jurisdictions with pre-tax income but do not recognize a tax benefit from pre-tax losses in jurisdictions with valuation allowances. In addition, during the first quarter of 2025, we recorded a discrete tax expense of $8 million resulting from income associated with the Praxair litigation and discrete establishments of valuation allowances of approximately $9 million. During the first quarter of 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. For further information, see “Note 19. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months ended		Percent change
	March 31,		(unfavorable)
(Dollars in millions)	2025	2024	favorable
Revenues
Polyurethanes	$912	$926	(2)%
Performance Products	257	291	(12)%
Advanced Materials	249	261	(5)%
Total reportable segments’ revenues	1,418	1,478	(4)%
Intersegment eliminations	(8)	(8)	NM
Total	$1,410	$1,470	(4)%

Huntsman Corporation
Segment adjusted EBITDA(1)
Polyurethanes	$42	$39	8%
Performance Products	30	42	(29)%
Advanced Materials	36	43	(16)%
Total reportable segments’ adjusted EBITDA	108	124	(13)%
Corporate and other	(36)	(43)	16%
Total	$72	$81	(11)%

Huntsman International
Segment adjusted EBITDA(1)
Polyurethanes	$42	$39	8%
Performance Products	30	42	(29)%
Advanced Materials	36	43	(16)%
Total reportable segments’ adjusted EBITDA	108	124	(13)%
Corporate and other	(34)	(41)	17%
Total	$74	$83	(11)%

NM—Not meaningful

(1)

For further information, including reconciliation of total reportable segments’ adjusted EBITDA to income (loss) from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 21. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended March 31, 2025 vs 2024
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(3)%	(2)%	3%
Performance Products	5%	(1)%	(16)%
Advanced Materials	(4)%	(2)%	1%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to lower average selling prices, partially offset by higher sales volumes. Average selling prices decreased primarily due to unfavorable sales mix. Sales volumes increased primarily due to improved demand and share gains in certain markets. The increase in segment adjusted EBITDA was primarily due to lower raw materials costs, lower fixed costs and higher sales volumes, partially offset by unfavorable sales mix, the negative impact of major foreign currency exchange rate movements against the U.S. dollar and lower equity earnings from our minority-owned joint venture in China.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to lower sales volumes, partially offset by favorable sales mix. Sales volumes decreased primarily due to lower customer demand and unplanned production outages at our Moers, Germany facility. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes mainly in Europe, partially offset by favorable sales mix.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to lower average selling prices. Average selling prices decreased primarily due to unfavorable sales mix and the negative impact of major foreign currency exchange rate movements against the U.S. dollar. Sales volumes remained relatively stable. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices.

Corporate and other

Corporate and other includes unallocated corporate overhead, unallocated foreign currency exchange gains and losses, LIFO inventory valuation reserve adjustments, loss on early extinguishment of debt, unallocated restructuring, impairment and plant closing costs, nonoperating income and expense and gains and losses on the disposition of corporate assets. For the three months ended March 31, 2025, adjusted EBITDA from Corporate and other for Huntsman Corporation was a loss of $36 million as compared to a loss of $43 million for the same period of 2024. For the three months ended March 31, 2025, adjusted EBITDA from Corporate and other for Huntsman International was a loss of $34 million as compared to a loss of $41 million for the same period of 2024. The increase in adjusted EBITDA from Corporate and other resulted primarily from a decrease in corporate overhead costs and an increase in unallocated foreign currency exchange gains, partially offset by an increase in LIFO valuation losses.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

Net cash used in operating activities from continuing operations for the three months ended March 31, 2025 and 2024 was $71 million and $63 million, respectively. The increase in net cash used in operating activities from continuing operations was primarily attributable to a net cash outflow of $59 million related to changes in operating assets and liabilities for the three months ended March 31, 2025 as compared with the same period of 2024, partially offset by an increase of $51 million in operating income from continuing operations adjusted for noncash activities as noted in our condensed consolidated statements of cash flows.

Net cash provided by (used in) investing activities for the three months ended March 31, 2025 and 2024 was $6 million and $(30) million, respectively. During the three months ended March 31, 2025 and 2024, we paid $36 million and $42 million for capital expenditures, respectively. During the three months ended March 31, 2025, we received a $41 million final liquidating distribution from SLIC. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements. During the three months ended March 31, 2024, we received $12 million for the sale of businesses, net related to the resolution of net working capital from the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

Net cash provided by financing activities for the three months ended March 31, 2025 and 2024 was $60 million and $108 million, respectively. During the three months ended March 31, 2025 and 2024, we had net borrowings from our 2022 Revolving Credit Facility and our A/R Programs of $427 million and $191 million, respectively. During the three months ended March 31, 2025, we paid approximately $315 million to satisfy and discharge our obligations under our 2025 Senior Notes. See “Note 9. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements. During the three months ended March 31, 2024, HPS paid approximately $28 million against the note payable with SLIC for the acquisition of assets. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

Free cash flow from continuing operations for the three months ended March 31, 2025 and 2024 was a use of cash of $107 million and $105 million, respectively. The slight decrease in free cash flow from continuing operations was primarily attributable to an increase in cash used in operating activities from continuing operations, partially offset by a decrease in cash used for capital expenditures during the three months ended March 31, 2025 as compared with the same period of 2024.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	March 31,	December 31,	(Decrease)	Percent
	2025	2024	increase	change
Cash and cash equivalents	$334	$340	$(6)	(2)%
Accounts and notes receivable, net	797	725	72	10%
Inventories	1,030	917	113	12%
Prepaid expenses	95	114	(19)	(17)%
Other current assets	30	29	1	3%
Total current assets	2,286	2,125	161	8%

Accounts payable	738	770	(32)	(4)%
Accrued liabilities	460	416	44	11%
Current portion of debt	284	325	(41)	(13)%
Current operating lease liabilities	58	54	4	7%
Total current liabilities	1,540	1,565	(25)	(2)%
Working capital	$746	$560	$186	33%

Our working capital increased by $186 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $6 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024.”

●	Accounts and notes receivable, net increased by $72 million primarily due to higher revenues in March of 2025 compared to December of 2024.

●	Inventories increased by $113 million primarily due to higher inventory costs and volumes.

●	Prepaid expenses decreased by $19 million primarily due to the amortization of prepaid insurance.

●	Accounts payable decreased by $32 million primarily due to a decrease in non-trade payables related to insurance premiums and information technology costs, partially offset by extended vendor payment terms under our supplier finance program.

●	Accrued liabilities increased by $44 million primarily due to increases in accrued compensation, accrued taxes and accrued interest, partially offset by a decrease in accrued rebates.

●	Current portion of debt decreased by $41 million primarily due to the satisfaction and discharge of our obligations under our 2025 Senior Notes during the first quarter of 2025, partially offset by an increase in our borrowings under our 2025 Revolving Credit Facility and our A/R Programs.

Liquidity

We depend upon our cash, our 2022 Revolving Credit Facility, our A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2025, we had $1,294 million of combined cash and unused borrowing capacity, consisting of $334 million in cash, $924 million in availability under our 2022 Revolving Credit Facility and $36 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

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

●	During the remainder of 2025, we expect to make additional contributions to our pension and other postretirement benefit plans of approximately $27 million.

●

As of March 31, 2025, we have approximately $547 million remaining under the authorization of our existing share repurchase program. Repurchases may be commenced or suspended from time to time without prior notice.

As of March 31, 2025, we had $284 million classified as current portion of debt, including $273 million outstanding under our 2022 Revolving Credit Facility, debt at our variable interest entities of $9 million and certain other short-term facilities and scheduled amortization payments totaling $2 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of March 31, 2025, we had approximately $331 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

For more information regarding our debt, see “Note 9. Debt” to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity prices. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We also hedge our net investment in certain European operations. See “Note 10. Derivative Instruments and Hedging Activities” to our condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2025.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
January 1 - January 31	—	$—	—	$547,000,000
February 1 - February 28	146,265	16.99	—	547,000,000
March 1 - March 31	—	—	—	547,000,000
Total	146,265	—	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)	On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions, and repurchases may be commenced or suspended from time to time without prior notice. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2025, we did not repurchase any shares of our common stock under this program.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit number		Exhibit description	Form	Exhibit	Filing date
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2025	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)