Form 10-Q
period 2025-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2025-08-01
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

On July 23, 2025, 173,752,121 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interest of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interest. All of Huntsman International LLC’s units of membership interest are held by Huntsman Corporation.

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

ENDED June 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$399	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $8), ($287 and $233 pledged as collateral, respectively)(1)	805	718
Accounts receivable from affiliates	8	7
Inventories(1)	896	917
Prepaid expenses	69	114
Other current assets	31	29
Total current assets	2,208	2,125
Property, plant and equipment, net(1)	2,491	2,493
Investment in unconsolidated affiliates	299	346
Intangible assets, net	328	344
Goodwill	631	633
Deferred income taxes	66	69
Operating lease right-of-use assets	372	382
Other noncurrent assets(1)	752	722
Total assets	$7,147	$7,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$673	$758
Accounts payable to affiliates	21	12
Accrued liabilities(1)	421	416
Current portion of debt(1)	372	325
Current operating lease liabilities(1)	57	54
Total current liabilities	1,544	1,565
Long-term debt(1)	1,663	1,510
Deferred income taxes	190	204
Noncurrent operating lease liabilities(1)	344	348
Other noncurrent liabilities(1)	345	324
Total liabilities	4,086	3,951
Commitments and contingencies (Notes 16 and 17)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 263,203,589 and 262,751,907 shares issued and 172,596,461 and 172,144,779 shares outstanding, respectively	3	3
Additional paid-in capital	4,260	4,233
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(42)	(32)
Retained earnings	1,991	2,245
Accumulated other comprehensive loss	(1,094)	(1,200)
Total Huntsman Corporation stockholders’ equity	2,828	2,959
Noncontrolling interests in subsidiaries	233	204
Total equity	3,061	3,163
Total liabilities and equity	$7,147	$7,114

(1)

At June 30, 2025 and December 31, 2024, respectively, $25 and $6 of cash and cash equivalents, $20 and $19 of accounts and notes receivable (net), $45 and $57 of inventories, $121 and $124 of property, plant and equipment (net), $35 and $37 of other noncurrent assets, $108 and $111 of accounts payable, $16 and $21 of accrued liabilities, $9 each of current portion of debt, $8 and $6 of current operating lease liabilities, $3 and $7 of long-term debt, $12 and $15 of noncurrent operating lease liabilities and $16 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Trade sales, services and fees, net	$1,433	$1,538	$2,807	$2,974
Related party sales	25	36	61	70
Total revenues	1,458	1,574	2,868	3,044
Cost of goods sold	1,276	1,331	2,485	2,600
Gross profit	182	243	383	444
Operating expenses:
Selling, general and administrative	160	176	326	352
Research and development	33	33	65	64
Restructuring, impairment and plant closing costs	124	4	125	15
Loss (gain) on acquisition of assets, net	—	1	(5)	(51)
Prepaid asset write-off	—	—	—	71
Income associated with litigation matter, net	—	—	(33)	—
Other operating income, net	(15)	(5)	(17)	(3)
Total operating expenses	302	209	461	448
Operating (loss) income	(120)	34	(78)	(4)
Interest expense, net	(21)	(20)	(40)	(39)
Equity in (loss) income of investment in unconsolidated affiliates	(2)	18	(1)	37
Other income, net	4	12	7	14
(Loss) income from continuing operations before income taxes	(139)	44	(112)	8
Income tax (expense) benefit	(7)	(13)	(22)	7
(Loss) income from continuing operations	(146)	31	(134)	15
Income from discontinued operations, net of tax	1	7	—	—
Net (loss) income	(145)	38	(134)	15
Net income attributable to noncontrolling interests	(13)	(16)	(29)	(30)
Net (loss) income attributable to Huntsman Corporation	$(158)	$22	$(163)	$(15)

Basic (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.92)	$0.09	$(0.94)	$(0.09)
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.04	—	—
Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.92)	$0.13	$(0.94)	$(0.09)
Weighted average shares	172.6	172.1	172.5	172.0

Diluted (loss) income per share:
(Loss) income from continuing operations attributable to Huntsman Corporation common stockholders	$(0.92)	$0.09	$(0.94)	$(0.09)
Income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	0.04	—	—
Net (loss) income attributable to Huntsman Corporation common stockholders	$(0.92)	$0.13	$(0.94)	$(0.09)
Weighted average shares	172.6	172.8	172.5	172.0

Amounts attributable to Huntsman Corporation:
(Loss) income from continuing operations	$(159)	$15	$(163)	$(15)
Income from discontinued operations, net of tax	1	7	—	—
Net (loss) income	$(158)	$22	$(163)	$(15)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income	$(145)	$38	$(134)	$15
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	68	(28)	103	(64)
Pension and other postretirement benefits adjustments	5	6	(3)	14
Other, net	—	(2)	6	3
Other comprehensive income (loss), net of tax	73	(24)	106	(47)
Comprehensive (loss) income	(72)	14	(28)	(32)
Comprehensive income attributable to noncontrolling interests	(13)	(16)	(29)	(31)
Comprehensive loss attributable to Huntsman Corporation	$(85)	$(2)	$(57)	$(63)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2025	172,144,779	$3	$4,233	$(2,290)	$(32)	$2,245	$(1,200)	$204	$3,163
Net (loss) income	—	—	—	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	—	—	—	33	—	33
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	626,118	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	9	—	—	—	9
Repurchase and cancellation of stock awards	(179,420)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	3,891	—	—	—	—	—	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2025	172,595,368	3	4,260	(2,290)	(48)	2,193	(1,167)	220	3,171
Net (loss) income	—	—	—	—	—	(158)	—	13	(145)
Other comprehensive income	—	—	—	—	—	—	73	—	73
Vesting of stock awards	1,473	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	6	—	—	—	6
Repurchase and cancellation of stock awards	(380)	—	—	—	—	—	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, June 30, 2025	172,596,461	$3	$4,260	$(2,290)	$(42)	$1,991	$(1,094)	$233	$3,061

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2024	171,583,331	$3	$4,202	$(2,290)	$(41)	$2,622	$(1,245)	$227	$3,478
Net (loss) income	—	—	—	—	—	(37)	—	14	(23)
Other comprehensive (loss) income	—	—	—	—	—	—	(24)	1	(23)
Issuance of nonvested stock awards	—	—	19	—	(19)	—	—	—	—
Vesting of stock awards	722,117	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	9	—	—	—	9
Repurchase and cancellation of stock awards	(225,895)	—	—	—	—	(5)	—	—	(5)
Stock options exercised	42,156	—	8	—	—	(8)	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2024	172,121,709	3	4,231	(2,290)	(51)	2,528	(1,269)	242	3,394
Net income	—	—	—	—	—	22	—	16	38
Other comprehensive loss	—	—	—	—	—	—	(24)	—	(24)
Issuance of nonvested stock awards	—	—	1	—	(1)	—	—	—	—
Vesting of stock awards	760	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	7	—	—	—	7
Repurchase and cancellation of stock awards	(5,690)	—	—	—	—	—	—	—	—
Stock options exercised	13,701	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(43)	—	—	(43)
Balance, June 30, 2024	172,130,480	$3	$4,232	$(2,290)	$(45)	$2,507	$(1,293)	$222	$3,336

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months ended
	June 30,
	2025	2024
Operating activities:
Net (loss) income	$(134)	$15
Less: Income from discontinued operations, net of tax	—	—
(Loss) income from continuing operations	(134)	15
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Equity in loss (income) of investment in unconsolidated affiliates	1	(37)
Cash received from return on investment in unconsolidated affiliates	17	53
Depreciation and amortization	141	144
Noncash lease expense	36	38
Gain on acquisition of assets, net	(5)	(51)
Noncash prepaid asset write-off	—	71
Noncash restructuring and impairment charges	82	7
Deferred income taxes	(2)	(33)
Noncash stock-based compensation	16	16
Other, net	4	7
Changes in operating assets and liabilities:
Accounts and notes receivable	(63)	(130)
Inventories	59	(71)
Prepaid expenses	50	9
Other current assets	3	—
Other noncurrent assets	(26)	(20)
Accounts payable	(94)	22
Accrued liabilities	(20)	(21)
Other noncurrent liabilities	(44)	(27)
Net cash provided by (used in) operating activities from continuing operations	21	(8)
Net cash used in operating activities from discontinued operations	(4)	(11)
Net cash provided by (used in) operating activities	17	(19)

Investing activities:
Capital expenditures	(73)	(92)
Cash received from return of investment in unconsolidated subsidiary	41	—
Cash received from sale of businesses, net	—	12
Net cash used in investing activities	(32)	(80)

Financing activities:
Net borrowings on revolving loan facilities	481	252
Repayments of long-term debt	(322)	(5)
Principal payments on note payable	—	(218)
Dividends paid to common stockholders	(87)	(87)
Distributions paid to noncontrolling interests	—	(36)
Repurchase and cancellation of awards	(3)	(5)
Repurchase of common stock	—	(1)
Other, net	—	(2)
Net cash provided by (used in) financing activities	69	(102)
Effect of exchange rate changes on cash	5	(4)
Increase (decrease) in cash and cash equivalents	59	(205)
Cash and cash equivalents at beginning of period	340	540
Cash and cash equivalents at end of period	$399	$335

Supplemental cash flow information:
Cash paid for interest	$44	$41
Cash paid for income taxes	61	44

As of June 30, 2025 and 2024, the amount of capital expenditures in accounts payable was $23 million and $20 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$399	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $8), ($287 and $233 pledged as collateral, respectively)(1)	805	718
Accounts receivable from affiliates	8	7
Inventories(1)	896	917
Prepaid expenses	69	114
Other current assets	31	29
Total current assets	2,208	2,125
Property, plant and equipment, net(1)	2,491	2,493
Investment in unconsolidated affiliates	299	346
Intangible assets, net	328	344
Goodwill	631	633
Deferred income taxes	66	69
Operating lease right-of-use assets	372	382
Other noncurrent assets(1)	752	722
Total assets	$7,147	$7,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$673	$758
Accounts payable to affiliates	21	12
Accrued liabilities(1)	418	411
Current portion of debt(1)	372	325
Current operating lease liabilities(1)	57	54
Total current liabilities	1,541	1,560
Long-term debt(1)	1,663	1,510
Deferred income taxes	193	207
Noncurrent operating lease liabilities(1)	344	348
Other noncurrent liabilities(1)	338	319
Total liabilities	4,079	3,944
Commitments and contingencies (Notes 16 and 17)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,829	3,814
Retained earnings	85	337
Accumulated other comprehensive loss	(1,079)	(1,185)
Total Huntsman International LLC members’ equity	2,835	2,966
Noncontrolling interests in subsidiaries	233	204
Total equity	3,068	3,170
Total liabilities and equity	$7,147	$7,114

(1)	At June 30, 2025 and December 31, 2024, respectively, $25 and $6 of cash and cash equivalents, $20 and $19 of accounts and notes receivable (net), $45 and $57 of inventories, $121 and $124 of property, plant and equipment (net), $35 and $37 of other noncurrent assets, $108 and $111 of accounts payable, $16 and $21 of accrued liabilities, $9 each of current portion of debt, $8 and $6 of current operating lease liabilities, $3 and $7 of long-term debt, $12 and $15 of noncurrent operating lease liabilities and $16 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Trade sales, services and fees, net	$1,433	$1,538	$2,807	$2,974
Related party sales	25	36	61	70
Total revenues	1,458	1,574	2,868	3,044
Cost of goods sold	1,276	1,331	2,485	2,600
Gross profit	182	243	383	444
Operating expenses:
Selling, general and administrative	160	176	324	350
Research and development	33	33	65	64
Restructuring, impairment and plant closing costs	124	4	125	15
Loss (gain) on acquisition of assets, net	—	1	(5)	(51)
Prepaid asset write-off	—	—	—	71
Income associated with litigation matter, net	—	—	(33)	—
Other operating income, net	(15)	(5)	(17)	(3)
Total operating expenses	302	209	459	446
Operating (loss) income	(120)	34	(76)	(2)
Interest expense, net	(21)	(20)	(40)	(39)
Equity in (loss) income of investment in unconsolidated affiliates	(2)	18	(1)	37
Other income, net	4	12	7	14
(Loss) income from continuing operations before income taxes	(139)	44	(110)	10
Income tax (expense) benefit	(5)	(13)	(22)	7
(Loss) income from continuing operations	(144)	31	(132)	17
Income from discontinued operations, net of tax	1	7	—	—
Net (loss) income	(143)	38	(132)	17
Net income attributable to noncontrolling interests	(13)	(16)	(29)	(30)
Net (loss) income attributable to Huntsman International LLC	$(156)	$22	$(161)	$(13)

Amounts attributable to Huntsman International LLC:
(Loss) income from continuing operations	$(157)	$15	$(161)	$(13)
Income from discontinued operations, net of tax	1	7	—	—
Net (loss) income	$(156)	$22	$(161)	$(13)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income	$(143)	$38	$(132)	$17
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	68	(28)	103	(64)
Pension and other postretirement benefits adjustments	5	6	(3)	14
Other, net	—	(2)	6	3
Other comprehensive income (loss), net of tax	73	(24)	106	(47)
Comprehensive (loss) income	(70)	14	(26)	(30)
Comprehensive income attributable to noncontrolling interests	(13)	(16)	(29)	(31)
Comprehensive loss attributable to Huntsman International LLC	$(83)	$(2)	$(55)	$(61)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2025	2,728	$3,814	$337	$(1,185)	$204	$3,170
Net (loss) income	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	33	—	33
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distribution to parent	—	—	(5)	—	—	(5)
Balance, March 31, 2025	2,728	3,821	284	(1,152)	220	3,173
Net (loss) income	—	—	(156)	—	13	(143)
Other comprehensive income	—	—	—	73	—	73
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	8	—	—	—	8
Balance, June 30, 2025	2,728	3,829	85	(1,079)	233	3,068

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2024	2,728	$3,785	$709	$(1,230)	$227	$3,491
Net (loss) income	—	—	(35)	—	14	(21)
Other comprehensive (loss) income	—	—	—	(24)	1	(23)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	8	—	—	—	8
Distribution to parent	—	—	(9)	—	—	(9)
Balance, March 31, 2024	2,728	3,793	622	(1,254)	242	3,403
Net income	—	—	22	—	16	38
Other comprehensive loss	—	—	—	(24)	—	(24)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distribution to noncontrolling interest	—	—	—	—	(36)	(36)
Balance, June 30, 2024	2,728	$3,800	$601	$(1,278)	$222	$3,345

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months ended
	June 30,
	2025	2024
Operating activities:
Net (loss) income	$(132)	$17
Less: Income from discontinued operations, net of tax	—	—
(Loss) income from continuing operations	(132)	17
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Equity in loss (income) of investment in unconsolidated affiliates	1	(37)
Cash received from return on investment in unconsolidated subsidiary	17	53
Depreciation and amortization	141	144
Noncash lease expense	36	38
Gain on acquisition of assets, net	(5)	(51)
Noncash prepaid asset write-off	—	71
Noncash restructuring and impairment charges	82	7
Deferred income taxes	(1)	(32)
Noncash stock-based compensation	15	15
Other, net	3	6
Changes in operating assets and liabilities:
Accounts and notes receivable	(63)	(130)
Inventories	59	(71)
Prepaid expenses	50	9
Other current assets	3	—
Other noncurrent assets	(26)	(20)
Accounts payable	(94)	22
Accrued liabilities	(20)	(21)
Other noncurrent liabilities	(44)	(27)
Net cash provided by (used in) operating activities from continuing operations	22	(7)
Net cash used in operating activities from discontinued operations	(4)	(11)
Net cash provided by (used in) operating activities	18	(18)

Investing activities:
Capital expenditures	(73)	(92)
Cash received from return of investment in unconsolidated subsidiary	41	—
Cash received from sale of businesses, net	—	12
Increase in receivable from affiliate	(5)	(9)
Net cash used in investing activities	(37)	(89)

Financing activities:
Net borrowings on revolving loan facilities	481	252
Repayments of long-term debt	(322)	(5)
Principal payments on note payable	—	(218)
Dividends paid to parent	(86)	(86)
Distributions paid to noncontrolling interests	—	(36)
Other, net	—	(1)
Net cash provided by (used in) financing activities	73	(94)
Effect of exchange rate changes on cash	5	(4)
Increase (decrease) in cash and cash equivalents	59	(205)
Cash and cash equivalents at beginning of period	340	540
Cash and cash equivalents at end of period	$399	$335

Supplemental cash flow information:
Cash paid for interest	$44	$41
Cash paid for income taxes	61	44

As of June 30, 2025 and 2024, the amount of capital expenditures in accounts payable was $23 million and $20 million, respectively.

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

SEPARATION AND ACQUISITION OF ASSETS OF SLIC JOINT VENTURE

On January 31, 2024, we completed the planned separation and acquisition of assets of Shanghai Lianheng Isocyanate Company Ltd. (“SLIC”), our former joint venture with BASF and three Chinese chemical companies. The final purchase price of the acquired assets was determined based on an asset valuation that was completed in the second quarter of 2024. The acquisition of the assets was funded in part with Huntsman Polyurethanes Shanghai Ltd., our 70%-owned consolidated joint venture in China (“HPS”), issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, which was repaid in full in the second quarter of 2024 using available funds at HPS. During the third quarter of 2024, we received approximately $64 million of cash from SLIC, of which $34 million was a dividend and $30 million was an interim liquidating distribution. Upon the full liquidation of the joint venture during the first quarter of 2025, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, was distributed back to the joint venture partners. As such, during the first quarter of 2025, we received approximately $41 million of cash from SLIC, which was our final liquidating distribution.

The acquisition has been integrated into our Polyurethanes segment. Transaction costs related to this acquisition were not material during 2024.

We have accounted for the acquisition using the acquisition method. As such, we analyzed the fair value of net assets acquired. The allocation of acquisition cost to the assets and liabilities acquired is summarized as follows (dollars in millions):

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

4. DISCONTINUED OPERATIONS

SaLE of tEXTILE eFFECTS bUSINESS

On February 28, 2023, we completed the sale of our textile chemicals and dyes business (“Textile Effects Business”) to Archroma, a portfolio company of SK Capital Partners, and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which included adjustments to the purchase price for working capital, plus the assumption of underfunded pension liabilities. During the first half of 2025, net charges of our discontinued operations were not material.

The following table reconciles line items constituting pretax income (loss) of discontinued operations to after-tax income of discontinued operations, primarily related to our Textile Effects Business, as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Major line item constituting pretax income (loss) of discontinued operations:
Gain (loss) on sale of our discontinued operations	$2	$—	$1	$(8)
Income (loss) from discontinued operations before income taxes	2	—	1	(8)
Income tax (expense) benefit	(1)	7	(1)	8
Net income attributable to discontinued operations	$1	$7	$—	$—

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using average cost, last-in first-out (“LIFO”) and first-in first-out methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2025	2024
Raw materials and supplies	$189	$193
Work in progress	40	39
Finished goods	719	727
Total	948	959
LIFO reserves	(52)	(42)
Net inventories	$896	$917

As of both  June 30, 2025 and December 31, 2024, approximately 9% of our inventories were recorded using the LIFO cost method.

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

During the six months ended June 30, 2025, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 9. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  June 30, 2025, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  June 30, 2025 and our consolidated balance sheet as of  December 31, 2024 (dollars in millions):

	June 30,	December 31,
	2025	2024
Current assets	$97	$89
Property, plant and equipment, net	121	124
Operating lease right-of-use assets	20	21
Other noncurrent assets	144	133
Deferred income taxes	10	10
Total assets	$392	$377
Current liabilities	$141	$147
Long-term debt	3	7
Noncurrent operating lease liabilities	12	15
Other noncurrent liabilities	16	16
Deferred income taxes	2	2
Total liabilities	$174	$187

Certain operating activities for our variable interest entities for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Income from continuing operations before income taxes	$14	$17	$30	$35
Net cash provided by operating activities	10	22	26	41

7. SUPPLIER FINANCE PROGRAM

During the first quarter of 2025, we initiated a supplier finance program that has been made available to certain of our vendors. The program allows our vendors to voluntarily sell their receivables due from us to a participating financial institution on terms that are negotiated between the vendor and the financial institution. The vendor receives payment from the financial institution, and we pay the financial institution on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. We do not pledge assets as security or provide other forms of guarantees associated with this supplier finance program. As of June 30, 2025, outstanding obligations confirmed as valid under this supplier finance program were approximately $26 million, which are included in accounts payable in our condensed consolidated balance sheets.

8. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  June 30, 2025 and December 31, 2024, accrued restructuring and plant closing costs by type of cost consisted of the following (dollars in millions):

			Other
	Workforce	Contract	restructuring
	reductions	terminations	costs	Total
Accrued liabilities as of January 1, 2025	$27	$—	$(1)	$26
Charges, net	37	4	2	43
Payments	(11)	—	—	(11)
Accrued liabilities as of June 30, 2025	$53	$4	$1	$58

As of  June 30, 2025 and December 31, 2024, accrued restructuring and plant closing costs of our three operating segments as well as Corporate and other consisted of the following (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2025	$20	$1	$4	$1	$26
Charges (credits), net	33	11	(1)	—	43
Payments	(7)	(4)	—	—	(11)
Accrued liabilities as of June 30, 2025	$46	$8	$3	$1	$58

Current portion of restructuring reserves	$46	$8	$1	$1	$56
Long-term portion of restructuring reserves	—	—	2	—	2

Details with respect to cash and noncash restructuring, impairment and plant closing costs from continuing operations for the three and six months ended June 30, 2025 and 2024 are provided below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash charges, net	$43	$—	$43	$8
Noncash charges:
Impairment of assets	77	—	77	—
Accelerated depreciation	4	3	6	6
Other noncash charges (credits)	—	1	(1)	1
Total restructuring, impairment and plant closing costs	$124	$4	$125	$15

Restructuring Activities

Beginning in the second quarter of 2025, our Performance Products segment implemented a restructuring program to close its European maleic anhydride manufacturing facility in Moers, Germany and to reduce other organizational structure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately $88 million for the six months ended June 30, 2025, primarily related to workforce reductions, contract terminations and approximately $77 million for the impairment of assets, including approximately $14 million of goodwill, related to the closure of the facility. We do not expect to record any further significant restructuring expenses.

Beginning in the fourth quarter of 2024, our Polyurethanes segment implemented a restructuring program to reduce organizational structure costs. During the second quarter of 2025, this program was further expanded to optimize its European business organization. In connection with this restructuring program, we recorded net restructuring expense of approximately $38 million for the six months ended June 30, 2025, primarily related to workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $24 million through 2027, primarily related to workforce reductions, accelerated depreciation and site closures.

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. In connection with this restructuring program, we recorded net restructuring expense of approximately $1 million and $11 million during the six months ended  June 30, 2025 and 2024, respectively, primarily related to accelerated depreciation and workforce reductions. We expect to record further restructuring expenses of approximately $6 million through 2027, primarily related to accelerated depreciation and workforce reductions.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program was associated with all of our segments and included exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we recorded a credit of approximately $2 million during the six months ended June 30, 2025 to adjust the restructuring reserve that was no longer required, and we recorded net restructuring expense of approximately $3 million during the six months ended  June 30, 2024, primarily related to site closures.

9. DEBT

Our outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

	June 30,	December 31,
	2025	2024
Senior credit facilities:
Revolving credit facility	$361	$—
Senior notes	1,487	1,799
Amounts outstanding under A/R programs	155	—
Variable interest entities	12	16
Other	20	20
Total debt	$2,035	$1,835
Current portion of debt	$372	$325
Long-term portion of debt	1,663	1,510
Total debt	$2,035	$1,835

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

Revolving Credit Facility

On May 20, 2022, Huntsman International entered into a $1.2 billion senior unsecured revolving credit facility (as amended, the “2022 Revolving Credit Facility”). Borrowings bear interest at the rates specified in the credit agreement governing the 2022 Revolving Credit Facility, which vary based on the type of loan and Huntsman International’s debt ratings. Under the credit agreement, the interest rate margin and the commitment fee rates are also subject to adjustments based on the Company’s performance on specified sustainability target thresholds with respect to annual percentage reduction in operational greenhouse gas emissions intensity and annual percentage reduction in water consumption intensity. Unless previously terminated in accordance with its terms, the 2022 Revolving Credit Facility will mature in May 2027. Huntsman International may increase the 2022 Revolving Credit Facility commitments up to an additional $500 million, subject to the satisfaction of certain conditions.

On May 23, 2025, Huntsman International entered into a Second Amendment to the 2022 Revolving Credit Facility (the “Second Amendment”). The Second Amendment amends the financial covenant regarding the leverage ratio of Huntsman International and its subsidiaries to increase the maximum permitted ratio of Consolidated Net Debt to Consolidated EBITDA (as those terms are defined in the 2022 Revolving Credit Facility) through the quarter ending December 31, 2026, or earlier if elected by Huntsman International after demonstrating compliance with a certain ratio of Consolidated Net Debt to Consolidated EBITDA (such period, the “Covenant Relief Period”).

The Second Amendment also (i) reduces the general debt and liens baskets during the Covenant Relief Period and (ii) amends the restricted payments covenant to limit Huntsman International’s ability to make restricted payments for the purpose of providing Huntsman Corporation funds to redeem its equity interests during the Covenant Relief Period, subject to certain exceptions.

The following table presents certain amounts under our 2022 Revolving Credit Facility as of  June 30, 2025 (monetary amounts in millions):

				Unamortized
				discounts and
	Committed	Principal		debt issuance	Carrying
Facility	amount	outstanding		costs	value	Interest rate(2)	Maturity
2022 Revolving Credit Facility	$1,200	$361	(1)	$—	$361	Term Secured Overnight Financing Rate (“SOFR”) plus 1.475%	May 2027

(1)	On June 30, 2025, we had an additional $3 million (U.S. dollar equivalent) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.

(2)

Interest rates on borrowings under the 2022 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rate for U.S. dollar borrowings as of June 30, 2025 was 1.475% above Term SOFR.

Senior Notes

On  March 28, 2025, we satisfied and discharged our obligations under the indenture governing our 4.25% senior notes due April 2025 (“2025 Senior Notes”) by irrevocably depositing funds sufficient to redeem them in full, which was approximately $315 million, on the maturity date of April 1, 2025.

As of  June 30, 2025, our senior notes consisted of the following (monetary amounts in millions):

				Unamortized
				premiums,
				discounts
				and debt
Notes	Maturity	Interest rate	Amount outstanding	issuance costs
2029 Senior notes	May 2029	4.50%	$750 ($744 carrying value)	6
2031 Senior notes	June 2031	2.95%	$400 ($398 carrying value)	2
2034 Senior notes	October 2034	5.70%	$350 ($345 carrying value)	5

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

Information regarding our A/R Programs as of June 30, 2025 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	January 2027	$150	$96	(3)	Applicable rate plus 0.95%
EU A/R Program	July 2027	€100	€50		Applicable rate plus 1.45%
		(or approximately $117)	(or approximately $59)

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

(3)	As of June 30, 2025, we had approximately $5 million (U.S. dollar equivalent) of letters of credit issued and outstanding under our U.S. A/R Program.

As of June 30, 2025 and December 31, 2024, $287 million and $233 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Variable Interest Entity Debt

 As of  June 30, 2025, AAC, our consolidated 50%-owned joint venture, had $12 million outstanding under its loan commitments and debt financing arrangements. As of June 30, 2025, we have $9 million classified as current debt and $3 million as long-term debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  June 30, 2025 and December 31, 2024, the amount of debt issuance costs directly reducing the debt liability was $8 million and $9 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity prices. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We also hedge our net investment in certain European operations. Changes in the fair value of the hedge of our net investment in certain European operations are recorded in accumulated other comprehensive loss.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2025 and 2024, we had approximately $101 million and $202 million, respectively, of notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts related to continuing operations.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2025, we have designated approximately €316 million (approximately $370 million) of euro-denominated derivative instruments as a hedge of our net investment. For the six months ended June 30, 2025 and 2024, the amounts recognized on the hedge of our net investment were losses of approximately $44 million and gains of approximately $3 million, respectively, and were recorded in other comprehensive income (loss) in our condensed consolidated statements of comprehensive (loss) income.

During the third quarter of 2024, we entered into three-year, cross-currency interest rate contracts to swap an aggregate notional amount $350 million for an approximate aggregate notional €315 million. These cross-currency swaps are designated as net investment hedges and designed to hedge the foreign currency exposure of our net investment in certain European operations. Changes in fair value are recorded in accumulated other comprehensive loss to offset the foreign currency translation adjustments related to these investments. As of June 30, 2025, the fair value of these swaps was a liability of approximately $26 million.

11. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$9	$9	$11	$11
Cross-currency interest rate contracts	(26)	(26)	18	18
Long-term debt (including current portion)	(2,035)	(1,921)	(1,835)	(1,734)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our cross-currency interest rate contracts are based on observable inputs other than quoted prices (Level 2). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of  June 30, 2025 and December 31, 2024. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2025, and current estimates of fair value may differ significantly from the amounts presented herein.

During the six months ended June 30, 2025, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

12. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended June 30, 2025 and 2024 (dollars in millions):

		Performance	Advanced	Corporate and
2025	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$369	$127	$69	$(3)	$562
Europe	242	47	102	(4)	387
Asia Pacific	262	72	73	(1)	406
Rest of world	59	24	20	—	103
	$932	$270	$264	$(8)	$1,458

Major product groupings
Diversified	$932	$270			$1,202
Specialty			$252		252
Other			12		12
Eliminations				$(8)	(8)
	$932	$270	$264	$(8)	$1,458

		Performance	Advanced	Corporate and
2024	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$394	$136	$79	$(1)	$608
Europe	249	60	105	(4)	410
Asia Pacific	277	77	74	—	428
Rest of world	81	26	21	—	128
	$1,001	$299	$279	$(5)	$1,574

Major product groupings
Diversified	$1,001	$299			$1,300
Specialty			$268		268
Other			11		11
Eliminations				$(5)	(5)
	$1,001	$299	$279	$(5)	$1,574

(1)	Geographic information for revenues is based upon countries into which product is sold.

The following tables disaggregate our revenue from continuing operations by major source for the six months ended June 30, 2025 and 2024 (dollars in millions):

		Performance	Advanced	Corporate and
2025	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$725	$245	$141	$(6)	$1,105
Europe	457	95	194	(8)	738
Asia Pacific	532	142	139	(2)	811
Rest of world	130	45	39	—	214
	$1,844	$527	$513	$(16)	$2,868

Major product groupings
Diversified	$1,844	$527			2,371
Specialty			$490		490
Other			23		23
Eliminations				$(16)	(16)
	$1,844	$527	$513	$(16)	$2,868

		Performance	Advanced	Corporate and
2024	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$764	$273	$152	$(4)	$1,185
Europe	489	121	212	(8)	814
Asia Pacific	520	148	136	(1)	803
Rest of world	154	48	40	—	242
	$1,927	$590	$540	$(13)	$3,044

Major product groupings
Diversified	$1,927	$590			$2,517
Specialty			$514		514
Other			26		26
Eliminations				$(13)	(13)
	$1,927	$590	$540	$(13)	$3,044

(1)	Geographic information for revenues is based upon countries into which product is sold.

13. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost from continuing operations for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in millions):

			Other postretirement
	Defined benefit plans		benefit plans
	Three months ended		Three months ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$7	$6	$—	$—
Interest cost	23	22	—	—
Expected return on assets	(33)	(32)	—	—
Amortization of prior service benefit	(2)	(1)	—	—
Amortization of actuarial loss	7	8	—	—
Special termination benefits	—	2	—	—
Net periodic benefit cost	$2	$5	$—	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Six months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$13	$13	$—	$—
Interest cost	45	44	1	1
Expected return on assets	(64)	(64)	—	—
Amortization of prior service benefit	(3)	(2)	(1)	(1)
Amortization of actuarial loss	14	16	—	—
Special termination benefits	—	2	—	—
Settlement gain	(1)	—	—	—
Net periodic benefit cost	$4	$9	$—	$—

During the six months ended June 30, 2025 and 2024, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $16 million and $17 million, respectively. During the remainder of 2025, we expect to make additional contributions of approximately $19 million to these plans.

14. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. The Second Amendment to our 2022 Revolving Credit Facility limits Huntsman International’s ability to make restricted payments to Huntsman Corporation for the purpose of repurchasing shares while the Second Amendment is in effect. During the six months ended June 30, 2025, we did not repurchase any shares of our common stock under this program. As of  June 30, 2025, we have approximately $547 million remaining under the authorization of our existing share repurchase program.

Dividends on Common Stock

During the three months ended June 30, 2025 and 2024, we declared dividends of $44 million and $43 million, respectively, or $0.25 per share, to common stockholders. During the three months ended March 31, 2025 and 2024, we declared dividends of $44 million and $43 million, respectively, or $0.25 per share, to common stockholders.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2025	$(675)	$(552)	$—	$(1,227)	$27	$(1,200)
Other comprehensive income (loss) before reclassifications, gross	94	(12)	6	88	—	88
Tax impact	9	—	—	9	—	9
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	10	—	10	—	10
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	103	(3)	6	106	—	106
Ending balance, June 30, 2025	$(572)	$(555)	$6	$(1,121)	$27	$(1,094)

(1)	Amounts are net of tax of $51 million and $60 million as of June 30, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $60 million and $61 million as of June 30, 2025 and January 1, 2025, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2024	$(614)	$(656)	$(3)	$(1,273)	$28	$(1,245)
Other comprehensive (loss) income before reclassifications, gross	(64)	2	3	(59)	(1)	(60)
Tax impact	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	13	—	13	—	13
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive (loss) income	(64)	14	3	(47)	(1)	(48)
Ending balance, June 30, 2024	$(678)	$(642)	$—	$(1,320)	$27	$(1,293)

(1)	Amounts are net of tax of $56 million as of both June 30, 2024 and January 1, 2024.

(2)	Amounts are net of tax of $66 million and $67 million as of June 30, 2024 and January 1, 2024, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended June 30,
	2025	2024
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(1)	(3)	Other income, net
Actuarial loss	8	8	(3)	Other income, net
	6	7		Total before tax
	(1)	—		Income tax
Total reclassifications for the period	$5	$7		Net of tax

	Six months ended June 30,
	2025	2024
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(3)	(3)	Other income, net
Actuarial loss	15	16	(3)	Other income, net
Settlement gain	(1)	—	(3)	Other income, net
	10	13		Total before tax
	(1)	(1)		Income tax
Total reclassifications for the period	$9	$12		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 13. Employee Benefit Plans.”

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2025	$(680)	$(528)	$(4)	$(1,212)	$27	$(1,185)
Other comprehensive income (loss) before reclassifications, gross	94	(12)	6	88	—	88
Tax impact	9	—	—	9	—	9
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	10	—	10	—	10
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	103	(3)	6	106	—	106
Ending balance, June 30, 2025	$(577)	$(531)	$2	$(1,106)	$27	$(1,079)

(1)	Amounts are net of tax of $38 million and $47 million as of June 30, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $84 million and $85 million as of June 30, 2025 and January 1, 2025, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2024	$(619)	$(632)	$(7)	$(1,258)	$28	$(1,230)
Other comprehensive (loss) income before reclassifications, gross	(64)	2	3	(59)	(1)	(60)
Tax impact	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	13	—	13	—	13
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive (loss) income	(64)	14	3	(47)	(1)	(48)
Ending balance, June 30, 2024	$(683)	$(618)	$(4)	$(1,305)	$27	$(1,278)

(1)	Amounts are net of tax of $43 million as of both June 30, 2024 and January 1, 2024.

(2)	Amounts are net of tax of $90 million and $91 million as of June 30, 2024 and January 1, 2024, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended June 30,
	2025	2024
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(1)	(3)	Other income, net
Actuarial loss	8	8	(3)	Other income, net
	6	7		Total before tax
	(1)	—		Income tax
Total reclassifications for the period	$5	$7		Net of tax

	Six months ended June 30,
	2025	2024
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(3)	(3)	Other income, net
Actuarial loss	15	16	(3)	Other income, net
Settlement gain	(1)	—	(3)	Other income, net
	10	13		Total before tax
	(1)	(1)		Income tax
Total reclassifications for the period	$9	$12		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 13. Employee Benefit Plans.”

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

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For both the six months ended June 30, 2025 and 2024, our capital expenditures from continuing operations for EHS matters totaled $15 million and $10 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $15 million for environmental liabilities as of both  June 30, 2025 and December 31, 2024. Of these amounts, $10 million and $6 million was classified as accrued liabilities as of June 30, 2025 and December 31, 2024, respectively, and $5 million and $9 million, respectively, was classified as other noncurrent liabilities as of June 30, 2025 and December 31, 2024, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

18. STOCK-BASED COMPENSATION PLANS

On April 30, 2025, our stockholders approved a new Huntsman Corporation 2025 Stock Incentive Plan (the ‘‘2025 Stock Incentive Plan’’), which reserved 4.65 million shares for issuance. Each of the Huntsman Corporation 2016 Stock Incentive Plan and the Huntsman Corporation Stock Incentive Plan, as amended and restated (together, the “Prior Plans”), remain in effect for outstanding awards granted pursuant to the Prior Plans, but no further awards may be granted under the Prior Plans. Under the 2025 Stock Incentive Plan we may grant nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, cash awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under the 2025 Stock Incentive Plan and the Prior Plans are fixed at the grant date. As of June 30, 2025, we had approximately 4.6 million shares remaining under the 2025 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Huntsman Corporation compensation cost	$7	$7	$16	$16
Huntsman International compensation cost	7	7	14	15

The total income tax expense recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was approximately $1 million and nil for the six months ended June 30, 2025 and 2024, respectively.

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

During each of the six months ended June 30, 2025 and 2024, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of June 30, 2025 and changes during the six months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2025	2,414	$22.18
Exercised	(8)	8.86
Forfeited	(294)	22.77
Outstanding and exercisable at June 30, 2025	2,112	22.15	3.1	$—

As of  June 30, 2025, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans.

The total intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was approximately nil and $1 million, respectively. Cash received from stock options exercised during both of the six months ended June 30, 2025 and 2024 was approximately nil. The cash tax benefit from stock options exercised during both of the six months ended June 30, 2025 and 2024 was approximately nil.

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

For our performance share unit awards, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2025 and 2024, the weighted-average expected volatility rate was 30.0% and 31.8%, respectively, and the weighted average risk-free interest rate was 4.30% and 4.39%, respectively. For the performance share unit awards granted during the six months ended June 30, 2025 and 2024, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

A summary of the status of our nonvested shares as of June 30, 2025 and changes during the six months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2025	2,276		$33.22	225	$27.36
Granted	1,615		17.39	212	16.98
Vested	(595)	(1)(2)	38.09	(96)	29.51
Forfeited	(33)		25.21	(10)	27.48
Nonvested at June 30, 2025	3,263		24.58	331	20.09

(1)

As of June 30, 2025, a total of 175,238 restricted stock units were vested but not yet issued, of which 38,868 vested during the six months ended June 30, 2025. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 186,825 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2024. Due to the target performance criteria not being met, only 123,119 performance share unit awards with a grant date fair value of $60.36 were issued during the six months ended June 30, 2025.

As of June 30, 2025, there was approximately $45 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years. The value of share awards that vested during the six months ended June 30, 2025 and 2024 was approximately $26 million and $24 million, respectively.

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

We and Huntsman International recorded income tax (expense) benefit from continuing operations of $(22) million and $7 million for the six months ended June 30, 2025 and 2024, respectively. We are required to calculate our interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by Accounting Standards Codification 740-270. However, due to current economic conditions resulting in low marginal pre-tax income, negative global AETR and significant losses in jurisdictions with full valuation allowances, starting with the second quarter of 2025 we expanded our AETR method to exclude loss jurisdictions for which no benefit can be recognized in that jurisdiction (as opposed to no benefit can be realized in any jurisdiction) from the overall computation of the estimated AETR and a separate estimated AETR is computed and applied to these loss jurisdictions. We believe that this method provides a more reliable forecast of the AETR.

During the second quarter of 2025, we recorded a discrete release of valuation allowances of approximately $8 million following the announced closure of our Moers, Germany facility. As a result of our Moers facility closure, there is sufficient positive evidence that the Germany tax filing group (without our Moers facility) is more likely than not to realize the group deferred tax assets. The losses from our Moers facility closure will not be available to the continuing German tax filing group and we continue to have a full valuation allowance against these net deferred tax assets. Through the second quarter of 2025, we also recorded discrete establishments of valuation allowances of approximately $13 million. During the first quarter of 2025, we recorded a discrete tax expense of $8 million resulting from income associated with the Praxair litigation. During the first quarter of 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, we recognize tax expense in jurisdictions with pre-tax income but do not recognize a tax benefit from pre-tax losses in jurisdictions with valuation allowances.

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, changes to the interest expense limitation and other changes to the U.S. taxation of profits derived from foreign operations. We are currently evaluating OBBBA; however, it is not expected to have a material impact on our consolidated financial statements.

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

Basic and diluted loss per share were determined using the following information (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
(Loss) income from continuing operations attributable to Huntsman Corporation	$(159)	$15	$(163)	$(15)
Net (loss) income attributable to Huntsman Corporation	$(158)	$22	$(163)	$(15)

Denominator:
Weighted average shares outstanding	172.6	172.1	172.5	172.0
Dilutive shares:
Stock-based awards	—	0.7	—	—
Total weighted average shares outstanding, including dilutive shares	172.6	172.8	172.5	172.0

Additional stock-based awards of approximately 4.8 million and 0.9 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2025 and 2024, respectively, and approximately 4.8 million and 3.1 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2025 and 2024, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive. For the three months ended  June 30, 2025, there were 0.3 million weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation. For the six months ended June 30, 2025 and 2024, there were 0.4 million and 0.7 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation.

21. OPERATING SEGMENT INFORMATION

We derive our revenues, earnings and cash flows from the manufacture and sale of a wide variety of diversified organic chemical products. We have three operating segments, which are also our reportable operating segments: Polyurethanes, Performance Products and Advanced Materials. We have organized our business and derived our operating segments around differences in product lines.

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

Huntsman Corporation

	Three months ended June 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$932	$270	$264	$1,466

Significant segment expenses:
Variable direct costs(2)	700	146	123	969
Adjusted fixed costs(3)	198	95	100	393
Other segment items(4)	3	(3)	(4)	(4)
Total reportable segments’ adjusted EBITDA(5)	$31	$32	$45	108

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(21)
Depreciation and amortization—continuing operations				(72)
Corporate and other costs, net(6)				(34)
Net income attributable to noncontrolling interests				13
Other adjustments:
Certain legal and other settlements and related expenses				(1)
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(7)				(125)
Loss from continuing operations before income taxes				(139)

Income tax expense—continuing operations				(7)
Income from discontinued operations, net of tax				1
Net loss				$(145)

	Three months ended June 30, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,001	$299	$279	$1,579

Significant segment expenses:
Variable direct costs(2)	752	166	130	1,048
Adjusted fixed costs(3)	186	87	100	373
Other segment items(4)	(17)	—	(3)	(20)
Total reportable segments’ adjusted EBITDA(5)	$80	$46	$52	178

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(20)
Depreciation and amortization—continuing operations				(75)
Corporate and other costs, net(6)				(47)
Net income attributable to noncontrolling interests				16
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(1)
Fair value adjustments to Venator investment, net and other tax matter adjustments				7
Certain legal and other settlements and related expenses				(1)
Amortization of pension and postretirement actuarial losses				(8)
Restructuring, impairment and plant closing and transition costs(7)				(5)
Income from continuing operations before income taxes				44

Income tax expense—continuing operations				(13)
Income from discontinued operations, net of tax				7
Net income				$38

	Six months ended June 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,844	$527	$513	$2,884

Significant segment expenses:
Variable direct costs(2)	1,382	283	239	1,904
Adjusted fixed costs(3)	384	179	201	764
Other segment items(4)	5	3	(8)	—
Total reportable segments’ adjusted EBITDA(5)	$73	$62	$81	216

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(40)
Depreciation and amortization—continuing operations				(141)
Corporate and other costs, net(6)				(70)
Net income attributable to noncontrolling interests				29
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				5
Certain legal and other settlements and related income				32
Amortization of pension and postretirement actuarial losses				(14)
Restructuring, impairment and plant closing and transition costs(7)				(129)
Loss from continuing operations before income taxes				(112)

Income tax expense—continuing operations				(22)
Income from discontinued operations, net of tax				—
Net loss				$(134)

	Six months ended June 30, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,927	$590	$540	$3,057

Significant segment expenses:
Variable direct costs(2)	1,457	326	252	2,035
Adjusted fixed costs(3)	384	170	198	752
Other segment items(4)	(33)	6	(5)	(32)
Total reportable segments’ adjusted EBITDA(5)	$119	$88	$95	302

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(39)
Depreciation and amortization—continuing operations				(144)
Corporate and other costs, net(6)				(90)
Net income attributable to noncontrolling interests				30
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(21)
Fair value adjustments to Venator investment, net and other tax matter adjustments				7
Certain legal and other settlements and related expenses				(2)
Amortization of pension and postretirement actuarial losses				(16)
Restructuring, impairment and plant closing and transition costs(7)				(19)
Income from continuing operations before income taxes				8

Income tax benefit—continuing operations				7
Income from discontinued operations, net of tax				—
Net income				$15

Huntsman International

	Three months ended June 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$932	$270	$264	$1,466

Significant segment expenses:
Variable direct costs(2)	700	146	123	969
Adjusted fixed costs(3)	198	95	100	393
Other segment items(4)	3	(3)	(4)	(4)
Total reportable segments’ adjusted EBITDA(5)	$31	$32	$45	108

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(21)
Depreciation and amortization—continuing operations				(72)
Corporate and other costs, net(6)				(34)
Net income attributable to noncontrolling interests				13
Other adjustments:
Certain legal and other settlements and related expenses				(1)
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(7)				(125)
Loss from continuing operations before income taxes				(139)

Income tax expense—continuing operations				(5)
Income from discontinued operations, net of tax				1
Net loss				$(143)

	Three months ended June 30, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,001	$299	$279	$1,579

Significant segment expenses:
Variable direct costs(2)	752	166	130	1,048
Adjusted fixed costs(3)	186	87	100	373
Other segment items(4)	(17)	—	(3)	(20)
Total reportable segments’ adjusted EBITDA(5)	$80	$46	$52	178

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(20)
Depreciation and amortization—continuing operations				(75)
Corporate and other costs, net(6)				(47)
Net income attributable to noncontrolling interests				16
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(1)
Fair value adjustments to Venator investment, net and other tax matter adjustments				7
Certain legal and other settlements and related expenses				(1)
Amortization of pension and postretirement actuarial losses				(8)
Restructuring, impairment and plant closing and transition costs(7)				(5)
Income from continuing operations before income taxes				44

Income tax expense—continuing operations				(13)
Income from discontinued operations, net of tax				7
Net income				$38

	Six months ended June 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,844	$527	$513	$2,884

Significant segment expenses:
Variable direct costs(2)	1,382	283	239	1,904
Adjusted fixed costs(3)	384	179	201	764
Other segment items(4)	5	3	(8)	—
Total reportable segments’ adjusted EBITDA(5)	$73	$62	$81	216

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(40)
Depreciation and amortization—continuing operations				(141)
Corporate and other costs, net(6)				(68)
Net income attributable to noncontrolling interests				29
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				5
Certain legal and other settlements and related income				32
Amortization of pension and postretirement actuarial losses				(14)
Restructuring, impairment and plant closing and transition costs(7)				(129)
Loss from continuing operations before income taxes				(110)

Income tax expense—continuing operations				(22)
Income from discontinued operations, net of tax				—
Net loss				$(132)

	Six months ended June 30, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,927	$590	$540	$3,057

Significant segment expenses:
Variable direct costs(2)	1,457	326	252	2,035
Adjusted fixed costs(3)	384	170	198	752
Other segment items(4)	(33)	6	(5)	(32)
Total reportable segments’ adjusted EBITDA(5)	$119	$88	$95	302

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(39)
Depreciation and amortization—continuing operations				(144)
Corporate and other costs, net(6)				(88)
Net income attributable to noncontrolling interests				30
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(21)
Fair value adjustments to Venator investment, net and other tax matter adjustments				7
Certain legal and other settlements and related expenses				(2)
Amortization of pension and postretirement actuarial losses				(16)
Restructuring, impairment and plant closing and transition costs(7)				(19)
Income from continuing operations before income taxes				10

Income tax benefit—continuing operations				7
Income from discontinued operations, net of tax				—
Net income				$17

	June 30,	December 31,
	2025	2024
Total assets:
Polyurethanes	$4,144	$4,151
Performance Products	1,216	1,214
Advanced Materials	1,122	1,097
Total reportable segments’ total assets	6,482	6,462
Corporate and other	665	652
Total	$7,147	$7,114

	Six months ended
	June 30,
	2025	2024
Depreciation and amortization:
Polyurethanes	$79	$79
Performance Products	32	35
Advanced Materials	25	26
Total reportable segments’ depreciation and amortization	136	140
Corporate and other	5	4
Total	$141	$144

	Six months ended
	June 30,
	2025	2024
Capital expenditures:
Polyurethanes	$34	$38
Performance Products	28	44
Advanced Materials	10	7
Total reportable segments’ capital expenditures	72	89
Corporate and other	1	3
Total	$73	$92

(1)	A reconciliation of total reportable segments’ revenues to total consolidated revenues is provided in “Note 12. Revenue Recognition.”
(2)	Variable direct costs primarily include raw materials, utilities and freight-related costs.
(3)

Adjusted fixed costs primarily include personnel and maintenance costs at our manufacturing facilities, selling, general and administrative expenses and research and development expenses, less depreciation and amortization and an adjustment to remove the related effects of restructuring, impairment and plant closing and transition costs.

(4)

Other segment items include other operating and non-operating income and expense items and foreign currency exchange effects, less adjustments to remove the related effects of primarily the following items: business acquisition and integration gain (expenses) and purchase accounting inventory adjustments, net; certain legal and other settlements and related income (expenses); amortization of pension and postretirement actuarial losses; and restructuring, impairment and plant closing and transition costs.

(5)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. Segment adjusted EBITDA is the measure that our chief operating decision maker (“CODM”), who has been determined to be our Chief Executive Officer, uses to make decisions about resources to be allocated to the segments and assess their financial performance. Our CODM evaluates segment adjusted EBITDA through the annual budget process as well as through ongoing periodic reviews of forecasts, budget-to-actual variances, changes from prior periods and when comparing the results of each reportable operating segment with one another. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) certain legal and other settlements and related (expenses) income; (b) amortization of pension and postretirement actuarial losses; (c) restructuring, impairment, plant closing and transition costs; (d) income from discontinued operations, net of tax; (e) business acquisition and integration gain (expenses) and purchase accounting inventory adjustments, net; and (f) fair value adjustments to Venator investment, net and other tax matter adjustments.

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

Huntsman Corporation

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2025	2024	change	2025	2024	change
Revenues	$1,458	$1,574	(7)%	$2,868	$3,044	(6)%
Cost of goods sold	1,276	1,331	(4)%	2,485	2,600	(4)%
Gross profit	182	243	(25)%	383	444	(14)%
Operating expenses:
Selling, general and administrative	160	176	(9)%	326	352	(7)%
Research and development	33	33	—	65	64	2%
Restructuring, impairment and plant closing costs	124	4	NM	125	15	733%
Loss (gain) on acquisition of assets, net	—	1	(100)%	(5)	(51)	(90)%
Prepaid asset write-off	—	—	—	—	71	(100)%
Income associated with litigation matter, net	—	—	—	(33)	—	NM
Other operating income, net	(15)	(5)	200%	(17)	(3)	467%
Total operating expenses	302	209	44%	461	448	3%
Operating (loss) income	(120)	34	NM	(78)	(4)	NM
Interest expense, net	(21)	(20)	5%	(40)	(39)	3%
Equity in (loss) income of investment in unconsolidated affiliates	(2)	18	NM	(1)	37	NM
Other income, net	4	12	(67)%	7	14	(50)%
(Loss) income from continuing operations before income taxes	(139)	44	NM	(112)	8	NM
Income tax (expense) benefit	(7)	(13)	(46)%	(22)	7	NM
(Loss) income from continuing operations	(146)	31	NM	(134)	15	NM
Income from discontinued operations, net of tax	1	7	(86)%	—	—	—
Net (loss) income	(145)	38	NM	(134)	15	NM
Reconciliation of net (loss) income to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(13)	(16)	(19)%	(29)	(30)	—
Interest expense, net from continuing operations	21	20	5%	40	39	3%
Income tax expense (benefit) from continuing operations	7	13	(46)%	22	(7)	NM
Income tax expense (benefit) from discontinued operations	1	(7)	NM	1	(8)	NM
Depreciation and amortization from continuing operations	72	75	(4)%	141	144	(2)%
Other adjustments:
Business acquisition and integration expenses (gain) and purchase accounting inventory adjustments, net	—	1		(5)	21
EBITDA from discontinued operations	(2)	—		(1)	8
Fair value adjustments to Venator investment, net and other tax matter adjustments	—	(7)		—	(7)
Certain legal and other settlements and related expenses (income)	1	1		(32)	2
Amortization of pension and postretirement actuarial losses	7	8		14	16
Restructuring, impairment and plant closing and transition costs(2)	125	5		129	19
Adjusted EBITDA(1)	$74	$131	(44)%	$146	$212	(31)%

Net cash provided by (used in) operating activities from continuing operations				$21	$(8)	NM
Net cash used in investing activities				(32)	(80)	(60)%
Net cash provided by (used in) financing activities				69	(102)	NM
Capital expenditures from continuing operations				(73)	(92)	(21)%

Amounts attributable to Huntsman Corporation:
(Loss) income from continuing operations	$(159)	$15		$(163)	$(15)
Income from discontinued operations, net of tax	1	7		—	—
Net (loss) income	$(158)	$22		$(163)	$(15)

Huntsman International

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2025	2024	change	2025	2024	change
Revenues	$1,458	$1,574	(7)%	$2,868	$3,044	(6)%
Cost of goods sold	1,276	1,331	(4)%	2,485	2,600	(4)%
Gross profit	182	243	(25)%	383	444	(14)%
Operating expenses:
Selling, general and administrative	160	176	(9)%	324	350	(7)%
Research and development	33	33	—	65	64	2%
Restructuring, impairment and plant closing costs	124	4	NM	125	15	733%
Loss (gain) on acquisition of assets, net	—	1	(100)%	(5)	(51)	(90)%
Prepaid asset write-off	—	—	—	—	71	(100)%
Income associated with litigation matter, net	—	—	—	(33)	—	NM
Other operating income, net	(15)	(5)	200%	(17)	(3)	467%
Total operating expenses	302	209	44%	459	446	3%
Operating (loss) income	(120)	34	NM	(76)	(2)	NM
Interest expense, net	(21)	(20)	5%	(40)	(39)	3%
Equity in (loss) income of investment in unconsolidated affiliates	(2)	18	NM	(1)	37	NM
Other income, net	4	12	(67)%	7	14	(50)%
(Loss) income from continuing operations before income taxes	(139)	44	NM	(110)	10	NM
Income tax (expense) benefit	(5)	(13)	(62)%	(22)	7	NM
(Loss) income from continuing operations	(144)	31	NM	(132)	17	NM
Income from discontinued operations, net of tax	1	7	(86)%	—	—	—
Net (loss) income	(143)	38	NM	(132)	17	NM
Reconciliation of net (loss) income to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(13)	(16)	(19)%	(29)	(30)	—
Interest expense, net from continuing operations	21	20	5%	40	39	3%
Income tax expense (benefit) from continuing operations	5	13	(62)%	22	(7)	NM
Income tax expense (benefit) from discontinued operations	1	(7)	NM	1	(8)	NM
Depreciation and amortization from continuing operations	72	75	(4)%	141	144	(2)%
Other adjustments:
Business acquisition and integration expenses (gain) and purchase accounting inventory adjustments, net	—	1		(5)	21
EBITDA from discontinued operations	(2)	—		(1)	8
Fair value adjustment to Venator investment, net of other tax matter adjustments	—	(7)		—	(7)
Certain legal and other settlements and related expenses (income)	1	1		(32)	2
Amortization of pension and postretirement actuarial losses	7	8		14	16
Restructuring, impairment and plant closing and transition costs(2)	125	5		129	19
Adjusted EBITDA(1)	$74	$131	(44)%	$148	$214	(31)%

Net cash provided by (used in) operating activities from continuing operations				$22	$(7)	NM
Net cash used in investing activities				(37)	(89)	(58)%
Net cash provided by (used in) financing activities				73	(94)	NM
Capital expenditures from continuing operations				(73)	(92)	(21)%

Amounts attributable to Huntsman International:
(Loss) income from continuing operations	$(157)	$15		$(161)	$(13)
Income from discontinued operations, net of tax	1	7		—	—
Net (loss) income	$(156)	$22		$(161)	$(13)

Huntsman Corporation

	Three months ended			Three months ended
	June 30, 2025			June 30, 2024
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net (loss) income to adjusted net (loss) income(1):
Net (loss) income			$(145)			$38
Net income attributable to noncontrolling interests			(13)			(16)
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	$—	$—	—	$1	$1	2
Income from discontinued operations	(2)	1	(1)	—	(7)	(7)
Fair value adjustments to Venator investment, net and other tax matter adjustments	—	—	—	(7)	2	(5)
Certain legal and other settlements and related expenses	1	—	1	1	(1)	—
Amortization of pension and postretirement actuarial losses	7	—	7	8	—	8
Release of significant deferred tax asset valuation allowance	—	(8)	(8)	—	—	—
Restructuring, impairment and plant closing and transition costs(2)	125	—	125	5	(1)	4
Adjusted net (loss) income(1)			$(34)			$24

Weighted average shares-basic			172.6			172.1
Weighted average shares-diluted			172.6			172.8

Basic net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.92)			$0.09
Income from discontinued operations			—			0.04
Net (loss) income			$(0.92)			$0.13

Diluted net (loss) income attributable to Huntsman Corporation per share:
(Loss) income from continuing operations			$(0.92)			$0.09
Income from discontinued operations			—			0.04
Net (loss) income			$(0.92)			$0.13

Other non-GAAP measures:
Diluted adjusted net (loss) income per share(1)			$(0.20)			$0.14

	Six months			Six months
	ended			ended
	June 30, 2025			June 30, 2024
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net (loss) income to adjusted net (loss) income
Net (loss) income			$(134)			$15
Net income attributable to noncontrolling interests			(29)			(30)
Business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net	$(5)	$—	(5)	$21	$(17)	4
(Income) loss from discontinued operations	(1)	1	—	8	(8)	—
Fair value adjustments to Venator investment, net and other tax matter adjustments	—	—	—	(7)	2	(5)
Certain legal and other settlements and related (income) expenses	(32)	7	(25)	2	(1)	1
Amortization of pension and postretirement actuarial losses	14	(2)	12	16	(1)	15
Establishment of significant deferred tax asset valuation allowances, net	—	1	1	—	—	—
Restructuring, impairment and plant closing and transition costs(2)	129	(2)	127	19	(6)	13
Adjusted net (loss) income(1)			$(53)			$13

Weighted average shares-basic			172.5			172.0
Weighted average shares-diluted			172.5			172.0

Basic net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.94)			$(0.09)
Income from discontinued operations			—			—
Net loss			$(0.94)			$(0.09)

Diluted net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.94)			$(0.09)
Income from discontinued operations			—			—
Net loss			$(0.94)			$(0.09)

Other non-GAAP measures:
Diluted adjusted net (loss) income per share(1)			$(0.31)			$0.08

Net cash provided by (used in) operating activities from continuing operations			$21			$(8)
Capital expenditures from continuing operations			(73)			(92)
Free cash flow from continuing operations(1)			$(52)			$(100)

Effective tax rate			(20)%			(88)%
Impact of non-GAAP adjustments, net(4)			(280)%			115%
Adjusted effective tax rate			(300)%			27%

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”
(2)

Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe and our Corporate program to optimize our global approach to managed services in various information technology functions.

(3)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.
(4)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net (loss) income to adjusted net (loss) income noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration expenses (gain) and purchase accounting inventory adjustments, net; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related expenses (income); (e) amortization of pension and postretirement actuarial losses; and (f) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses (gain) and purchase accounting inventory adjustments, net; (b) loss from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related expenses (income); (e) amortization of pension and postretirement actuarial losses; (f) establishment of significant deferred tax asset valuation allowances; and (g) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Adjusted Effective Tax Rate

We believe that the effective tax rate of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted effective tax rate. We believe our adjusted effective tax rate provides improved comparability between periods through the exclusion of certain items, such as business acquisition and integration expenses and purchase accounting inventory adjustments, certain legal and other settlements and related expenses, gains on sale of businesses/assets and certain tax only items, including tax law changes, that we believe are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends.

Our forward-looking adjusted effective tax rate is calculated based on our forecast effective tax rate, and the range of our forward-looking adjusted effective tax rate equals the range of our forecast effective tax rate. We disclose forward-looking adjusted effective tax rate because we cannot adequately forecast certain items and events that may or may not impact us in the near future, such as business acquisition and integration expenses and purchase accounting inventory adjustments, certain legal and other settlements and related expenses, gains on sale of businesses/assets and certain tax only items, including the future year effects of tax law changes not yet enacted. Each of such adjustments have not yet occurred, is out of our control and/or cannot be reasonably predicted. In our view, our forward-looking adjusted effective tax rate represents the forecast effective tax rate on our underlying business operations but does not reflect any adjustments related to the items noted above that may occur and can cause our effective tax rate to differ.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

For the three months ended June 30, 2025, loss from continuing operations attributable to Huntsman Corporation was $159 million, a decline of $174 million from income of $15 million in the 2024 period. For the three months ended June 30, 2025, loss from continuing operations attributable to Huntsman International was $157 million, a decline of $172 million from income of $15 million in the 2024 period. The declines noted above were the result of the following items:

●

Revenues for the three months ended June 30, 2025 decreased by $116 million, or 7%, as compared with the 2024 period. The decrease was primarily due to lower average selling prices and lower sales volumes in all our segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended June 30, 2025 decreased by $61 million, or 25%, as compared with the 2024 period. The decrease resulted from lower gross profits in all of our segments. See “—Segment Analysis” below.

●

Selling, general and administrative expenses for the three months ended June 30, 2025 decreased by $16 million, or 9%, as compared with the 2024 period primarily related to lower costs resulting from the impact of our restructuring programs as well as the positive impact of translating foreign currency amounts to the U.S. dollar.

●

Restructuring, impairment and plant closing costs for the three months ended June 30, 2025 increased by $120 million as compared with the 2024 period. For more information on restructuring activities, see “Note 8. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Other operating income, net for the three months ended June 30, 2025 increased by $10 million as compared with the 2024 period primarily related to an adjustment to a loss contingency accrual and the positive impact of major foreign currency exchange rate movements against the U.S. dollar.

●

Equity in (loss) income of investment in unconsolidated affiliates for the three months ended June 30, 2025 decreased to a loss of $2 million from income of $18 million in the 2024 period primarily related to an increase in losses at our PO/MTBE joint venture in China, in which we hold at 49% interest.

●

Other income, net for the three months ended June 30, 2025 decreased by $8 million, or 67%, as compared with the 2024 period. The decrease was primarily due to income recognized during the second quarter of 2024 for the resolution of certain matters related to the 2017 separation of our titanium dioxide and performance additives business.

●

Our income tax expense for the three months ended June 30, 2025 was $7 million as compared with $13 million in the 2024 period. The income tax expense of Huntsman International for the three months ended June 30, 2025 was $5 million as compared with $13 million in the 2024 period. The decrease in income tax expense was primarily due to our mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, losses from jurisdictions for which no benefit can be recognized are excluded from the overall computation of the estimated AETR and a separate estimated AETR is computed and applied to the respective loss jurisdictions. This results in recognition of tax expense in jurisdictions with pre-tax income without recognition of a tax benefit from pre-tax losses in jurisdictions with valuation allowances. In addition, during the three months ended June 30, 2025, we recorded an income tax benefit for the discrete release of valuation allowances of approximately $8 million. For further information, see “Note 19. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months ended		Percent change
	June 30,		(unfavorable)
(Dollars in millions)	2025	2024	favorable
Revenues
Polyurethanes	$932	$1,001	(7)%
Performance Products	270	299	(10)%
Advanced Materials	264	279	(5)%
Total reportable segments’ revenues	1,466	1,579	(7)%
Intersegment eliminations	(8)	(5)	NM
Total	$1,458	$1,574	(7)%

Segment adjusted EBITDA(1)
Polyurethanes	$31	$80	(61)%
Performance Products	32	46	(30)%
Advanced Materials	45	52	(13)%

NM—Not meaningful

(1)

For more information regarding reconciliations of segment adjusted EBITDA of our reportable operating segments to (loss) income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 21. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended June 30, 2025 vs 2024
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(5)%	—	(2)%
Performance Products	(1)%	—	(9)%
Advanced Materials	(3)%	1%	(3)%

Combined segments	(4)%	1%	(4)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended June 30, 2025 compared to the same period of 2024 was primarily due to lower average selling prices and lower sales volumes. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. Sales volumes decreased primarily due to lower demand in construction-related markets and the scheduled turnaround at our Rotterdam, the Netherlands manufacturing facility during the second quarter of 2025. The decrease in segment adjusted EBITDA was primarily due to the impacts of lower average selling prices, lower sales volumes, inventory reductions and lower equity earnings from our minority-owned joint venture in China, partially offset by lower raw materials costs and lower fixed costs.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended June 30, 2025 compared to the same period of 2024 was primarily due to lower sales volumes. Average selling prices remained relatively flat as a decrease in selling prices was mostly offset by favorable sales mix. Sales volumes decreased primarily due to lower operating rates at our Moers, Germany facility and softer market conditions, partially offset by share gains. The decrease in segment adjusted EBITDA was primarily due to lower sales revenue and an unfavorable impact from inventory reductions, partially offset by lower variable direct costs and lower other fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the three months ended June 30, 2025 compared to the same period of 2024 was primarily due to lower average selling prices and lower sales volumes. Average selling prices decreased primarily due to unfavorable sales mix, partially offset by the positive impact of major foreign currency exchange rate movements against the U.S. dollar. Sales volumes decreased primarily due to reduced demand in our coatings and aerospace markets. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices and lower sales volumes.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

For the six months ended June 30, 2025, loss from continuing operations attributable to Huntsman Corporation was $163 million, a decline of $148 million from $15 million in the 2024 period. For the six months ended June 30, 2025, loss from continuing operations attributable to Huntsman International was $161 million, a decline of $148 million from $13 million in the 2024 period. The declines noted above were the result of the following items:

●

Revenues for the six months ended June 30, 2025 decreased by $176 million, or 6%, as compared with the 2024 period. The decrease was primarily due to lower sales volumes in our Performance Products and Advanced Materials segments and lower average selling prices in our Polyurethanes and Advanced Materials segments. See “—Segment Analysis” below.

●

Gross profit for the six months ended June 30, 2025 decreased by $61 million, or 14%, as compared with the 2024 period. The decrease resulted from lower gross profits in all of our segments. See “—Segment Analysis” below.

●

Our selling, general and administrative expenses and the selling, general and administrative expenses of Huntsman International for the six months ended June 30, 2025 both decreased by $26 million, or 7%, as compared with the 2024 period, primarily related to lower costs resulting from the impact of our restructuring programs as well as the positive impact of translating foreign currency amounts to the U.S. dollar.

●

Restructuring, impairment and plant closing costs for the six months ended June 30, 2025 increased by $110 million as compared with the 2024 period. For more information on restructuring activities, see “Note 8. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Gain on acquisition of assets, net was approximately $5 million and $51 million, for six months ended June 30, 2025 and 2024, respectively, representing net gains related to the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

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

●

Income associated with litigation matter, net was approximately $33 million for the six months ended June 30, 2025. For further information, see “Note 16. Commitments and Contingencies—Legal Matters” to our condensed consolidated financial statements.

●

Other operating income, net for the six months ended June 30, 2025 increased by $14 million as compared with the 2024 period primarily related to an adjustment to a loss contingency accrual and the positive impact of major foreign currency exchange rate movements against the U.S. dollar.

●

Equity in (loss) income of investment in unconsolidated affiliates for the six months ended June 30, 2025 decreased to a loss of $1 million from income of $37 million in the 2024 period primarily related to an increase in losses at our PO/MTBE joint venture in China, in which we hold at 49% interest.

●

Other income, net for the six months ended June 30, 2025 decreased by $7 million, or 50%, as compared with the 2024 period. The decrease was primarily due to income recognized during the second quarter of 2024 for the resolution of certain matters related to the 2017 separation of our titanium dioxide and performance additives business.

●

Income tax expense for the six months ended June 30, 2025 was $(22) million as compared with income tax benefit of $7 million in the 2024 period. The increase in income tax expense was primarily due to our mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, losses from jurisdictions for which no benefit can be recognized are excluded from the overall computation of the estimated AETR and a separate estimated AETR is computed and applied to the respective loss jurisdictions. This results in recognition of tax expense in jurisdictions with pre-tax income without recognition of a tax benefit from pre-tax losses in jurisdictions with valuation allowances. In addition, during the six months ended June 30, 2025, we recorded a discrete tax expense of $8 million resulting from income associated with the Praxair litigation and discrete establishments of valuation allowances of approximately $13 million, partially offset by a discrete release of a valuation allowance of approximately $8 million in Germany. During the six months ended June 30, 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. For further information, see “Note 19. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Six months		Percent
	ended		change
	June 30,		(unfavorable)
(Dollars in millions)	2025	2024	favorable
Revenues
Polyurethanes	$1,844	$1,927	(4)%
Performance Products	527	590	(11)%
Advanced Materials	513	540	(5)%
Total reportable segments’ revenue	2,884	3,057	(6)%
Intersegment eliminations	(16)	(13)	NM
Total	$2,868	$3,044	(6)%

Segment adjusted EBITDA(1)
Polyurethanes	$73	$119	(39)%
Performance Products	62	88	(30)%
Advanced Materials	81	95	(15)%

NM—Not meaningful

(1)

For more information regarding reconciliations of segment adjusted EBITDA of our reportable operating segments to (loss) income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 21. Operating Segment Information” to our condensed consolidated financial statements.

	Six months ended June 30, 2025 vs June 30, 2024
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(4)%	—	—
Performance Products	2%	(1)%	(12)%
Advanced Materials	(3)%	(1)%	(1)%

Combined segments	(3)%	(1)%	(2)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the six months ended June 30, 2025 compared to the same period of 2024 was primarily due to lower average selling prices. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. Sales volumes remained relatively stable as the segment experienced an increase in volumes due to some improved demand and share gains in certain markets, offset by a decrease in volumes due to the scheduled turnaround at our Rotterdam, the Netherlands manufacturing facility during the second quarter of 2025. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices and lower equity earnings from our minority-owned joint venture in China, partially offset by lower raw materials costs and lower fixed costs.

Performance Products

The decrease in revenues in our Performance Products segment for the six months ended June 30, 2025 compared to the same period of 2024 was primarily due to lower sales volumes. Average selling prices remained relatively flat as favorable sales mix was mostly offset by a decrease in selling prices. Sales volumes decreased primarily due to lower operating rates at our Moers, Germany facility and softer market conditions. The decrease in segment adjusted EBITDA was primarily due to lower sales revenue and an unfavorable impact from inventory reductions, partially offset by lower variable direct costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the six months ended June 30, 2025 compared to the same period of 2024 was primarily due to lower average selling prices. Average selling prices decreased primarily due to unfavorable sales mix. Sales volumes remained relatively stable. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

Net cash provided by (used in) operating activities from continuing operations for the six months ended June 30, 2025 and 2024 was $21 million and $(8) million, respectively. The increase in net cash provided by operating activities from continuing operations was primarily attributable to a net cash inflow of $103 million related to changes in operating assets and liabilities for the six months ended June 30, 2025 as compared with the same period of 2024, partially offset by an increase of $74 million in operating loss from continuing operations adjusted for noncash activities as noted in our condensed consolidated statements of cash flows.

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 was $32 million and $80 million, respectively. During the six months ended June 30, 2025 and 2024, we paid $73 million and $92 million for capital expenditures, respectively. During the six months ended June 30, 2025, we received a $41 million final liquidating distribution from SLIC. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements. During the six months ended June 30, 2024, we received $12 million for the sale of businesses, net related to the resolution of net working capital from the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

Net cash provided by (used in) financing activities for the six months ended June 30, 2025 and 2024 was $69 million and $(102) million, respectively. During the six months ended June 30, 2025 and 2024, we had net borrowings from our 2022 Revolving Credit Facility and our A/R Programs of $481 million and $252 million, respectively. During the six months ended June 30, 2025, we paid approximately $315 million to satisfy and discharge our obligations under our 2025 Senior Notes. See “Note 9. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements. During the six months ended June 30, 2024, HPS paid approximately $218 million against the note payable with SLIC for the acquisition of assets. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

Free cash flow from continuing operations for the six months ended June 30, 2025 and 2024 was a use of cash of $52 million and $100 million, respectively. The improvement in free cash flow from continuing operations was primarily attributable to an increase in cash provided by operating activities from continuing operations as well as a decrease in cash used for capital expenditures during the six months ended June 30, 2025 as compared with the same period of 2024.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	June 30,	December 31,	Increase	Percent
	2025	2024	(decrease)	change
Cash and cash equivalents	$399	$340	$59	17%
Accounts and notes receivable, net	813	725	88	12%
Inventories	896	917	(21)	(2)%
Prepaid expenses	69	114	(45)	(39)%
Other current assets	31	29	2	7%
Total current assets	2,208	2,125	83	4%

Accounts payable	694	770	(76)	(10)%
Accrued liabilities	421	416	5	1%
Current portion of debt	372	325	47	14%
Current operating lease liabilities	57	54	3	6%
Total current liabilities	1,544	1,565	(21)	(1)%
Working capital	$664	$560	$104	19%

Our working capital increased by $104 million as a result of the net impact of the following significant changes:

●

The increase in cash and cash equivalents of $59 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024.”

●	Accounts and notes receivable, net increased by $88 million primarily due to higher revenues in June of 2025 compared to December of 2024.

●	Inventories decreased by $21 million primarily due to lower inventory costs and volumes.

●	Prepaid expenses decreased by $45 million primarily due to the amortization of prepaid insurance.

●	Accounts payable decreased by $76 million primarily due to lower inventory purchases and a decrease in payables related to insurance premiums, partially offset by extended vendor payment terms under our supplier finance program.

●	Accrued liabilities increased by $5 million primarily due to increases in accrued restructuring and taxes other than income, partially offset by a decrease in accrued income taxes.

●	Current portion of debt increased by $47 million primarily due to an increase in our borrowings under our 2022 Revolving Credit Facility and our A/R Programs, partially offset by the satisfaction and discharge of our obligations under our 2025 Senior Notes during the first quarter of 2025.

Liquidity

We depend upon our cash, our 2022 Revolving Credit Facility, our A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2025, we had $1,287 million of combined cash and unused borrowing capacity, consisting of $399 million in cash, $836 million in availability under our 2022 Revolving Credit Facility and $52 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

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

●

As of June 30, 2025, we have approximately $547 million remaining under the authorization of our existing share repurchase program. The Second Amendment to our 2022 Revolving Credit Facility limits Huntsman International’s ability to make restricted payments to Huntsman Corporation for the purpose of repurchasing shares while the Second Amendment is in effect.

As of June 30, 2025, we had $372 million classified as current portion of debt, including $361 million outstanding under our 2022 Revolving Credit Facility, debt at our variable interest entities of $9 million and certain other short-term facilities and scheduled amortization payments totaling $2 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of June 30, 2025, we had approximately $391 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal controls over financial reporting will prevent or detect material misstatements on a timely basis.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2025.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
April 1 - April 30	439	$14.11	—	$547,000,000
May 1 - May 31	—	—	—	547,000,000
June 1 - June 30	—	—	—	547,000,000
Total	439	14.11	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)	On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. The Second Amendment to our 2022 Revolving Credit Facility limits Huntsman International’s ability to make restricted payments to Huntsman Corporation for the purpose of repurchasing shares while the Second Amendment is in effect. During the three months ended June 30, 2025, we did not repurchase any shares of our common stock under this program.

ITEM 6. EXHIBITS

EXHIBIT INDEX

			Incorporated by reference
Exhibit number		Exhibit description	Form	Exhibit	Filing date
4.1		Form of Restricted Stock Agreement	S-8	4.4	May 2, 2025
4.2		Form of Restricted Stock Unit Agreement (3-year)	S-8	4.5	May 2, 2025
4.3		Form of Phantom Share Agreement	S-8	4.6	May 2, 2025
4.4		Form of Performance Share of Performance Share Unit Agreement (3-year)	S-8	4.7	May 2, 2025
4.5		Form of Common Stock Award of Common Stock Award Agreement	S-8	4.8	May 2, 2025
4.6		Form of Stock Unit Award Agreement	S-8	4.9	May 2, 2025
10.1		Huntsman Corporation 2025 Stock Incentive Plan	8-K	10.1	May 2, 2025
10.2		Second Amendment to the Credit Agreement, dated as of May 23, 2025, by and among Huntsman International LLC, Citibank, N.A., as Administrative Agent, and the Lenders party thereto	8-K	10.1	May 27, 2025
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2025	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)