Form 10-Q
period 2025-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2025-11-07
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On October 22, 2025, 173,751,026 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interest of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interest. All of Huntsman International LLC’s units of membership interest are held by Huntsman Corporation.

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

ENDED September 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$468	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $10 and $8, respectively), ($275 and $233 pledged as collateral, respectively)(1)	761	718
Accounts receivable from affiliates	7	7
Inventories(1)	836	917
Prepaid expenses	57	114
Other current assets	53	29
Total current assets	2,182	2,125
Property, plant and equipment, net(1)	2,475	2,493
Investment in unconsolidated affiliates	301	346
Intangible assets, net	317	344
Goodwill	628	633
Deferred income taxes	63	69
Operating lease right-of-use assets	365	382
Other noncurrent assets(1)	751	722
Total assets	$7,082	$7,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$667	$758
Accounts payable to affiliates	21	12
Accrued liabilities(1)	478	416
Current portion of debt(1)	378	325
Current operating lease liabilities(1)	57	54
Total current liabilities	1,601	1,565
Long-term debt(1)	1,630	1,510
Deferred income taxes	177	204
Noncurrent operating lease liabilities(1)	336	348
Other noncurrent liabilities(1)	337	324
Total liabilities	4,081	3,951
Commitments and contingencies (Notes 16 and 17)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 263,205,484 and 262,751,907 shares issued and 172,598,356 and 172,144,779 shares outstanding, respectively	3	3
Additional paid-in capital	4,260	4,233
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(35)	(32)
Retained earnings	1,922	2,245
Accumulated other comprehensive loss	(1,094)	(1,200)
Total Huntsman Corporation stockholders’ equity	2,766	2,959
Noncontrolling interests in subsidiaries	235	204
Total equity	3,001	3,163
Total liabilities and equity	$7,082	$7,114

(1)

At September 30, 2025 and December 31, 2024, respectively, $16 and $6 of cash and cash equivalents, $18 and $19 of accounts and notes receivable (net), $46 and $57 of inventories, $123 and $124 of property, plant and equipment (net), $35 and $37 of other noncurrent assets, $90 and $111 of accounts payable, $15 and $21 of accrued liabilities, $9 each of current portion of debt, $7 and $6 of current operating lease liabilities, nil and $7 of long-term debt, $11 and $15 of noncurrent operating lease liabilities and $16 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Trade sales, services and fees, net	$1,435	$1,500	$4,242	$4,474
Related party sales	25	40	86	110
Total revenues	1,460	1,540	4,328	4,584
Cost of goods sold	1,256	1,306	3,741	3,906
Gross profit	204	234	587	678
Operating expenses:
Selling, general and administrative	163	153	489	505
Research and development	29	27	94	91
Restructuring, impairment and plant closing costs	12	5	137	20
Gain on acquisition of assets, net	—	—	(5)	(51)
Prepaid asset write-off	—	—	—	71
Income associated with litigation matter, net	—	—	(33)	—
Other operating (income) expense, net	(6)	7	(23)	4
Total operating expenses	198	192	659	640
Operating income (loss)	6	42	(72)	38
Interest expense, net	(20)	(21)	(60)	(60)
Equity in income of investment in unconsolidated affiliates	1	5	—	42
Other income, net	6	8	13	22
(Loss) income from continuing operations before income taxes	(7)	34	(119)	42
Income tax expense	(3)	(39)	(25)	(32)
(Loss) income from continuing operations	(10)	(5)	(144)	10
Loss from discontinued operations, net of tax	(1)	(12)	(1)	(12)
Net loss	(11)	(17)	(145)	(2)
Net income attributable to noncontrolling interests	(14)	(16)	(43)	(46)
Net loss attributable to Huntsman Corporation	$(25)	$(33)	$(188)	$(48)

Basic loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.14)	$(0.12)	$(1.09)	$(0.21)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	(0.07)	—	(0.07)
Net loss attributable to Huntsman Corporation common stockholders	$(0.14)	$(0.19)	$(1.09)	$(0.28)
Weighted average shares	172.6	172.1	172.5	172.0

Diluted loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.14)	$(0.12)	$(1.09)	$(0.21)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	—	(0.07)	—	(0.07)
Net loss attributable to Huntsman Corporation common stockholders	$(0.14)	$(0.19)	$(1.09)	$(0.28)
Weighted average shares	172.6	172.1	172.5	172.0

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(24)	$(21)	$(187)	$(36)
Loss from discontinued operations, net of tax	(1)	(12)	(1)	(12)
Net loss	$(25)	$(33)	$(188)	$(48)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(11)	$(17)	$(145)	$(2)
Other comprehensive income, net of tax:
Foreign currency translations adjustments	(4)	65	99	1
Pension and other postretirement benefits adjustments	5	6	2	20
Other, net	—	1	6	4
Other comprehensive income, net of tax	1	72	107	25
Comprehensive (loss) income	(10)	55	(38)	23
Comprehensive income attributable to noncontrolling interests	(15)	(19)	(44)	(50)
Comprehensive (loss) income attributable to Huntsman Corporation	$(25)	$36	$(82)	$(27)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2025	172,144,779	$3	$4,233	$(2,290)	$(32)	$2,245	$(1,200)	$204	$3,163
Net (loss) income	—	—	—	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	—	—	—	33	—	33
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	626,118	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	9	—	—	—	9
Repurchase and cancellation of stock awards	(179,420)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	3,891	—	—	—	—	—	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2025	172,595,368	3	4,260	(2,290)	(48)	2,193	(1,167)	220	3,171
Net (loss) income	—	—	—	—	—	(158)	—	13	(145)
Other comprehensive income	—	—	—	—	—	—	73	—	73
Vesting of stock awards	1,473	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	6	—	—	—	6
Repurchase and cancellation of stock awards	(380)	—	—	—	—	—	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, June 30, 2025	172,596,461	3	4,260	(2,290)	(42)	1,991	(1,094)	233	3,061
Net (loss) income	—	—	—	—	—	(25)	—	14	(11)
Other comprehensive income	—	—	—	—	—	—	—	1	1
Vesting of stock awards	2,506	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	7	—	—	—	7
Repurchase and cancellation of stock awards	(611)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, September 30, 2025	172,598,356	$3	$4,260	$(2,290)	$(35)	$1,922	$(1,094)	$235	$3,001

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months ended
	September 30,
	2025	2024
Operating activities:
Net loss	$(145)	$(2)
Less: loss from discontinued operations, net of tax	1	12
(Loss) income from continuing operations	(144)	10
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	—	(42)
Cash received from return on investment in unconsolidated affiliates	17	90
Depreciation and amortization	214	214
Noncash lease expense	57	57
Gain on acquisition of assets, net	(5)	(51)
Noncash prepaid asset write-off	—	71
Noncash restructuring and impairment charges	93	9
Deferred income taxes	(13)	(4)
Noncash stock-based compensation	23	23
Other, net	6	10
Changes in operating assets and liabilities:
Accounts and notes receivable	(26)	(72)
Inventories	114	(137)
Prepaid expenses	61	9
Other current assets	(12)	(11)
Other noncurrent assets	(27)	(25)
Accounts payable	(103)	21
Accrued liabilities	30	21
Other noncurrent liabilities	(64)	(67)
Net cash provided by operating activities from continuing operations	221	126
Net cash used in operating activities from discontinued operations	(8)	(16)
Net cash provided by operating activities	213	110

Investing activities:
Capital expenditures	(116)	(133)
Cash received from return of investment in unconsolidated subsidiary	41	30
Cash received from sale of businesses, net	—	16
Other, net	1	—
Net cash used in investing activities	(74)	(87)

Financing activities:
Net borrowings (repayments) on revolving loan facilities	457	(169)
Proceeds from long-term debt	—	349
Repayments of long-term debt	(324)	(8)
Principal payments on note payable	—	(218)
Dividends paid to common stockholders	(131)	(130)
Distributions paid to noncontrolling interests	(13)	(44)
Repurchase and cancellation of awards	(3)	(5)
Repurchase of common stock	—	(1)
Other, net	—	(5)
Net cash used in financing activities	(14)	(231)
Effect of exchange rate changes on cash	3	(2)
Increase (decrease) in cash and cash equivalents	128	(210)
Cash and cash equivalents at beginning of period	340	540
Cash and cash equivalents at end of period	$468	$330

Supplemental cash flow information:
Cash paid for interest	$49	$55
Cash paid for income taxes	79	60

As of September 30, 2025 and 2024, the amount of capital expenditures in accounts payable was $26 million and $25 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$468	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $10 and $8, respectively), ($275 and $233 pledged as collateral, respectively)(1)	761	718
Accounts receivable from affiliates	7	7
Inventories(1)	836	917
Prepaid expenses	57	114
Other current assets	53	29
Total current assets	2,182	2,125
Property, plant and equipment, net(1)	2,475	2,493
Investment in unconsolidated affiliates	301	346
Intangible assets, net	317	344
Goodwill	628	633
Deferred income taxes	63	69
Operating lease right-of-use assets	365	382
Other noncurrent assets(1)	751	722
Total assets	$7,082	$7,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$667	$758
Accounts payable to affiliates	21	12
Accrued liabilities(1)	475	411
Current portion of debt(1)	378	325
Current operating lease liabilities(1)	57	54
Total current liabilities	1,598	1,560
Long-term debt(1)	1,630	1,510
Deferred income taxes	181	207
Noncurrent operating lease liabilities(1)	336	348
Other noncurrent liabilities(1)	329	319
Total liabilities	4,074	3,944
Commitments and contingencies (Notes 16 and 17)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,835	3,814
Retained earnings	17	337
Accumulated other comprehensive loss	(1,079)	(1,185)
Total Huntsman International LLC members’ equity	2,773	2,966
Noncontrolling interests in subsidiaries	235	204
Total equity	3,008	3,170
Total liabilities and equity	$7,082	$7,114

(1)	At September 30, 2025 and December 31, 2024, respectively, $16 and $6 of cash and cash equivalents, $18 and $19 of accounts and notes receivable (net), $46 and $57 of inventories, $123 and $124 of property, plant and equipment (net), $35 and $37 of other noncurrent assets, $90 and $111 of accounts payable, $15 and $21 of accrued liabilities, $9 each of current portion of debt, $7 and $6 of current operating lease liabilities, nil and $7 of long-term debt, $11 and $15 of noncurrent operating lease liabilities and $16 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 6. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Trade sales, services and fees, net	$1,435	$1,500	$4,242	$4,474
Related party sales	25	40	86	110
Total revenues	1,460	1,540	4,328	4,584
Cost of goods sold	1,256	1,306	3,741	3,906
Gross profit	204	234	587	678
Operating expenses:
Selling, general and administrative	162	152	486	502
Research and development	29	27	94	91
Restructuring, impairment and plant closing costs	12	5	137	20
Gain on acquisition of assets, net	—	—	(5)	(51)
Prepaid asset write-off	—	—	—	71
Income associated with litigation matter, net	—	—	(33)	—
Other operating (income) expense, net	(6)	7	(23)	4
Total operating expenses	197	191	656	637
Operating income (loss)	7	43	(69)	41
Interest expense, net	(20)	(21)	(60)	(60)
Equity in income of investment in unconsolidated affiliates	1	5	—	42
Other income, net	6	8	13	22
(Loss) income from continuing operations before income taxes	(6)	35	(116)	45
Income tax expense	(4)	(39)	(26)	(32)
(Loss) income from continuing operations	(10)	(4)	(142)	13
Loss from discontinued operations, net of tax	(1)	(12)	(1)	(12)
Net (loss) income	(11)	(16)	(143)	1
Net income attributable to noncontrolling interests	(14)	(16)	(43)	(46)
Net loss attributable to Huntsman International LLC	$(25)	$(32)	$(186)	$(45)

Amounts attributable to Huntsman International LLC:
Loss from continuing operations	$(24)	$(20)	$(185)	$(33)
Loss from discontinued operations, net of tax	(1)	(12)	(1)	(12)
Net loss	$(25)	$(32)	$(186)	$(45)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income	$(11)	$(16)	$(143)	$1
Other comprehensive income, net of tax:
Foreign currency translations adjustments	(4)	65	99	1
Pension and other postretirement benefits adjustments	5	6	2	20
Other, net	—	1	6	4
Other comprehensive income, net of tax	1	72	107	25
Comprehensive (loss) income	(10)	56	(36)	26
Comprehensive income attributable to noncontrolling interests	(15)	(19)	(44)	(50)
Comprehensive (loss) income attributable to Huntsman International LLC	$(25)	$37	$(80)	$(24)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2025	2,728	$3,814	$337	$(1,185)	$204	$3,170
Net (loss) income	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	33	—	33
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distribution to parent	—	—	(5)	—	—	(5)
Balance, March 31, 2025	2,728	3,821	284	(1,152)	220	3,173
Net (loss) income	—	—	(156)	—	13	(143)
Other comprehensive income	—	—	—	73	—	73
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	8	—	—	—	8
Balance, June 30, 2025	2,728	3,829	85	(1,079)	233	3,068
Net (loss) income	—	—	(25)	—	14	(11)
Other comprehensive income	—	—	—	—	1	1
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	6	—	—	—	6
Distributions to noncontrolling interests	—	—	—	—	(13)	(13)
Balance, September 30, 2025	2,728	3,835	$17	$(1,079)	$235	$3,008

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2024	2,728	$3,785	$709	$(1,230)	$227	$3,491
Net (loss) income	—	—	(35)	—	14	(21)
Other comprehensive (loss) income	—	—	—	(24)	1	(23)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	8	—	—	—	8
Distribution to parent	—	—	(9)	—	—	(9)
Balance, March 31, 2024	2,728	3,793	622	(1,254)	242	3,403
Net income	—	—	22	—	16	38
Other comprehensive loss	—	—	—	(24)	—	(24)
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distribution to noncontrolling interest	—	—	—	—	(36)	(36)
Balance, June 30, 2024	2,728	3,800	601	(1,278)	222	3,345
Net (loss) income	—	—	(32)	—	16	(16)
Other comprehensive income	—	—	—	69	3	72
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distributions to noncontrolling interests	—	—	—	—	(8)	(8)
Balance, September 30, 2024	2,728	$3,807	$526	$(1,209)	$233	$3,357

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months ended
	September 30,
	2025	2024
Operating activities:
Net (loss) income	$(143)	$1
Less: loss from discontinued operations, net of tax	1	12
(Loss) income from continuing operations	(142)	13
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	—	(42)
Cash received from return on investment in unconsolidated subsidiary	17	90
Depreciation and amortization	214	214
Noncash lease expense	57	57
Gain on acquisition of assets, net	(5)	(51)
Noncash prepaid asset write-off	—	71
Noncash restructuring and impairment charges	93	9
Deferred income taxes	(12)	(4)
Noncash stock-based compensation	21	22
Other, net	6	9
Changes in operating assets and liabilities:
Accounts and notes receivable	(26)	(72)
Inventories	114	(137)
Prepaid expenses	61	9
Other current assets	(12)	(11)
Other noncurrent assets	(27)	(25)
Accounts payable	(103)	21
Accrued liabilities	30	21
Other noncurrent liabilities	(64)	(67)
Net cash provided by operating activities from continuing operations	222	127
Net cash used in operating activities from discontinued operations	(8)	(16)
Net cash provided by operating activities	214	111

Investing activities:
Capital expenditures	(116)	(133)
Cash received from return of investment in unconsolidated subsidiary	41	30
Cash received from sale of businesses, net	—	16
Increase in receivable from affiliate	(5)	(9)
Other, net	1	—
Net cash used in investing activities	(79)	(96)

Financing activities:
Net borrowings (repayments) on revolving loan facilities	457	(169)
Proceeds from long-term debt	—	349
Repayments of long-term debt	(324)	(8)
Principal payments on note payable	—	(218)
Dividends paid to parent	(129)	(129)
Distributions paid to noncontrolling interests	(13)	(44)
Other, net	(1)	(4)
Net cash used in financing activities	(10)	(223)
Effect of exchange rate changes on cash	3	(2)
Increase (decrease) in cash and cash equivalents	128	(210)
Cash and cash equivalents at beginning of period	340	540
Cash and cash equivalents at end of period	$468	$330

Supplemental cash flow information:
Cash paid for interest	$49	$55
Cash paid for income taxes	79	60

As of September 30, 2025 and 2024, the amount of capital expenditures in accounts payable was $26 million and $25 million, respectively.

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

S u bsequent Event

On November 3, 2025, our Board of Directors declared a $0.0875 per share cash dividend on our common stock. This represents a 65% decrease from the previous dividend.

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

ACCOUNTING STANDARDS PENDING ADOPTION IN FUTURE PERIODS

The following relevant accounting standards become effective subsequent to fiscal year 2025, and we are currently evaluating the impact of the future adoption of these accounting standards on our financial statements and related disclosures:

●

FASB ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027

●

FASB ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods

3. BUSINESS COMBINATIONS AND ACQUISITIONS

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

4. DISCONTINUED OPERATIONS

SaLE of tEXTILE eFFECTS bUSINESS

On February 28, 2023, we completed the sale of our textile chemicals and dyes business (“Textile Effects Business”) to Archroma, a portfolio company of SK Capital Partners, and during the first quarter of 2024, we finalized the purchase price valued at $597 million, which included adjustments to the purchase price for working capital, plus the assumption of underfunded pension liabilities. During the nine months ended September 30, 2025, net charges of our discontinued operations were not material.

The following table reconciles line items constituting pretax loss from discontinued operations to after-tax loss from discontinued operations, primarily related to our Textile Effects Business, as presented in our condensed consolidated statements of operations (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Major line item constituting pretax loss from discontinued operations:
Loss on sale of our discontinued operations	$(1)	$(12)	$—	$(20)
Loss from discontinued operations before income taxes	(1)	(12)	—	(20)
Income tax (expense) benefit	—	—	(1)	8
Net loss attributable to discontinued operations	$(1)	$(12)	$(1)	$(12)

5. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using average cost, last-in first-out (“LIFO”) and first-in first-out methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2025	2024
Raw materials and supplies	$168	$193
Work in progress	37	39
Finished goods	677	727
Total	882	959
LIFO reserves	(46)	(42)
Net inventories	$836	$917

As of September 30, 2025 and December 31, 2024, approximately 8% and 9%, respectively, of our inventories were recorded using the LIFO cost method.

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

During the nine months ended September 30, 2025, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 9. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  September 30, 2025, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  September 30, 2025 and our consolidated balance sheet as of  December 31, 2024 (dollars in millions):

	September 30,	December 31,
	2025	2024
Current assets	$86	$89
Property, plant and equipment, net	123	124
Operating lease right-of-use assets	18	21
Other noncurrent assets	136	133
Deferred income taxes	10	10
Total assets	$373	$377
Current liabilities	$121	$147
Long-term debt	—	7
Noncurrent operating lease liabilities	11	15
Other noncurrent liabilities	16	16
Deferred income taxes	2	2
Total liabilities	$150	$187

Certain operating activities for our variable interest entities for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Income from continuing operations before income taxes	$11	$19	$41	$54
Net cash provided by operating activities	20	27	49	68

7. SUPPLIER FINANCE PROGRAM

During the first quarter of 2025, we initiated a supplier finance program that has been made available to certain of our vendors. The program allows our vendors to voluntarily sell their receivables due from us to a participating financial institution on terms that are negotiated between the vendor and the financial institution. The vendor receives payment from the financial institution, and we pay the financial institution on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. We do not pledge assets as security or provide other forms of guarantees associated with this supplier finance program. As of September 30, 2025, outstanding obligations confirmed as valid under this supplier finance program were approximately $41 million, which are included in accounts payable in our condensed consolidated balance sheets.

8. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  September 30, 2025 and December 31, 2024, accrued restructuring and plant closing costs by type of cost consisted of the following (dollars in millions):

			Other
	Workforce	Contract	restructuring
	reductions	terminations	costs	Total
Accrued liabilities as of January 1, 2025	$27	$—	$(1)	$26
Charges, net	39	4	1	44
Payments	(16)	—	(1)	(17)
Accrued liabilities as of September 30, 2025	$50	$4	$(1)	$53

As of  September 30, 2025 and December 31, 2024, accrued restructuring and plant closing costs of our three operating segments as well as Corporate and other consisted of the following (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2025	$20	$1	$4	$1	$26
Charges (credits), net	34	10	(1)	1	44
Payments	(11)	(5)	—	(1)	(17)
Accrued liabilities as of September 30, 2025	$43	$6	$3	$1	$53

Current portion of restructuring reserves	$43	$6	$1	$1	$51
Long-term portion of restructuring reserves	—	—	2	—	2

Details with respect to cash and noncash restructuring, impairment and plant closing costs from continuing operations for the three and nine months ended September 30, 2025 and 2024 are provided below (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash charges, net	$1	$3	$44	$11
Noncash charges:
Impairment of assets	4	—	81	—
Accelerated depreciation	7	1	13	7
Other noncash charges	—	1	(1)	2
Total restructuring, impairment and plant closing costs	$12	$5	$137	$20

Restructuring Activities

Beginning in the second quarter of 2025, our Performance Products segment implemented a restructuring program to close its European maleic anhydride manufacturing facility in Moers, Germany and to reduce other organizational structure costs. During the third quarter of 2025, this program was further expanded for additional site closure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately $92 million for the nine months ended September 30, 2025, primarily related to workforce reductions, contract terminations and approximately $81 million for the impairment of assets, including approximately $14 million of goodwill, related to the closure of the facility. We expect to record further restructuring expenses of approximately $2 million through the first quarter of 2026, primarily related to a site closure.

Beginning in the fourth quarter of 2024, our Polyurethanes segment implemented a restructuring program to reduce organizational structure costs. During the second quarter of 2025, this program was further expanded to optimize its European business organization. In connection with this restructuring program, we recorded net restructuring expense of approximately $45 million for the nine months ended September 30, 2025, primarily related to workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $16 million through 2027, primarily related to workforce reductions, accelerated depreciation and site closures.

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. In connection with this restructuring program, we recorded net restructuring expense of approximately $1 million and $12 million during the nine months ended  September 30, 2025 and 2024, respectively, primarily related to accelerated depreciation and workforce reductions. We expect to record further restructuring expenses of approximately $6 million through 2027, primarily related to accelerated depreciation and workforce reductions.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program was associated with all of our segments and included exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we recorded a credit of approximately $2 million during the nine months ended September 30, 2025 to adjust the restructuring reserve that was no longer required, and we recorded net restructuring expense of approximately $4 million during the nine months ended  September 30, 2024, primarily related to site closures.

9. DEBT

Our outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

	September 30,	December 31,
	2025	2024
Senior credit facilities:
Revolving credit facility	$366	$—
Senior notes	1,488	1,799
Amounts outstanding under A/R programs	124	—
Variable interest entities	9	16
Other	21	20
Total debt	$2,008	$1,835
Current portion of debt	$378	$325
Long-term portion of debt	1,630	1,510
Total debt	$2,008	$1,835

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

The following table presents certain amounts under our 2022 Revolving Credit Facility as of  September 30, 2025 (monetary amounts in millions):

Facility	Committed amount	Principal outstanding		Unamortized discounts and debt issuance costs	Carrying value	Maturity
2022 Revolving Credit Facility	$1,200	$366	(1)(2)	$—	$366	May 2027

(1)	Total principal amount outstanding (U.S. dollar equivalent) includes both U.S. dollar and euro borrowings. Interest rates on borrowings under the 2022 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rates for U.S. dollar borrowings and euro borrowings as of September 30, 2025 were 1.60% above Term SOFR and 1.50% above adjusted EURIBOR, respectively.

(2)	On September 30, 2025, we had an additional $3 million (U.S. dollar equivalent) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.

Senior Notes

On  March 28, 2025, we satisfied and discharged our obligations under the indenture governing our 4.25% senior notes due April 2025 (“2025 Senior Notes”) by irrevocably depositing funds sufficient to redeem them in full, which was approximately $315 million, on the maturity date of April 1, 2025.

As of  September 30, 2025, our senior notes consisted of the following (monetary amounts in millions):

				Unamortized premiums,
				discounts and
Notes	Maturity	Interest rate	Amount outstanding	debt issuance costs
2029 Senior notes	May 2029	4.50%	$750 ($744 carrying value)	$6
2031 Senior notes	June 2031	2.95%	$400 ($398 carrying value)	2
2034 Senior notes	October 2034	5.70%	$350 ($346 carrying value)	4

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

Information regarding our A/R Programs as of September 30, 2025 was as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	January 2027	$150	$66	(3)	Applicable rate plus 0.95%
EU A/R Program	July 2027	€100	€50		Applicable rate plus 1.45%
		(or approximately $117)	(or approximately $58)

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

(3)	As of September 30, 2025, we had approximately $5 million (U.S. dollar equivalent) of letters of credit issued and outstanding under our U.S. A/R Program.

As of September 30, 2025 and December 31, 2024, $275 million and $233 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Variable Interest Entity Debt

 As of  September 30, 2025, AAC, our consolidated 50%-owned joint venture, had $9 million outstanding under its loan commitments and debt financing arrangements, all of which was classified as current debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  September 30, 2025 and December 31, 2024, the amount of debt issuance costs directly reducing the debt liability was $8 million and $9 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of one year or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2025 and 2024, we had approximately $127 million and $81 million, respectively, of notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts related to continuing operations.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2025, we have designated approximately €266 million (approximately $311 million) of euro-denominated derivative instruments as a hedge of our net investment. For the nine months ended September 30, 2025 and 2024, the amounts recognized on the hedge of our net investment were losses of approximately $41 million and gains of approximately $2 million, respectively, and were recorded in other comprehensive income in our condensed consolidated statements of comprehensive (loss) income.

During the third quarter of 2024, we entered into three-year, cross-currency interest rate contracts to swap an aggregate notional amount $350 million for an approximate aggregate notional €315 million. These cross-currency swaps are designated as net investment hedges and designed to hedge the foreign currency exposure of our net investment in certain European operations. Changes in fair value are recorded in accumulated other comprehensive loss to offset the foreign currency translation adjustments related to these investments. As of September 30, 2025, the fair value of these swaps was a liability of approximately $22 million.

11. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	September 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$10	$10	$11	$11
Cross-currency interest rate contracts	(22)	(22)	18	18
Long-term debt (including current portion)	(2,008)	(1,895)	(1,835)	(1,734)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our cross-currency interest rate contracts are based on observable inputs other than quoted prices (Level 2). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of  September 30, 2025 and December 31, 2024. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2025, and current estimates of fair value may differ significantly from the amounts presented herein.

During the nine months ended September 30, 2025, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

12. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the three months ended September 30, 2025 and 2024 (dollars in millions):

		Performance	Advanced	Corporate and
2025	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$375	$124	$72	$(3)	$568
Europe	237	40	99	(3)	373
Asia Pacific	281	63	73	—	417
Rest of world	63	19	21	(1)	102
	$956	$246	$265	$(7)	$1,460

Major product groupings
Diversified	$956	$246			$1,202
Specialty			$254		254
Other			11		11
Eliminations				$(7)	(7)
	$956	$246	$265	$(7)	$1,460

		Performance	Advanced	Corporate and
2024	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$391	$126	$76	$—	$593
Europe	248	59	94	(3)	398
Asia Pacific	276	72	72	(1)	419
Rest of world	88	23	19	—	130
	$1,003	$280	$261	$(4)	$1,540

Major product groupings
Diversified	$1,003	$280			$1,283
Specialty			$250		250
Other			11		11
Eliminations				$(4)	(4)
	$1,003	$280	$261	$(4)	$1,540

(1)	Geographic information for revenues is based upon countries into which product is sold.

The following tables disaggregate our revenue from continuing operations by major source for the nine months ended September 30, 2025 and 2024 (dollars in millions):

		Performance	Advanced	Corporate and
2025	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$1,100	$369	$213	$(9)	$1,673
Europe	694	135	293	(11)	1,111
Asia Pacific	813	205	212	(2)	1,228
Rest of world	193	64	60	(1)	316
	$2,800	$773	$778	$(23)	$4,328

Major product groupings
Diversified	$2,800	$773			3,573
Specialty			$744		744
Other			34		34
Eliminations				$(23)	(23)
	$2,800	$773	$778	$(23)	$4,328

		Performance	Advanced	Corporate and
2024	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$1,155	$399	$228	$(4)	$1,778
Europe	737	180	306	(11)	1,212
Asia Pacific	796	220	208	(2)	1,222
Rest of world	242	71	59	—	372
	$2,930	$870	$801	$(17)	$4,584

Major product groupings
Diversified	$2,930	$870			$3,800
Specialty			$764		764
Other			37		37
Eliminations				$(17)	(17)
	$2,930	$870	$801	$(17)	$4,584

(1)	Geographic information for revenues is based upon countries into which product is sold.

13. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost from continuing operations for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in millions):

			Other postretirement
	Defined benefit plans		benefit plans
	Three months ended		Three months ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$6	$7	$—	$—
Interest cost	22	23	1	1
Expected return on assets	(33)	(32)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	(1)
Amortization of actuarial loss	8	9	—	—
Net periodic benefit cost	$2	$5	$—	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Nine months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$19	$20	$—	$—
Interest cost	67	67	2	2
Expected return on assets	(97)	(96)	—	—
Amortization of prior service benefit	(4)	(4)	(2)	(2)
Amortization of actuarial loss	22	25	—	—
Special termination benefits	—	2	—	—
Settlement gain	(1)	—	—	—
Net periodic benefit cost	$6	$14	$—	$—

During the nine months ended September 30, 2025 and 2024, we made contributions to our pension and other postretirement benefit plans related to continuing operations of $25 million and $26 million, respectively. During the remainder of 2025, we expect to make additional contributions of approximately $9 million to these plans.

14. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. The Second Amendment to our 2022 Revolving Credit Facility limits Huntsman International’s ability to make restricted payments to Huntsman Corporation for the purpose of repurchasing shares while the Second Amendment is in effect. During the nine months ended September 30, 2025, we did not repurchase any shares of our common stock under this program. As of  September 30, 2025, we have approximately $547 million remaining under the authorization of our existing share repurchase program.

Dividends on Common Stock

During both of the three months ended September 30, 2025 and 2024, we declared dividends of $44 million, or $0.25 per share, to common stockholders. During the three months ended June 30, 2025 and 2024, we declared dividends of $44 million and $43 million, respectively, or $0.25 per share, to common stockholders. During the three months ended March 31, 2025 and 2024, we declared dividends of $44 million and $43 million, respectively, or $0.25 per share, to common stockholders.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2025	$(675)	$(552)	$—	$(1,227)	$27	$(1,200)
Other comprehensive income (loss) before reclassifications, gross	91	(12)	6	85	(1)	84
Tax impact	8	—	—	8	—	8
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	15	—	15	—	15
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income	99	2	6	107	(1)	106
Ending balance, September 30, 2025	$(576)	$(550)	$6	$(1,120)	$26	$(1,094)

(1)	Amounts are net of tax of $52 million and $60 million as of September 30, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $60 million and $61 million as of September 30, 2025 and January 1, 2025, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2024	$(614)	$(656)	$(3)	$(1,273)	$28	$(1,245)
Other comprehensive (loss) income before reclassifications, gross	(9)	2	4	(3)	(4)	(7)
Tax impact	1	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(3)	9	19	—	28	—	28
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income	1	20	4	25	(4)	21
Ending balance, September 30, 2024	$(613)	$(636)	$1	$(1,248)	$24	$(1,224)

(1)	Amounts are net of tax of $55 million and $56 million as of September 30, 2024 and January 1, 2024, respectively.

(2)	Amounts are net of tax of $66 million and $67 million as of September 30, 2024 and January 1, 2024, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended September 30,
	2025	2024
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(3)	(3)	Other income, net
Actuarial loss	7	9	(3)	Other income, net
	5	6		Total before tax
	—	—		Income tax
Total reclassifications for the period	$5	$6		Net of tax

	Nine months ended September 30,
	2025	2024
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(6)	$(6)	(3)	Other income, net
Actuarial loss	22	25	(3)	Other income, net
Settlement gain	(1)	—	(3)	Other income, net
	15	19		Total before tax
	(1)	(1)		Income tax
Total reclassifications for the period	$14	$18		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 13. Employee Benefit Plans.”

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2025	$(680)	$(528)	$(4)	$(1,212)	$27	$(1,185)
Other comprehensive income (loss) before reclassifications, gross	91	(12)	6	85	(1)	84
Tax impact	8	—	—	8	—	8
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	15	—	15	—	15
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income	99	2	6	107	(1)	106
Ending balance, September 30, 2025	$(581)	$(526)	$2	$(1,105)	$26	$(1,079)

(1)	Amounts are net of tax of $39 million and $47 million as of September 30, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $84 million and $85 million as of September 30, 2025 and January 1, 2025, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2024	$(619)	$(632)	$(7)	$(1,258)	$28	$(1,230)
Other comprehensive (loss) income before reclassifications, gross	(9)	2	4	(3)	(4)	(7)
Tax impact	1	—	—	1	—	1
Amounts reclassified from accumulated other comprehensive loss, gross(3)	9	19	—	28	—	28
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income	1	20	4	25	(4)	21
Ending balance, September 30, 2024	$(618)	$(612)	$(3)	$(1,233)	$24	$(1,209)

(1)	Amounts are net of tax of $42 million and $43 million as of September 30, 2024 and January 1, 2024, respectively.

(2)	Amounts are net of tax of $90 million and $91 million as of September 30, 2024 and January 1, 2024, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended September 30,
	2025	2024
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(3)	(3)	Other income, net
Actuarial loss	7	9	(3)	Other income, net
	5	6		Total before tax
	—	—		Income tax
Total reclassifications for the period	$5	$6		Net of tax

	Nine months ended September 30,
	2025	2024
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(6)	$(6)	(3)	Other income, net
Actuarial loss	22	25	(3)	Other income, net
Settlement gain	(1)	—	(3)	Other income, net
	15	19		Total before tax
	(1)	(1)		Income tax
Total reclassifications for the period	$14	$18		Net of tax

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 13. Employee Benefit Plans.”

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

17. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2025 and 2024, our capital expenditures from continuing operations for EHS matters totaled $26 million and $18 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $16 million and $15 million for environmental liabilities as of September 30, 2025 and December 31, 2024, respectively. Of these amounts, $10 million and $6 million were classified as accrued liabilities as of  September 30, 2025 and December 31, 2024, respectively, and $6 million and $9 million were classified as other noncurrent liabilities as of September 30, 2025 and December 31, 2024, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

18. STOCK-BASED COMPENSATION PLANS

On April 30, 2025, our stockholders approved a new Huntsman Corporation 2025 Stock Incentive Plan (the ‘‘2025 Stock Incentive Plan’’), which reserved 4.65 million shares for issuance. Each of the Huntsman Corporation 2016 Stock Incentive Plan and the Huntsman Corporation Stock Incentive Plan, as amended and restated (together, the “Prior Plans”), remain in effect for outstanding awards granted pursuant to the Prior Plans, but no further awards may be granted under the Prior Plans. Under the 2025 Stock Incentive Plan we may grant nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, cash awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under the 2025 Stock Incentive Plan and the Prior Plans are fixed at the grant date. As of September 30, 2025, we had approximately 4.6 million shares remaining under the 2025 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period.

The compensation cost from continuing operations under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Huntsman Corporation compensation cost	$7	$7	$23	$23
Huntsman International compensation cost	7	7	21	22

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was approximately nil and $1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

During each of the nine months ended September 30, 2025 and 2024, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of September 30, 2025 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2025	2,414	$22.18
Exercised	(8)	8.86
Forfeited	(329)	22.96
Outstanding and exercisable at September 30, 2025	2,077	22.11	2.9	$—

As of  September 30, 2025, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was approximately nil and $1 million, respectively. Cash received from stock options exercised during both of the nine months ended September 30, 2025 and 2024 was approximately nil. The cash tax benefit from stock options exercised during both of the nine months ended September 30, 2025 and 2024 was approximately nil.

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

For our performance share unit awards, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2025 and 2024, the weighted-average expected volatility rate was 30.0% and 31.8%, respectively, and the weighted average risk-free interest rate was 4.30% and 4.39%, respectively. For the performance share unit awards granted during the nine months ended September 30, 2025 and 2024, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

A summary of the status of our nonvested shares as of September 30, 2025 and changes during the nine months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2025	2,276		$33.22	225	$27.36
Granted	1,615		17.39	212	16.98
Vested	(598)	(1)(2)	38.03	(96)	29.51
Forfeited	(93)		24.15	(30)	22.65
Nonvested at September 30, 2025	3,200		24.60	311	20.08

(1)

As of September 30, 2025, a total of 175,238 restricted stock units were vested but not yet issued, of which 38,868 vested during the nine months ended September 30, 2025. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)	A total of 186,825 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2024. Due to the target performance criteria not being met, only 123,119 performance share unit awards with a grant date fair value of $60.36 were issued during the nine months ended September 30, 2025.

As of September 30, 2025, there was approximately $36 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The value of share awards that vested during the nine months ended September 30, 2025 and 2024 was approximately $26 million and $24 million, respectively.

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

We recorded income tax expense from continuing operations of $25 million and $32 million for the nine months ended September 30, 2025 and 2024, respectively. Huntsman International recorded income tax expense from continuing operations of $26 million and $32 million for the nine months ended September 30, 2025 and 2024, respectively. We are required to calculate our interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by Accounting Standards Codification 740-270. However, due to current economic conditions resulting in low marginal pre-tax income, negative global AETR and significant losses in jurisdictions with full valuation allowances, starting with the second quarter of 2025 we expanded our AETR method to exclude loss jurisdictions for which no benefit can be recognized in that jurisdiction (as opposed to no benefit can be realized in any jurisdiction) from the overall computation of the estimated AETR and a separate estimated AETR is computed and applied to these loss jurisdictions. We believe that this method provides a more reliable forecast of the AETR.

During the second quarter of 2025, we recorded a discrete release of valuation allowances of approximately $8 million following the announced closure of our Moers, Germany facility. As a result of our Moers facility closure, there is sufficient positive evidence that the Germany tax filing group (without our Moers facility) is more likely than not to realize the group deferred tax assets. The losses from our Moers facility closure will not be available to the continuing German tax filing group and we continue to have a full valuation allowance against these net deferred tax assets. During the first half of 2025, we also recorded discrete establishments of valuation allowances of approximately $13 million. During the first quarter of 2025, we recorded a discrete tax expense of $8 million resulting from income associated with the Praxair litigation. During the first quarter of 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, we recognize tax expense in jurisdictions with pre-tax income but do not recognize a tax benefit from pre-tax losses in jurisdictions with valuation allowances.

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, changes to the interest expense limitation and other changes to the U.S. taxation of profits derived from foreign operations. OBBBA did not have a material impact on our condensed consolidated financial statements.

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

Basic and diluted loss per share were determined using the following information (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Loss from continuing operations attributable to Huntsman Corporation	$(24)	$(21)	$(187)	$(36)
Net loss attributable to Huntsman Corporation	$(25)	$(33)	$(188)	$(48)

Denominator:
Weighted average shares outstanding	172.6	172.1	172.5	172.0
Dilutive shares:
Stock-based awards	—	—	—	—
Total weighted average shares outstanding, including dilutive shares	172.6	172.1	172.5	172.0

Additional stock-based awards of approximately 4.8 million and 2.9 million weighted average equivalent shares of stock were outstanding during the three months ended September 30, 2025 and 2024, respectively, and approximately 4.9 million and 2.7 million weighted average equivalent shares of stock were outstanding during the nine months ended September 30, 2025 and 2024, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive. For the three months ended  September 30, 2025 and 2024, there were 0.4 million and 0.6 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation. For the nine months ended September 30, 2025 and 2024, there were 0.4 million and 0.7 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation.

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

Huntsman Corporation

	Three months ended September 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$956	$246	$265	$1,467

Significant segment expenses:
Variable direct costs(2)	710	141	123	974
Adjusted fixed costs(3)	196	81	102	379
Other segment items(4)	2	(5)	(4)	(7)
Total reportable segments’ adjusted EBITDA(5)	$48	$29	$44	121

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(20)
Depreciation and amortization—continuing operations				(73)
Corporate and other costs, net(6)				(27)
Net income attributable to noncontrolling interests				14
Other adjustments:
Loss on sale of business/assets				(2)
Amortization of pension and postretirement actuarial losses				(8)
Restructuring, impairment and plant closing and transition costs(7)				(12)
Loss from continuing operations before income taxes				(7)

Income tax expense—continuing operations				(3)
Loss from discontinued operations, net of tax				(1)
Net loss				$(11)

	Three months ended September 30, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,003	$280	$261	$1,544

Significant segment expenses:
Variable direct costs(2)	756	155	124	1,035
Adjusted fixed costs(3)	174	81	94	349
Other segment items(4)	(3)	2	(4)	(5)
Total reportable segments’ adjusted EBITDA(5)	$76	$42	$47	165

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(21)
Depreciation and amortization—continuing operations				(70)
Corporate and other costs, net(6)				(34)
Net income attributable to noncontrolling interests				16
Other adjustments:
Fair value adjustments to Venator investment, net and other tax matter adjustments				5
Certain legal and other settlements and related expenses, net				(11)
Loss on sale of business/assets				(1)
Amortization of pension and postretirement actuarial losses				(9)
Restructuring, impairment and plant closing and transition costs(7)				(6)
Income from continuing operations before income taxes				34

Income tax expense—continuing operations				(39)
Loss from discontinued operations, net of tax				(12)
Net loss				$(17)

	Nine months ended September 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$2,800	$773	$778	$4,351

Significant segment expenses:
Variable direct costs(2)	2,092	424	362	2,878
Adjusted fixed costs(3)	580	260	303	1,143
Other segment items(4)	7	(2)	(12)	(7)
Total reportable segments’ adjusted EBITDA(5)	$121	$91	$125	337

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(60)
Depreciation and amortization—continuing operations				(214)
Corporate and other costs, net(6)				(97)
Net income attributable to noncontrolling interests				43
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				5
Certain legal and other settlements and related income, net				32
Loss on sale of business/assets				(2)
Amortization of pension and postretirement actuarial losses				(22)
Restructuring, impairment and plant closing and transition costs(7)				(141)
Loss from continuing operations before income taxes				(119)

Income tax expense—continuing operations				(25)
Loss from discontinued operations, net of tax				(1)
Net loss				$(145)

	Nine months ended September 30, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$2,930	$870	$801	$4,601

Significant segment expenses:
Variable direct costs(2)	2,213	481	376	3,070
Adjusted fixed costs(3)	558	251	292	1,101
Other segment items(4)	(36)	8	(9)	(37)
Total reportable segments’ adjusted EBITDA(5)	$195	$130	$142	467

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(60)
Depreciation and amortization—continuing operations				(214)
Corporate and other costs, net(6)				(124)
Net income attributable to noncontrolling interests				46
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(21)
Fair value adjustments to Venator investment, net and other tax matter adjustments				12
Certain legal and other settlements and related expenses, net				(13)
Loss on sale of business/assets				(1)
Amortization of pension and postretirement actuarial losses				(25)
Restructuring, impairment and plant closing and transition costs(7)				(25)
Income from continuing operations before income taxes				42

Income tax expense—continuing operations				(32)
Loss from discontinued operations, net of tax				(12)
Net loss				$(2)

Huntsman International

	Three months ended September 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$956	$246	$265	$1,467

Significant segment expenses:
Variable direct costs(2)	710	141	123	974
Adjusted fixed costs(3)	196	81	102	379
Other segment items(4)	2	(5)	(4)	(7)
Total reportable segments’ adjusted EBITDA(5)	$48	$29	$44	121

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(20)
Depreciation and amortization—continuing operations				(73)
Corporate and other costs, net(6)				(26)
Net income attributable to noncontrolling interests				14
Other adjustments:
Loss on sale of business/assets				(2)
Amortization of pension and postretirement actuarial losses				(8)
Restructuring, impairment and plant closing and transition costs(7)				(12)
Loss from continuing operations before income taxes				(6)

Income tax expense—continuing operations				(4)
Loss from discontinued operations, net of tax				(1)
Net loss				$(11)

	Three months ended September 30, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,003	$280	$261	$1,544

Significant segment expenses:
Variable direct costs(2)	756	155	124	1,035
Adjusted fixed costs(3)	174	81	94	349
Other segment items(4)	(3)	2	(4)	(5)
Total reportable segments’ adjusted EBITDA(5)	$76	$42	$47	165

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(21)
Depreciation and amortization—continuing operations				(70)
Corporate and other costs, net(6)				(33)
Net income attributable to noncontrolling interests				16
Other adjustments:
Fair value adjustments to Venator investment, net and other tax matter adjustments				5
Certain legal and other settlements and related expenses, net				(11)
Loss on sale of business/assets				(1)
Amortization of pension and postretirement actuarial losses				(9)
Restructuring, impairment and plant closing and transition costs(7)				(6)
Income from continuing operations before income taxes				35

Income tax expense—continuing operations				(39)
Loss from discontinued operations, net of tax				(12)
Net loss				$(16)

	Nine months ended September 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$2,800	$773	$778	$4,351

Significant segment expenses:
Variable direct costs(2)	2,092	424	362	2,878
Adjusted fixed costs(3)	580	260	303	1,143
Other segment items(4)	7	(2)	(12)	(7)
Total reportable segments’ adjusted EBITDA(5)	$121	$91	$125	337

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(60)
Depreciation and amortization—continuing operations				(214)
Corporate and other costs, net(6)				(94)
Net income attributable to noncontrolling interests				43
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				5
Certain legal and other settlements and related income, net				32
Loss on sale of business/assets				(2)
Amortization of pension and postretirement actuarial losses				(22)
Restructuring, impairment and plant closing and transition costs(7)				(141)
Loss from continuing operations before income taxes				(116)

Income tax expense—continuing operations				(26)
Loss from discontinued operations, net of tax				(1)
Net loss				$(143)

	Nine months ended September 30, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$2,930	$870	$801	$4,601

Significant segment expenses:
Variable direct costs(2)	2,213	481	376	3,070
Adjusted fixed costs(3)	558	251	292	1,101
Other segment items(4)	(36)	8	(9)	(37)
Total reportable segments’ adjusted EBITDA(5)	$195	$130	$142	467

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(60)
Depreciation and amortization—continuing operations				(214)
Corporate and other costs, net(6)				(121)
Net income attributable to noncontrolling interests				46
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(21)
Fair value adjustments to Venator investment, net and other tax matter adjustments				12
Certain legal and other settlements and related expenses, net				(13)
Loss on sale of business/assets				(1)
Amortization of pension and postretirement actuarial losses				(25)
Restructuring, impairment and plant closing and transition costs(7)				(25)
Income from continuing operations before income taxes				45

Income tax expense—continuing operations				(32)
Loss from discontinued operations, net of tax				(12)
Net income				$1

	September 30,	December 31,
	2025	2024
Total assets:
Polyurethanes	$4,038	$4,151
Performance Products	1,186	1,214
Advanced Materials	1,109	1,097
Total reportable segments’ total assets	6,333	6,462
Corporate and other	749	652
Total	$7,082	$7,114

	Nine months ended
	September 30,
	2025	2024
Depreciation and amortization:
Polyurethanes	$121	$118
Performance Products	47	50
Advanced Materials	38	39
Total reportable segments’ depreciation and amortization	206	207
Corporate and other	8	7
Total	$214	$214

	Nine months ended
	September 30,
	2025	2024
Capital expenditures:
Polyurethanes	$52	$53
Performance Products	44	64
Advanced Materials	18	13
Total reportable segments’ capital expenditures	114	130
Corporate and other	2	3
Total	$116	$133

(1)	A reconciliation of total reportable segments’ revenues to total consolidated revenues is provided in “Note 12. Revenue Recognition.”
(2)	Variable direct costs primarily include raw materials, utilities and freight-related costs.
(3)

Adjusted fixed costs primarily include personnel and maintenance costs at our manufacturing facilities, selling, general and administrative expenses and research and development expenses, less depreciation and amortization and an adjustment to remove the related effects of restructuring, impairment and plant closing and transition costs.

(4)

Other segment items include other operating and non-operating income and expense items and foreign currency exchange effects, less adjustments to remove the related effects of primarily the following items: business acquisition and integration gain (expenses) and purchase accounting inventory adjustments, net; certain legal and other settlements and related income (expenses), net; amortization of pension and postretirement actuarial losses; loss on sale of business/assets; and restructuring, impairment and plant closing and transition costs.

(5)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. Segment adjusted EBITDA is the measure that our chief operating decision maker (“CODM”), who has been determined to be our Chief Executive Officer, uses to make decisions about resources to be allocated to the segments and assess their financial performance. Our CODM evaluates segment adjusted EBITDA through the annual budget process as well as through ongoing periodic reviews of forecasts, budget-to-actual variances, changes from prior periods and when comparing the results of each reportable operating segment with one another. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) loss on sale of business/assets; (b) amortization of pension and postretirement actuarial losses; (c) restructuring, impairment, plant closing and transition costs; (d) loss from discontinued operations, net of tax; (e) business acquisition and integration gain (expenses) and purchase accounting inventory adjustments, net; (f) certain legal and other settlements and related (expenses) income, net; and (g) fair value adjustments to Venator investment, net and other tax matter adjustments.

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

Huntsman Corporation

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2025	2024	change	2025	2024	change
Revenues	$1,460	$1,540	(5)%	$4,328	$4,584	(6)%
Cost of goods sold	1,256	1,306	(4)%	3,741	3,906	(4)%
Gross profit	204	234	(13)%	587	678	(13)%
Operating expenses:
Selling, general and administrative	163	153	7%	489	505	(3)%
Research and development	29	27	7%	94	91	3%
Restructuring, impairment and plant closing costs	12	5	140%	137	20	585%
Gain on acquisition of assets, net	—	—	—	(5)	(51)	(90)%
Prepaid asset write-off	—	—	—	—	71	(100)%
Income associated with litigation matter, net	—	—	—	(33)	—	NM
Other operating (income) expense, net	(6)	7	NM	(23)	4	NM
Total operating expenses	198	192	3%	659	640	3%
Operating income (loss)	6	42	(86)%	(72)	38	NM
Interest expense, net	(20)	(21)	(5)%	(60)	(60)	—
Equity in income of investment in unconsolidated affiliates	1	5	(80)%	—	42	(100)%
Other income, net	6	8	(25)%	13	22	(41)%
(Loss) income from continuing operations before income taxes	(7)	34	NM	(119)	42	NM
Income tax expense	(3)	(39)	(92)%	(25)	(32)	(22)%
(Loss) income from continuing operations	(10)	(5)	100%	(144)	10	NM
Income from discontinued operations, net of tax	(1)	(12)	(92)%	(1)	(12)	(92)%
Net loss	(11)	(17)	(35)%	(145)	(2)	NM
Reconciliation of net loss to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(14)	(16)	(13)%	(43)	(46)	(7)%
Interest expense, net from continuing operations	20	21	(5)%	60	60	—
Income tax expense from continuing operations	3	39	(92)%	25	32	(22)%
Income tax expense (benefit) from discontinued operations	—	—	—	1	(8)	NM
Depreciation and amortization from continuing operations	73	70	4%	214	214	—
Other adjustments:
Business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net	—	—		(5)	21
EBITDA from discontinued operations	1	12		—	20
Fair value adjustments to Venator investment, net and other tax matter adjustments	—	(5)		—	(12)
Certain legal and other settlements and related expenses (income), net	—	11		(32)	13
Loss on sale of business/assets	2	1		2	1
Amortization of pension and postretirement actuarial losses	8	9		22	25
Restructuring, impairment and plant closing and transition costs(2)	12	6		141	25
Adjusted EBITDA(1)	$94	$131	(28)%	$240	$343	(30)%

Net cash provided by operating activities from continuing operations				$221	$126	75%
Net cash used in investing activities				(74)	(87)	(15)%
Net cash used in financing activities				(14)	(231)	(94)%
Capital expenditures from continuing operations				(116)	(133)	(13)%

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(24)	$(21)		$(187)	$(36)
Loss from discontinued operations, net of tax	(1)	(12)		(1)	(12)
Net loss	$(25)	$(33)		$(188)	$(48)

Huntsman International

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2025	2024	change	2025	2024	change
Revenues	$1,460	$1,540	(5)%	$4,328	$4,584	(6)%
Cost of goods sold	1,256	1,306	(4)%	3,741	3,906	(4)%
Gross profit	204	234	(13)%	587	678	(13)%
Operating expenses:
Selling, general and administrative	162	152	7%	486	502	(3)%
Research and development	29	27	7%	94	91	3%
Restructuring, impairment and plant closing costs	12	5	140%	137	20	585%
Gain on acquisition of assets, net	—	—	—	(5)	(51)	(90)%
Prepaid asset write-off	—	—	—	—	71	(100)%
Income associated with litigation matter, net	—	—	—	(33)	—	NM
Other operating (income) expense, net	(6)	7	NM	(23)	4	NM
Total operating expenses	197	191	3%	656	637	3%
Operating income (loss)	7	43	(84)%	(69)	41	NM
Interest expense, net	(20)	(21)	(5)%	(60)	(60)	—
Equity in income of investment in unconsolidated affiliates	1	5	(80)%	—	42	(100)%
Other income, net	6	8	(25)%	13	22	(41)%
(Loss) income from continuing operations before income taxes	(6)	35	NM	(116)	45	NM
Income tax expense	(4)	(39)	(90)%	(26)	(32)	(19)%
(Loss) income from continuing operations	(10)	(4)	150%	(142)	13	NM
Income from discontinued operations, net of tax	(1)	(12)	(92)%	(1)	(12)	(92)%
Net (loss) income	(11)	(16)	(31)%	(143)	1	NM
Reconciliation of net (loss) income to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(14)	(16)	(13)%	(43)	(46)	(7)%
Interest expense, net from continuing operations	20	21	(5)%	60	60	—
Income tax expense from continuing operations	4	39	(90)%	26	32	(19)%
Income tax expense (benefit) from discontinued operations	—	—	—	1	(8)	NM
Depreciation and amortization from continuing operations	73	70	4%	214	214	—
Other adjustments:
Business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net	—	—		(5)	21
EBITDA from discontinued operations	1	12		—	20
Fair value adjustment to Venator investment, net of other tax matter adjustments	—	(5)		—	(12)
Certain legal and other settlements and related expenses (income), net	—	11		(32)	13
Loss on sale of business/assets	2	1		2	1
Amortization of pension and postretirement actuarial losses	8	9		22	25
Restructuring, impairment and plant closing and transition costs(2)	12	6		141	25
Adjusted EBITDA(1)	$95	$132	(28)%	$243	$346	(30)%

Net cash provided by operating activities from continuing operations				$222	$127	75%
Net cash used in investing activities				(79)	(96)	(18)%
Net cash used in financing activities				(10)	(223)	(96)%
Capital expenditures from continuing operations				(116)	(133)	(13)%

Amounts attributable to Huntsman International:
Loss from continuing operations	$(24)	$(20)		$(185)	$(33)
Loss from discontinued operations, net of tax	(1)	(12)		(1)	(12)
Net loss	$(25)	$(32)		$(186)	$(45)

Huntsman Corporation

	Three months ended			Three months ended
	September 30, 2025			September 30, 2024
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net loss to adjusted net (loss) income(1):
Net loss			$(11)			$(17)
Net income attributable to noncontrolling interests			(14)			(16)
Business acquisition and integration expenses and purchase accounting inventory adjustments, net	$—	$—	—	$—	$1	1
Loss from discontinued operations	1	—	1	12	—	12
Fair value adjustments to Venator investment, net and other tax matter adjustments	—	—	—	(5)	—	(5)
Certain legal and other settlements and related expenses, net	—	—	—	11	2	13
Loss on sale of business/assets	2	—	2	1	3	4
Amortization of pension and postretirement actuarial losses	8	(2)	6	9	2	11
Income tax settlement related to U.S. Tax Reform Act	—	—	—	—	5	5
Restructuring, impairment and plant closing and transition costs(2)	12	(1)	11	6	3	9
Adjusted net (loss) income(1)			$(5)			$17

Weighted average shares-basic			172.6			172.1
Weighted average shares-diluted			172.6			172.1

Basic net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.14)			$(0.12)
Loss from discontinued operations			—			(0.07)
Net loss			$(0.14)			$(0.19)

Diluted net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.14)			$(0.12)
Loss from discontinued operations			—			(0.07)
Net loss			$(0.14)			$(0.19)

Other non-GAAP measures:
Diluted adjusted net (loss) income per share(1)			$(0.03)			$0.10

	Nine months			Nine months
	ended			ended
	September 30, 2025			September 30, 2024
		Tax and			Tax and
	Gross	other(3)	Net	Gross	other(3)	Net
Reconciliation of net loss to adjusted net (loss) income(1):
Net loss			$(145)			$(2)
Net income attributable to noncontrolling interests			(43)			(46)
Business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net	$(5)	$—	(5)	$21	$(16)	5
Loss from discontinued operations	—	1	1	20	(8)	12
Fair value adjustments to Venator investment, net and other tax matter adjustments	—	—	—	(12)	2	(10)
Certain legal and other settlements and related (income) expenses, net	(32)	7	(25)	13	1	14
Loss on sale of business/assets	2	—	2	1	3	4
Amortization of pension and postretirement actuarial losses	22	(4)	18	25	1	26
Establishment of significant deferred tax asset valuation allowances, net	—	1	1	—	—	—
Income tax settlement related to U.S. Tax Reform Act	—	—	—	—	5	5
Restructuring, impairment and plant closing and transition costs(2)	141	(3)	138	25	(3)	22
Adjusted net (loss) income(1)			$(58)			$30

Weighted average shares-basic			172.5			172.0
Weighted average shares-diluted			172.5			172.0

Basic net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(1.09)			$(0.21)
Loss from discontinued operations			—			(0.07)
Net loss			$(1.09)			$(0.28)

Diluted net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(1.09)			$(0.21)
Loss from discontinued operations			—			(0.07)
Net loss			$(1.09)			$(0.28)

Other non-GAAP measures:
Diluted adjusted net (loss) income per share(1)			$(0.34)			$0.17

Net cash provided by operating activities from continuing operations			$221			$126
Capital expenditures from continuing operations			(116)			(133)
Free cash flow from continuing operations(1)			$105			$(7)

Effective tax rate			(21)%			76%
Impact of non-GAAP adjustments, net(4)			288%			(42)%
Adjusted effective tax rate			267%			34%

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”
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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related expenses (income), net; (e) loss on sale of business/assets; (f) amortization of pension and postretirement actuarial losses; and (g) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration expenses (gain) and purchase accounting inventory adjustments, net; (b) loss from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related expenses (income), net; (e) loss on sale of business/assets; (f) amortization of pension and postretirement actuarial losses; (g) income tax settlement related to U.S. Tax Reform Act; (h) restructuring, impairment and plant closing and transition costs; and (i) establishment of significant deferred tax asset valuation allowances. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

We believe adjusted net income is useful to investors in assessing the businesses’ ongoing financial performance and provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the businesses’ operational profitability and that may obscure underlying business results and trends.

Free Cash Flow

We believe free cash flow is an important indicator of our liquidity as it measures the amount of cash we generate. Management internally uses a free cash flow measure: (a) to evaluate our liquidity, (b) evaluate strategic investments, (c) plan stock buyback and dividend levels and (d) evaluate our ability to incur and service debt. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow is not a defined term under U.S. GAAP, and it should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

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

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

For the three months ended September 30, 2025, loss from continuing operations attributable to Huntsman Corporation was $24 million, a decline of $3 million from $21 million in the 2024 period. For the three months ended September 30, 2025, loss from continuing operations attributable to Huntsman International was $24 million, a decline of $4 million from $20 million in the 2024 period. The declines noted above were the result of the following items:

●

Revenues for the three months ended September 30, 2025 decreased by $80 million, or 5%, as compared with the 2024 period. The decrease was primarily due to lower average selling prices in all our segments, partially offset by higher sales volumes in our Polyurethanes and Advanced Materials segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended September 30, 2025 decreased by $30 million, or 13%, as compared with the 2024 period. The decrease resulted from lower gross profits in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●

Our selling, general and administrative expenses and the selling, general and administrative expenses of Huntsman International for the three months ended September 30, 2025 both increased by $10 million, or 7%, as compared with the 2024 period primarily related to an adjustment to reduce incentive compensation accrual in the third quarter of 2024, partially offset by lower costs during the third quarter of 2025 resulting from the impact of our restructuring programs.

●

Restructuring, impairment and plant closing costs for the three months ended September 30, 2025 increased by $7 million as compared with the 2024 period. For more information on restructuring activities, see “Note 8. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Other operating (income) expense, net for the three months ended September 30, 2025 was income of $6 million as compared with a loss of $7 million in the 2024 period primarily related to an adjustment to a loss contingency accrual.

●

Equity in income of investment in unconsolidated affiliates for the three months ended September 30, 2025 decreased to $1 million from $5 million in the 2024 period primarily related to a decrease in income at our PO/MTBE joint venture in China, in which we hold at 49% interest.

●

Our income tax expense for the three months ended September 30, 2025 was $3 million as compared with $39 million in the 2024 period. The income tax expense of Huntsman International for the three months ended September 30, 2025 was $4 million as compared with $39 million in the 2024 period. The decrease in income tax expense was primarily due to the increase in loss from continuing operations before income taxes and to our mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, losses from jurisdictions for which no benefit can be recognized are excluded from the overall computation of the estimated AETR and a separate estimated AETR is computed and applied to the respective loss jurisdictions. This results in recognition of tax expense in jurisdictions with pre-tax income without recognition of a tax benefit from pre-tax losses in jurisdictions with valuation allowances. For further information, see “Note 19. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months ended		Percent change
	September 30,		(unfavorable)
(Dollars in millions)	2025	2024	favorable
Revenues
Polyurethanes	$956	$1,003	(5)%
Performance Products	246	280	(12)%
Advanced Materials	265	261	2%
Total reportable segments’ revenues	1,467	1,544	(5)%
Intersegment eliminations	(7)	(4)	NM
Total	$1,460	$1,540	(5)%

Segment adjusted EBITDA(1)
Polyurethanes	$48	$76	(37)%
Performance Products	29	42	(31)%
Advanced Materials	44	47	(6)%

NM—Not meaningful

(1)

For more information regarding reconciliations of segment adjusted EBITDA of our reportable operating segments to (loss) income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 21. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended September 30, 2025 vs 2024
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(10)%	1%	4%
Performance Products	(2)%	—	(10)%
Advanced Materials	(1)%	2%	1%

Combined segments	(7)%	1%	1%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to lower average selling prices, partially offset by higher sales volumes. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. Sales volumes increased primarily in the Americas and Asia regions. The decrease in segment adjusted EBITDA was primarily due to the impacts of lower average selling prices, inventory reductions and lower equity earnings from our minority-owned joint venture in China, partially offset by higher sales volumes, lower raw materials costs and cost savings achieved from our cost optimization program.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to the closure of our Moers, Germany maleic anhydride facility and overall softening market conditions. Average selling prices decreased primarily due to competitive pressures. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and margins.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended September 30, 2025 compared to the same period of 2024 was primarily due to higher average selling prices. Average selling prices increased primarily due to the positive impact of major foreign currency exchange rate movements against the U.S. dollar. Sales volumes were essentially unchanged from the same period in 2024. Segment adjusted EBITDA was slightly lower primarily due to an unfavorable impact from inventory reductions.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

For the nine months ended September 30, 2025, loss from continuing operations attributable to Huntsman Corporation was $187 million, a decline of $151 million from $36 million in the 2024 period. For the nine months ended September 30, 2025, loss from continuing operations attributable to Huntsman International was $185 million, a decline of $152 million from $33 million in the 2024 period. The declines noted above were the result of the following items:

●

Revenues for the nine months ended September 30, 2025 decreased by $256 million, or 6%, as compared with the 2024 period. The decrease was primarily due to lower average selling prices in our Polyurethanes and Advanced Materials segments and lower sales volumes in our Performance Products segment. See “—Segment Analysis” below.

●

Gross profit for the nine months ended September 30, 2025 decreased by $91 million, or 13%, as compared with the 2024 period. The decrease resulted from lower gross profits in all of our segments. See “—Segment Analysis” below.

●

Our selling, general and administrative expenses and the selling, general and administrative expenses of Huntsman International for the nine months ended September 30, 2025 both decreased by $16 million, or 3%, as compared with the 2024 period primarily related to lower costs resulting from the impact of our restructuring programs.

●

Restructuring, impairment and plant closing costs for the nine months ended September 30, 2025 increased by $117 million as compared with the 2024 period. For more information on restructuring activities, see “Note 8. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Gain on acquisition of assets, net was approximately $5 million and $51 million, for nine months ended September 30, 2025 and 2024, respectively, representing net gains related to the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

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

●

Income associated with litigation matter, net was approximately $33 million for the nine months ended September 30, 2025. For further information, see “Note 16. Commitments and Contingencies—Legal Matters” to our condensed consolidated financial statements.

●

Other operating (income) expense, net for the nine months ended September 30, 2025 was income of $23 million as compared with a loss of $4 million in the 2024 period primarily related to an adjustment to a loss contingency accrual.

●

Equity in income of investment in unconsolidated affiliates for the nine months ended September 30, 2025 decreased to nil from $42 million in the 2024 period primarily related to a decrease in income at our PO/MTBE joint venture in China, in which we hold at 49% interest.

●

Other income, net for the nine months ended September 30, 2025 decreased by $9 million, or 41%, as compared with the 2024 period. The decrease was primarily due to income recognized during the second quarter of 2024 for the resolution of certain matters related to the 2017 separation of our titanium dioxide and performance additives business.

●

Our income tax expense for the nine months ended September 30, 2025 was $25 million as compared with $32 million in the 2024 period. The income tax expense of Huntsman International for the nine months ended September 30, 2025 was $26 million as compared with $32 million in the 2024 period. The decrease in income tax expense was primarily due to the increase in loss from continuing operations before income taxes and to our mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, losses from jurisdictions for which no benefit can be recognized are excluded from the overall computation of the estimated AETR and a separate estimated AETR is computed and applied to the respective loss jurisdictions. This results in recognition of tax expense in jurisdictions with pre-tax income without recognition of a tax benefit from pre-tax losses in jurisdictions with valuation allowances. In addition, during the nine months ended September 30, 2025, we recorded a discrete tax expense of $8 million resulting from income associated with the Praxair litigation and discrete establishments of valuation allowances of approximately $13 million, partially offset by a discrete release of a valuation allowance of approximately $8 million in Germany. During the nine months ended September 30, 2024, we recorded a discrete tax benefit of $18 million resulting from the write-off of certain prepaid assets related to operating agreements with SLIC and other joint venture partners concurrent with the separation and acquisition of assets of SLIC. For further information, see “Note 19. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Nine months		Percent
	ended		change
	September 30,		(unfavorable)
(Dollars in millions)	2025	2024	favorable
Revenues
Polyurethanes	$2,800	$2,930	(4)%
Performance Products	773	870	(11)%
Advanced Materials	778	801	(3)%
Total reportable segments’ revenue	4,351	4,601	(5)%
Intersegment eliminations	(23)	(17)	NM
Total	$4,328	$4,584	(6)%

Segment adjusted EBITDA(1)
Polyurethanes	$121	$195	(38)%
Performance Products	91	130	(30)%
Advanced Materials	125	142	(12)%

NM—Not meaningful

(1)

For more information regarding reconciliations of segment adjusted EBITDA of our reportable operating segments to (loss) income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 21. Operating Segment Information” to our condensed consolidated financial statements.

	Nine months ended September 30, 2025 vs September 30, 2024
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(5)%	—	1%
Performance Products	1%	—	(12)%
Advanced Materials	(3)%	—	—

Combined segments	(4)%	—	(2)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.

(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to lower average selling prices. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. Sales volumes remained relatively stable as the segment experienced an increase in volumes due to some improved demand and share gains in certain markets, offset by a decrease in volumes due to the scheduled turnaround at our Rotterdam, the Netherlands manufacturing facility during the second quarter of 2025. The decrease in segment adjusted EBITDA was primarily due to lower average selling prices and lower equity earnings from our minority-owned joint venture in China, partially offset by lower raw materials costs and cost savings achieved from our cost optimization program.

Performance Products

The decrease in revenues in our Performance Products segment for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to lower sales volumes. Average selling prices remained relatively flat as favorable sales mix was mostly offset by a decrease in selling prices. Sales volumes decreased primarily due to overall soft market conditions as well as lower operating rates at and the closure of our Moers, Germany maleic anhydride facility. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and unfavorable impact from inventory reductions, partially offset by lower variable direct costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily due to lower average selling prices. Average selling prices decreased primarily due to unfavorable sales mix. Sales volumes remained relatively stable. The decrease in segment adjusted EBITDA was primarily due to unfavorable sales mix.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2025 and 2024 was $221 million and $126 million, respectively. The increase in net cash provided by operating activities from continuing operations was primarily attributable to a net cash inflow of $234 million related to changes in operating assets and liabilities for the nine months ended September 30, 2025 as compared with the same period of 2024, partially offset by an increase of $139 million in operating loss from continuing operations adjusted for noncash activities as noted in our condensed consolidated statements of cash flows.

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $74 million and $87 million, respectively. During the nine months ended September 30, 2025 and 2024, we paid $116 million and $133 million for capital expenditures, respectively. During the nine months ended September 30, 2025, we received a $41 million final liquidating distribution from SLIC, and during the nine months ended September 30, 2024, we received approximately $30 million as an interim liquidating distribution from SLIC. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements. During the nine months ended September 30, 2024, we received $16 million for the sale of businesses, net, primarily related to the resolution of net working capital of $12 million from the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our condensed consolidated financial statements.

Net cash used in financing activities for the nine months ended September 30, 2025 and 2024 was $14 million and $231 million, respectively. During the nine months ended September 30, 2025 and 2024, we had net borrowings (repayments) from our 2022 Revolving Credit Facility and our A/R Programs of $457 million and $(169) million, respectively. During the nine months ended September 30, 2025, we paid approximately $315 million to satisfy and discharge our obligations under our 2025 Senior Notes. See “Note 9. Debt—Direct and Subsidiary Debt—Senior Notes” to our condensed consolidated financial statements. During the nine months ended September 30, 2024, we received proceeds of approximately $350 million related to the issuance of our 2034 Senior Notes. During the nine months ended September 30, 2024, HPS paid approximately $218 million against the note payable with SLIC for the acquisition of assets. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

Free cash flow from continuing operations for the nine months ended September 30, 2025 and 2024 were proceeds of cash of $105 million as compared with a use of cash of $7 million, respectively. The improvement in free cash flow from continuing operations was primarily attributable to an increase in cash provided by operating activities from continuing operations as well as a decrease in cash used for capital expenditures during the nine months ended September 30, 2025 as compared with the same period of 2024.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	September 30,	December 31,	Increase	Percent
	2025	2024	(decrease)	change
Cash and cash equivalents	$468	$340	$128	38%
Accounts and notes receivable, net	768	725	43	6%
Inventories	836	917	(81)	(9)%
Prepaid expenses	57	114	(57)	(50)%
Other current assets	53	29	24	83%
Total current assets	2,182	2,125	57	3%

Accounts payable	688	770	(82)	(11)%
Accrued liabilities	478	416	62	15%
Current portion of debt	378	325	53	16%
Current operating lease liabilities	57	54	3	6%
Total current liabilities	1,601	1,565	36	2%
Working capital	$581	$560	$21	4%

Our working capital increased by $21 million as a result of the net impact of the following significant changes:

●

The increase in cash and cash equivalents of $128 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024.”

●	Accounts and notes receivable, net increased by $43 million primarily due to higher revenues in September of 2025 as compared with December of 2024.

●	Inventories decreased by $81 million primarily due to lower inventory costs and volumes.

●	Prepaid expenses decreased by $57 million primarily due to the amortization of prepaid insurance.

●	Other current assets increased by $24 million primarily due to an increase in current taxes receivable.

●	Accounts payable decreased by $82 million primarily due to lower inventory purchases, partially offset by extended vendor payment terms under our supplier finance program.

●	Accrued liabilities increased by $62 million primarily due to increases in accrued restructuring, accrued taxes other than income, accrued rebates and accrued interest, partially offset by a decrease in accrued income taxes.

●	Current portion of debt increased by $53 million primarily due to an increase in our borrowings under our 2022 Revolving Credit Facility, partially offset by the satisfaction and discharge of our obligations under our 2025 Senior Notes during the first quarter of 2025.

Liquidity

We depend upon our cash, our 2022 Revolving Credit Facility, our A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2025, we had $1,372 million of combined cash and unused borrowing capacity, consisting of $468 million in cash, $831 million in availability under our 2022 Revolving Credit Facility and $73 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

During 2025, we expect to spend between approximately $170 million to $180 million on capital expenditures. Our future expenditures include certain environmental, health and safety upgrades; expansions and upgrades of our existing manufacturing and other facilities; construction of new facilities; certain cost reduction projects, including those described below; and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.

●	During the remainder of 2025, we expect to make additional contributions to our pension and other postretirement benefit plans of approximately $9 million.

●

As of September 30, 2025, we have approximately $547 million remaining under the authorization of our existing share repurchase program. The Second Amendment to our 2022 Revolving Credit Facility limits Huntsman International’s ability to make restricted payments to Huntsman Corporation for the purpose of repurchasing shares while the Second Amendment is in effect.

Long-Term Liquidity

●	On November 3, 2025, our Board of Directors declared a $0.0875 per share cash dividend on our common stock. This represents a 65% decrease from the previous dividend.

As of September 30, 2025, we had $378 million classified as current portion of debt, including $366 million outstanding under our 2022 Revolving Credit Facility, debt at our variable interest entities of $9 million and certain other short-term facilities and scheduled amortization payments totaling $3 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of September 30, 2025, we had approximately $465 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2025.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
July 1 - July 31	—	$—	—	$547,000,000
August 1 - August 31	422	9.21	—	547,000,000
September 1 - September 30	189	11.23	—	547,000,000
Total	611	9.83	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)	On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. The Second Amendment to our 2022 Revolving Credit Facility limits Huntsman International’s ability to make restricted payments to Huntsman Corporation for the purpose of repurchasing shares while the Second Amendment is in effect. During the three months ended September 30, 2025, we did not repurchase any shares of our common stock under this program.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit number		Exhibit description	Form	Exhibit	Filing date
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2025	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)