Form 10-K
period 2025-12-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2026-02-18
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number	Exact name of registrant as specified in its charter, principal office address and telephone number	State of incorporation/organization	I.R.S. employer identification number
001-32427	Huntsman Corporation 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	42-1648585
333-85141	Huntsman International LLC 10003 Woodloch Forest Drive The Woodlands, Texas 77380 (281) 719-6000	Delaware	87-0630358

Securities registered pursuant to Section 12(b) of the Exchange Act:

Registrant	Title of each class	Trading symbol	Name of each exchange on which registered
Huntsman Corporation	Common Stock, par value $0.01 per share	HUN	New York Stock Exchange
Huntsman International LLC	NONE	NONE	NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Registrant	Title of each class
Huntsman Corporation/Huntsman International LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Huntsman Corporation/Huntsman International LLC	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Huntsman Corporation/Huntsman International LLC	Yes ☐	No ☒

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

On June 30, 2025, the last business day of the registrants’ most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was as follows:

Registrant	Common equity	Market value held by nonaffiliates
Huntsman Corporation	Common Stock	$1,706,900,085(1)
Huntsman International LLC	Units of Membership Interest	NA(2)

(1)	Based on the closing price of $10.42 per share of common stock as quoted on the New York Stock Exchange.
(2)	All units of membership interest are held by Huntsman Corporation, an affiliate.

On February 4, 2026, the number of shares outstanding of each of the registrant’s classes of common equity were as follows:

Registrant	Common equity	Outstanding
Huntsman Corporation	Common Stock	174,009,349
Huntsman International LLC	Units of Membership Interest	2,728

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

Documents Incorporated by Reference:

Part III: Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of Huntsman Corporation’s fiscal year ended December 31, 2025.

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2025 ANNUAL REPORT ON FORM 10-K

i

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

2025 ANNUAL REPORT ON FORM 10-K

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are a global manufacturer of diversified organic chemical products. We operate in three segments: Polyurethanes, Performance Products and Advanced Materials. Our products comprise many different chemicals and chemical formulations, which we market globally to a wide range of consumers that consist primarily of industrial and building product manufacturers. Our products are used in a broad range of applications, including those in the adhesives, aerospace, automotive, coatings and construction, construction products, durable and non-durable consumer products, electronics, insulation, power generation and refining. Many of our products offer effects such as premium insulation in homes and buildings and the lightweighting of airplanes and automobiles that help conserve energy. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride and epoxy-based polymer formulations. Our revenues for the years ended December 31, 2025, 2024 and 2023 were $5,683 million, $6,036 million and $6,111 million, respectively.

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

Our Business Segments

(1)

For a reconciliation of total reportable segments’ adjusted EBITDA to (loss) income from continuing operations before income taxes, see “Note 27. Operating Segment Information” to our consolidated financial statements. Percentage allocations in this chart do not give effect to Corporate and other unallocated items and eliminations.

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

Benzene, chlorine and industrial gases
	Polyols	Polyols are combined with MDI and other isocyanates to create a broad spectrum of polyurethane products, such as rigid and flexible foams and other non-foam applications.	Autoneum, Carpenter, GAF, Johns Manville, Amrize, Lear, Louisiana Pacific, Magna, Schmitz Cargobull, TopBuild and West Fraser	PO, polyester polyols and EO	BASF, Carlisle Construction Materials, Coim, Covestro, Dow, Lubrizol and Wanhua Chemical Group
TPU

TPU is a high-quality, fully-formulated thermal plastic that can be tailored with unique qualities. It can be used in injection molding and small components for automotive and footwear. It is also extruded into films, wires and cables for use in the coatings, adhesives, sealants and elastomers markets.

Isocyanate (such as MDI) and a polyol

Performance Products	Amines

Amines are a family of intermediate chemicals that are valued for their properties as a reactive agent, emulsifier, dispersant, detergent, solvent or corrosion inhibitor. Amines are used in polyurethane foam, fuel and lubricant additives, paints and coatings, composites, gas treatment, construction materials and semiconductor cleaning solutions.

		Afton, Bayer, Chevron, DuPont, Evonik, Hipower, Infineum, Lubrizol, Quadra Chemicals and Univar	EO, PO, glycols, ethylene dichloride, caustic soda, ammonia, hydrogen, methylamines and acrylonitrile	BASF, Chenhua, Delamine, Dow, Evonik, Longhua, Nouryon, Tosoh and Zhengda
Maleic anhydride

Maleic anhydride is an intermediate chemical used primarily to produce unsaturated polyester resins (UPRs). UPRs are mainly used in the production of fiberglass reinforced resins for construction, automotive, marine and recreation products. Maleic anhydride is also used in components or additives for lubricants, copolymers, food acidulants and water and paper chemicals.

		Afton, AOC, BASF, Chevron, Ineos, Infineum, Polynt-Reichhold, Primient, Reacciones Quimicas and Solenis	Normal butane	AOC, Bartek, Ineos and Lanxess

Advanced Materials	Technologically- advanced epoxy, phenoxy, acrylic, polyurethane and acrylonitrile-butadiene-based polymer formulations	Aerospace and industrial adhesives; composites for aerospace, automotive, sport equipment and infrastructures; electrical power transmission and electric vehicles; automotive industrial and consumer electronics.	ABB, BMW, Bodo Moeller, Boeing, Bosch, GMZ, Isola, Motic (Xiamen), Schneider, Siemens, Speed Fair and TTM	BLR, epichlorohydrin, amines, polyols, isocyanates, acrylic materials, hardeners, fillers, butadiene and acrylonitrile	3M, Henkel, Westlake and Xiongrun
High performance thermoset resins, curing and toughening agents and carbon nanotubes additives

High performance chemical building blocks sold to formulators who develop formulations for aerospace, automotive, oil and gas, coatings, construction, electronics and electrical insulation applications.

			3M, Azelis, Azko, Henkel, Hexcel, Hilti, Omya, Parker Hannifin, Sherwin-Williams, Syensqo and Syngenta	Epichlorohydrin, amines, phenols, aminophenols, fatty acids, butadiene, acrylonitrile and carbon nanotubes	Aditya Birla, Evonik, Kaneka, Sumitomo and Westlake

Polyurethanes

General

We are a leading global manufacturer and marketer of a broad range of polyurethane chemicals, including MDI products, polyols and TPU (each discussed in more detail below under “Products and Markets”). Polyurethane chemicals are used to produce rigid and flexible foams, composite wood products, and a wide range of coatings, adhesives, sealants and elastomers. We focus on differentiated MDI-based polyurethane systems and polyurethane component molecules. Volume growth in our Polyurethanes segment has been driven primarily by global economic activity and the continued substitution of MDI-based products for other materials across a broad range of applications. We operate three major polyurethane manufacturing facilities in the United States (“U.S.”), Europe and China. We also operate 21 strategically located downstream facilities, of which 14 are polyurethane formulation facilities, commonly referred to in the chemical industry as “systems houses”. Our systems houses are located in close proximity to our customers worldwide, which enables us to focus on customer support, technical service and a differentiated product offering. We also operate two specialty polyester polyol manufacturing facilities focused on the insulation market, three downstream TPU manufacturing facilities in the U.S., Europe and China and two spray polyurethane foam (“SPF”) manufacturing sites located in the U.S. and Canada.

Our customers produce polyurethane-based products through the combination of an isocyanate, such as MDI, with polyols, which are derived largely from PO. We are able to produce over 2,200 distinct MDI-based polyurethane products by modifying the MDI molecule through varying the proportion and type of polyol used and by introducing other chemical additives to our MDI formulations. As a result, polyurethane products, especially those derived from MDI, are continuing to replace traditional products in a wide range of end-use markets, including insulation in construction and cold chain, cushioning for automotive and furniture, coatings, adhesives, wood binders for construction and furniture, footwear and other specialized engineering applications.

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

Huntsman Building Solutions (“HBS”) is a leading North American manufacturer and distributor of SPF insulation systems for residential and commercial applications. Our SPF products offer significant environmental benefits, as our proprietary manufacturing process transforms raw material from low quality PET plastic bottles into highly effective energy-saving polyurethane insulation. HBS offers attractive growth potential as energy efficiency standards and requirements increase globally.

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

MDI. MDI is an aromatic diisocyanate molecule used in the manufacture of polyurethane-based products. MDI can be used to make polyurethanes with a broad range of properties and can therefore be used in a wide range of applications. We believe that MDI and formulated MDI systems, which combine MDI and polyols, will continue to grow above global GDP driven by the megatrends of energy management, food preservation, demographics and urbanization/transportation. MDI offers key products benefits of energy efficiency, comfort and durability aligned with these megatrends. We believe that MDI and formulated MDI systems will continue to substitute for alternative materials, such as fiberglass in insulation, phenol formaldehyde in wood binders and TDI in automotive and furniture. Specialty cushioning and insulation applications, thermoplastic polyurethanes and adhesives and coatings will further contribute to the continued growth of MDI. MDI experiences some seasonality in its sales reflecting its exposure to seasonal construction-related end markets, such as insulation and composite wood products. Sales generally peak during the spring and summer months in the northern hemisphere, resulting in greater sales volumes during the second and third quarters of the year.

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

Manufacturing and Operations

Our world-scale MDI production facilities are located in Geismar, Louisiana; Rotterdam, the Netherlands; and Caojing, China. These facilities receive aniline, which is a primary material used in the production of MDI, from our facilities and third-party suppliers. We believe that this relative scale and product integration of our large facilities is necessary to provide cost competitiveness in MDI production. At our Geismar, Rotterdam and Caojing facilities we utilize sophisticated proprietary technology to produce MDI. This technology contributes to our position as a global MDI producer. Our global production capacity of MDI, polyols and TPU is approximately 2.9 billion pounds, 0.6 billion pounds and 0.1 billion pounds, respectively.

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

Chinese MDI Joint Venture. Huntsman Polyurethanes Shanghai Ltd. (“HPS”) is our splitting joint venture with Shanghai Chlor-Alkali Chemical Company, Ltd that manufactures pure MDI, polymeric MDI, MDI variants and formulated MDI systems. We own 70% of HPS and it is consolidated in our financial statements. On January 31, 2024, we completed the planned separation and acquisition of assets of Shanghai Lianheng Isocyanate Company Ltd. (“SLIC”), our former manufacturing joint venture with BASF and three Chinese chemical companies. Following the separation, we now operate an independent manufacturing facility producing crude MDI. This facility is part of our existing HPS site in Caojing, China. For more information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our consolidated financial statements.

Chinese PO/MTBE Joint Venture. In November 2012, we entered into an agreement to form a joint venture with Sinopec, which operates a world-scale PO/MTBE facility in China. Under the joint venture agreement, we hold a 49% interest in the joint venture and Sinopec holds a 51% interest. We account for this investment under the equity method.

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

For additional information about our risks of raw material supply chain disruptions, see “Part I. Item 1A. Risk Factors.”

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

Performance Products

General

Our Performance Products segment has leading positions in the regions we manufacture and sell amines and maleic anhydride and serves a wide variety of consumer and industrial end markets. Our Performance Products segment is organized by region and product family: amines (both performance amines and ethyleneamines) as well as maleic anhydride.

We produce a wide range of amines in seven manufacturing facilities in North America, Europe, the Middle East and Asia. We believe we are the largest global producer of polyetheramines, the largest producer of 2-(2-amino ethoxy) ethanol (sold under our DGA® brand), the largest global producer of the full range of ethyleneamines and a leading global producer of low emission polyurethane catalysts. We are the only producer and largest supplier of propylene carbonate and ethylene carbonate in North America. We believe we are the largest producer of maleic anhydride outside of China and the second largest globally with two production facilities in North America.

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

Maleic Anhydride. Maleic anhydride is a highly versatile chemical intermediate used for products sold into construction, infrastructure, industrial and marine applications. Notably, maleic anhydride is used to produce unsaturated polyester resins (UPRs), which are mainly used in the production of fiberglass reinforced resins for construction, automotive, marine and recreation products. Maleic anhydride is also used in components or additives for lubricants, copolymers, food acidulants and water and paper chemicals.

Product group	Applications
Maleic anhydride	Construction, lubricant additives, marine, automotive, recreation, agrochemicals, paper, water and food additives

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

Manufacturing and Operations

Our Performance Products segment has the capacity to produce a variety of products at 9 manufacturing locations in North America, EAME and APAC. Our global production capacity of amines is approximately 0.9 billion pounds and our North America production capacity of maleic anhydride is approximately 0.4 billion pounds.

Our amines facilities are located globally. These facilities have a competitive cost base and use modern manufacturing units that allow for flexibility in production capabilities and technical innovation.

Several of our facilities are located within large integrated petrochemical manufacturing complexes. We believe this results in greater scale and lower costs for our products than we would be able to obtain if these facilities were standalone operations. These include our maleic anhydride facilities in Pensacola, Florida and Geismar, Louisiana; our amines facilities in Freeport, Texas and Port Neches, Texas; and the amines facility of Arabian Amines Company (“AAC”), our consolidated manufacturing joint venture with the Zamil Group in Jubail, Saudi Arabia. In the second quarter of 2025, we completed the closure of our European maleic anhydride manufacturing facility in Moers, Germany.

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

Maleic anhydride is produced by the reaction of normal butane with oxygen. The principal raw material is normal butane, which is purchased pursuant to long-term contracts and delivered to our Pensacola, Florida site by barge and to our facility in Geismar, Louisiana via pipeline.

For additional information about our risks of raw material supply chain disruptions, see “Part I. Item 1A. Risk Factors.”

Competition

There are a small number of competitors for many of our amines due to the considerable customization of product formulations, the proprietary nature of many of our product applications and manufacturing processes and the relatively high research and development and technical costs involved. Our global competitors include BASF, Delamine, Dow, Evonik, Nouryon, Tosoh and Zhengda. We compete primarily based on product performance, new product innovation and price.

In our maleic anhydride market, we compete primarily based on price, customer service, reliability of supply and logistics management. Our competitors include AOC, Bartek, Ineos and Lanxess.

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

For additional information about our risks of raw material supply chain disruptions, see “Part I. Item 1A. Risk Factors.”

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

Intellectual Property Rights

Proprietary protection of our processes, apparatuses and other technology and inventions is important to our businesses. We own approximately 2,140 unexpired patents and have approximately 950 patent applications (including provisionals) currently pending. While a presumption of validity exists with respect to issued U.S. patents, we cannot assure that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot assure the issuance of any pending patent application, or that if patents do issue, that these patents will provide meaningful protection against competitors or against competitive technologies. Additionally, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner.

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

We have associated brand names with a number of our products, and we have approximately 2,970 trademark registrations and 95 pending trademark applications globally. These registrations and applications include extensions of protection under the Madrid system for the international registration of marks. However, there can be no assurance that the trademark registrations will provide meaningful protection against the use of similar trademarks by competitors or that the value of our trademarks will not be diluted.

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

Human Capital Management

As of December 31, 2025, we employed approximately 6,000 associates in our operations around the world. Approximately 2,000 of these employees are located in the U.S., while approximately 4,000 are located in other countries.

We believe our employees are the foundation of our success. Our overall talent acquisition and retention strategy is designed to attract and retain diverse and qualified candidates to meet our performance goals on an ongoing basis and enable the success of our Company. Our key areas of focus include:

Health and Safety: Our global health and safety programs are designed around dedicated environmental, health and safety (“EHS”) Standards and Procedures specifically tailored at the facility level to address the different jurisdictions and regulations, specific operating hazards and unique working environments. The Company’s objectives focus on protection of people, regulatory compliance and protection of the environment. Compliance with the EHS Standards and Procedures are evaluated through various assurance processes including site-led and Corporate-led audits. In addition, other management systems applicable to many of our sites include third party verification of Responsible Care® and ISO 14001. A key metric used to assess the safety performance of our operations is the OSHA Lost Time rate, which follows a regulatory method for recording occupational injuries and illnesses. For the years ended December 31, 2025 and 2024, we had incident rates of 0.15 and 0.13, respectively.

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

Environmental, Health and Safety Matters

General

We are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to occupational health and safety, process safety, pollution, protection of the environment and natural resources, product management and distribution, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to frequent environmental inspections and monitoring and occasional investigations by governmental enforcement authorities. In addition, our production facilities require operating permits that are subject to renewal, modification and, in certain circumstances, revocation. Actual or alleged violations of safety laws, environmental laws or permit requirements could result in restrictions or prohibitions on plant operations or product distribution, substantial civil or criminal sanctions, or injunctions limiting or prohibiting our operations altogether. In addition, some environmental laws may impose liability on a strict or joint and several basis. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations and make significant environmental compliance expenditures. Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities. Information related to EHS matters may also be found in other areas of this report including “—Item 1A. Risk Factors” and “Note 2. Summary of Significant Accounting Policies—Environmental Expenditures” and “Note 22. Environmental Health and Safety Matters” to our consolidated financial statements.

Environmental, Health and Safety Systems

We are committed to achieving and maintaining compliance with all applicable EHS legal requirements, and we have developed policies and management systems that are designed to identify the myriad EHS legal requirements applicable to our operations, enhance compliance with applicable legal requirements, improve the safety of our employees, contractors, community neighbors and customers and minimize the production and emission of wastes and other pollutants. We cannot guarantee, however, that these policies and systems will always be effective or that we will be able to manage EHS legal requirements without incurring substantial costs. Although EHS legal requirements are constantly changing and, for that reason, are frequently difficult to comply with, these EHS management systems are designed to assist us in our compliance goals while also fostering efficiency and improvement and reducing overall risk to us. For the years ended December 31, 2025, 2024 and 2023, our capital expenditures for EHS matters totaled $37 million, $27 million and $30 million, respectively, and our estimated capital expenditures for EHS matters for 2026 is expected to be approximately $47 million.

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

Regulatory Matters

Greenhouse Gas Regulation and Climate Change

Globally, our operations are increasingly subject to regulations that seek to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide (“CO2”) and methane. At the Durban negotiations of the Conference of the Parties to the Kyoto Protocol in 2012, a limited group of nations, including the European Union (the “EU”), agreed to a second commitment period for the Kyoto Protocol, an international treaty that provides for reductions in GHG emissions. More significantly, the EU GHG Emissions Trading System (“ETS”), established pursuant to the Kyoto Protocol to reduce GHG emissions in the EU, continues in its fourth phase. The European Commission (the “EC”) established a market stability reserve that started operating in 2019 and addresses a surplus of allowances and improves the system’s resilience to major shocks by adjusting the supply of allowances to be auctioned. In addition, the EU has set a binding target to reduce domestic GHG emissions by at least 40% below 1990 levels by 2030 and a binding target to increase the share of renewable energy to at least 32% of the EU’s energy consumption by 2030. In July 2021, the EC proposed legislation to increase its GHG emission reduction target to at least 55% and the renewable energy target to 40%. In January 2024, the EC communicated support for a 90% reduction in GHG emissions by 2040. In December 2025, the EU agreed to set a legally binding target to reduce GHG emissions by 90% from 1990 levels by 2040 and to buy foreign carbon credits to cover 5% of the emissions cuts.

Moreover, beginning in 2028 for the 2027 financial year, the EU’s Corporate Sustainability Reporting Directive may require us to report on a wide-range of detailed environmental, social, and governance related matters. The topics may range from pollution to biodiversity, business conduct, and climate change. Failure to meet the reporting requirements could result in financial liabilities, civil or criminal penalties, and reputational risks.

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

In 2023, the EU adopted the Carbon Border Adjustment Mechanism (“CBAM”), which subjects certain imported materials to a carbon levy linked to the carbon price payable on domestic goods under the ETS. Following a transitional phase beginning in October 2023, the definitive EU CBAM regime entered into force on January 1, 2026. The EU CBAM could increase our costs of importing materials beginning in 2026 and/or limit our ability to import lower cost materials from non-EU countries. Additionally, the recently proposed United Kingdom (“U.K.”) CBAM, if implemented, could further increase our costs.

Domestic efforts to curb GHG emissions are being driven by the U.S. Environmental Protection Agency’s (“EPA”) GHG regulations and similar programs of certain states. To the extent that our domestic operations are subject to EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the federal Clean Air Act’s (the “CAA”) requirements for pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities are also subject to EPA’s Mandatory Reporting of Greenhouse Gases Rule, and any further regulation may increase our operational costs. Of note, in September 2025, EPA published a proposed rule to amend the Greenhouse Gas Reporting Program to remove program obligations for most source categories and suspend program obligations until reporting year 2034.

On March 6, 2024, the U.S. Securities and Exchange Commission (“SEC”) adopted final rules requiring, among other things, disclosure of material climate-related risks and related governance practices, Scope 1 and 2 GHG emissions reports and financial impacts of severe weather events and other natural conditions (the “Climate Rule”). Several lawsuits have been filed challenging the Climate Rule. The U.S. Court of Appeals for the Eighth Circuit was selected to consolidate the lawsuits, and on April 4, 2024, the SEC voluntarily stayed the rules pending the outcome of the litigation. In March 2025, the SEC voted to end its defense of the 2024 climate disclosure rules.

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

In addition, separate California legislation (S.B. 261) requires biennial climate risk reporting, in accordance with the Task Force on Climate-Related Financial Disclosures recommendations, by public and private companies with over $500 million in annual revenues that are doing business in California. First reports were set to be published on or before January 1, 2026.

However, the climate-related laws in California are currently under legal challenge in the U.S. District Court for the Central District of California and S.B. 261 is currently stayed. The District Court initially denied a preliminary injunction against California’s enforcement of the laws, which was subsequently appealed to the U.S. Court of Appeals for the Ninth Circuit. A three-judge panel heard oral arguments related to the challenges of S.B. 253 and S.B. 261 on January 9 but has yet to issue a decision. The Ninth Circuit previously stayed enforcement of S.B. 261 pending appeal, leaving S.B. 253 in place for now, but the California Air Resources Board has yet to set regulations on the timing of reporting the scope 1, 2, and 3 GHG emissions required by S.B. 253. The litigation is ongoing, and the ultimate outcome remains uncertain. If the laws are upheld, they could result in additional costs associated with regulatory reporting requirements and potential liability.

Further, in April 2024, EPA updated the Hazardous Organic National Emission Standards for Hazardous Air Pollutants under the CAA, also known as the HON rule, imposing more stringent emissions regulations and additional air monitoring requirements for approximately 200 chemical plants across the U.S., including three of our facilities. In March 2025, EPA announced that it would reconsider the HON rule and indicated that changes to the rule would be forthcoming, and in July 2025, the Trump Administration provided an exemption for our three facilities for two years beyond the original compliance dates. In December 2024, EPA also issued a proposed rule for the Polyether Polyols production industry that, similar to the HON revisions, would impose strengthened hazardous air pollutant controls on major sources within this sector. If implemented, we anticipate that these regulations may result in material changes to Huntsman.

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

We rely on information technology systems, including tools that utilize artificial intelligence, across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Our technology systems or the technology systems of third parties on which we rely are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, system failures, security breaches, espionage, viruses, theft and inadvertent release of information. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks as attackers increase their utilization of artificial intelligence tools. Artificial intelligence technologies may also be used by malicious third parties to enable new or augment existing attack techniques, tactics and protocols. To date, we have not had a cyberattack that has had a material impact on our financial condition, results of operations or liquidity. Any disruption to our information technology systems could disrupt our operations or result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees which could result in negative publicity/brand damage, violation of privacy laws, potential liability, including litigation/investigation/remediation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered adequately by our insurance policies. Any or all the above would potentially cause delays or cancellations of customer orders or impede the manufacture or shipment of products, processing of transactions or reporting of financial results.

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

Many of the tools and resources we integrate, or will integrate, into our business use some form of artificial intelligence, which has the potential to result in bias and other unintended consequences. Additionally, our use of artificial intelligence software may create additional risks related to the potential for intellectual property infringement or the unintentional disclosure of intellectual property and proprietary, confidential, personal or otherwise sensitive information.

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

Additional new laws and regulations may be enacted or adopted by various regulatory agencies globally. For example, TSCA reform legislation was enacted in June 2016, and EPA has begun the process of issuing new chemical control regulations. EPA issued several final rules in 2017 and 2018 under the revised TSCA related to existing chemicals, including the following: (i) a rule to establish EPA’s process and criteria for identifying chemicals for risk evaluation; (ii) a rule to establish EPA’s process for evaluating high priority chemicals and their uses to determine whether or not they present an unreasonable risk to health or the environment; and (iii) a rule to require industry reporting of chemicals manufactured or processed in the U.S. over the past 10 years. In April 2020, EPA finalized revisions to its Chemical Data Reporting rule under TSCA, which changes reporting requirements. EPA has also released its framework for approving new chemicals and new uses of existing chemicals. Under the framework, a new chemical or use presents an unreasonable risk if it exceeds established standards. Such a finding could result in either the issuance of rules restricting the use of the chemical being evaluated or in the need for additional testing. In September 2025, EPA proposed further amendments to regulations implementing the TSCA’s risk evaluation requirements in an effort to mandate only the assessment of “unreasonable risk” of injury to health or the environment under the conditions of use, as opposed to every condition of use. The costs of compliance with any new laws or regulations cannot be estimated until the way they will be implemented has been more precisely defined.

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

In the U.S., on April 25, 2024, the Biden Administration and EPA issued a final rule under Section 111 of the Clean Air Act (“CAA”) to regulate CO2 and other GHG emissions from fossil-fueled electric generating units. The final rule (i) establishes emission guidelines for states to set CO2 performance standards for existing coal-fired generating and other fossil-fueled steam generating units; and (ii) revise the new source performance standards for CO2 emissions for new and reconstructed stationary combustion turbines. Several industry groups, electric generators, and states have challenged the final rule. In June 2025, the Trump Administration and EPA issued a proposed rule to repeal all GHG emission standards for fossil fuel-fired power plants under the CAA and proposed to make a finding that GHG emissions from such plants do not contribute significantly to dangerous air pollution.

Regardless of the outcome of ongoing regulatory actions or legal challenges, the regulations, international agreements and initiatives aimed at reducing GHG emissions could affect the long-term price and supply of electricity and natural gas, and also drive greater demand for energy efficient products and renewable energy. Additionally, they could result in higher energy costs, additional capital expenditures for equipment installation or modification, and costs directly associated with emissions, such as cap and trade systems or carbon taxes. Efforts to address other environmental risks, including emissions of different substances, could have similar effects. Compliance with these regulations, or with potentially more stringent restrictions in the future, may increase our operational costs.

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

Location	Business segment	Description of facility
The Woodlands, Texas(1)	Various	Executive Offices, Operating Headquarters, Global Technology Center and Shared Services Center
Kraków, Poland(1)	Various	Global Business Services Center
Kuala Lumpur, Malaysia(1)	Various	Global Business Services Center
San Jose, Costa Rica(1)	Various	Global Business Services Center
Mumbai, India(1)	Various	Administrative Offices, Labs and Shared Services Center
Caojing, China(2)	Polyurethanes	MDI Manufacturing Facility
Auburn Hills, Michigan(1)	Polyurethanes	Polyurethane Research Facility
Azeglio, Italy	Polyurethanes	Polyurethane Systems House
Cartagena, Colombia	Polyurethanes	Polyurethane Systems House
Castelfranco Emilia, Italy	Polyurethanes	Polyurethane Systems House
Dammam, Saudi Arabia(3)	Polyurethanes	Polyurethane Systems House
Deer Park, Australia(1)	Polyurethanes	Polyurethane Systems House
Deggendorf, Germany	Polyurethanes	Polyurethane Systems House
Georgsmarienhütte, Germany	Polyurethanes	Polyurethane Systems House
Istanbul, Turkey	Polyurethanes	Polyurethane Systems House
Obninsk, Russia	Polyurethanes	Polyurethane Systems House
Pune, India(1)	Polyurethanes	Polyurethane Systems House
Tianjin, China(1)	Polyurethanes	Polyurethane Systems House
Tlalnepantla, Mexico	Polyurethanes	Polyurethane Systems House
Jinshan, China(1)	Polyurethanes	TPU Manufacturing Facility
Osnabrück, Germany	Polyurethanes	TPU Manufacturing Facility
Ringwood, Illinois(1)	Polyurethanes	TPU Manufacturing Facility
Derry, New Hampshire(1)	Polyurethanes	TPU Research Facility
Nanjing, China(4)	Polyurethanes	PO and MTBE Manufacturing Facilities
Houston, Texas(1)	Polyurethanes	Polyols Manufacturing Facility
Kuan Yin, Taiwan	Polyurethanes	Polyols Manufacturing Facility
Arlington, Texas	Polyurethanes	Spray Polyurethane Foam Manufacturing Facility
Mississauga, Canada(1)	Polyurethanes	Spray Polyurethane Foam Manufacturing Facility
Wilton, U.K.	Polyurethanes	Aniline and Nitrobenzene Manufacturing Facilities
Rotterdam, The Netherlands(1)	Polyurethanes	MDI and Polyols Manufacturing Facilities and Shared Services Center
Geismar, Louisiana(5)	Polyurethanes and Performance Products	MDI, Nitrobenzene(4), Aniline(4), Polyols and Maleic Anhydride Manufacturing Facilities
Tienen, Belgium(1)	Polyurethanes and Performance Products	Global Technology Center
Shanghai, China(1)	Polyurethanes, Performance Products and Advanced Materials	Polyurethanes, Performance Products and Advanced Materials Regional Headquarters, Global Technology Center, Shared Services Center and Polyurethane Systems House
Ho Chi Minh City, Vietnam(1)	Polyurethanes and Advanced Materials	Polyurethane Systems House and Formulating Facility
Conroe, Texas	Performance Products	Amines Manufacturing Facility
Freeport, Texas(1)	Performance Products	Amines Manufacturing Facility
Jubail, Saudi Arabia(6)	Performance Products	Amines Manufacturing Facility
Jurong Island, Singapore(1)	Performance Products	Amines Manufacturing Facility
Llanelli, U.K.	Performance Products	Amines Manufacturing Facility
Petfurdo, Hungary	Performance Products	Amines Manufacturing Facility
Port Neches, Texas	Performance Products	Amines Manufacturing Facility

Pensacola, Florida(1)	Performance Products	Maleic Anhydride Manufacturing Facility
Ashtabula, Ohio	Advanced Materials	Formulating and Synthesis Facility
Duxford, U.K.	Advanced Materials	Formulating and Synthesis Facility
McIntosh, Alabama	Advanced Materials	Formulating and Synthesis Facility
Monthey, Switzerland	Advanced Materials	Formulating and Synthesis Facility
Panyu, China(7)	Advanced Materials	Formulating and Synthesis Facility
Rock Hill, South Carolina	Advanced Materials	Formulating and Synthesis Facility
Bad Saeckingen, Germany	Advanced Materials	Formulating Facility
East Lansing, Michigan	Advanced Materials	Formulating Facility
Los Angeles, California	Advanced Materials	Formulating Facility
Taboão da Serra, Brazil	Advanced Materials	Formulating Facility
Akron, Ohio	Advanced Materials	Synthesis Facility
Bergkamen, Germany	Advanced Materials	Synthesis Facility
Pamplona, Spain	Advanced Materials	Synthesis Facility
Merrimack, New Hampshire(1)	Advanced Materials	Research Facility
Basel, Switzerland(1)	Advanced Materials	Technology Center

(1)	Leased land and/or building.
(2)	70%-owned consolidated manufacturing joint venture with Shanghai Chlor-Alkali Chemical Company Ltd.
(3)	51%-owned consolidated manufacturing joint venture with Basic Chemical Industries Ltd.
(4)	49% interest in Nanjing Jinling Huntsman New Material Co., Ltd., our unconsolidated manufacturing joint venture with Sinopec.
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

ITEM 3. LEGAL PROCEEDINGS

Texas Emissions Enforcement

On July 26, 2021, the Attorney General of the State of Texas filed a civil suit in the District Court of Travis County, Texas seeking civil penalties and attorneys’ fees for alleged violations of the Texas Clean Air Act, Texas Commission on Environmental Quality regulations and facility permit terms. The complaint alleged multiple unauthorized emissions events and reporting discrepancies that occurred between December 2016 and June 2019 at our former manufacturing facility in Port Neches, Texas. The parties reached an agreement to resolve the state’s pending claims, wherein the State of Texas was awarded $1,350,000 in civil penalties and $150,000 in attorneys’ fees. We completed the sale of our former Port Neches, Texas facility to Indorama Ventures Holdings L.P. on January 3, 2020. We believe that we are contractually indemnified for defense costs and potential liabilities that result from this action.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is information concerning our executive officers and significant employees as of the date of this report.

Peter R. Huntsman, age 62, is Chairman of the Board, President and Chief Executive Officer of our Company. Peter R. Huntsman has served as Chairman of the Board since January 2018 and as a director of our company and affiliated companies since 1994. Prior to his appointment in July 2000 as Chief Executive Officer, Mr. Huntsman had served as President and Chief Operating Officer since 1994. In 1987, Mr. Huntsman joined Huntsman Polypropylene Corporation as Vice President before serving as Senior Vice President and General Manager. Mr. Huntsman has also served as President of Olympus Oil, as Senior Vice President of Huntsman Chemical Corporation and as a Senior Vice President of Huntsman Packaging Corporation, a former subsidiary of our Company. Mr. Huntsman is a director or manager, as applicable, of Huntsman International and certain of our other subsidiaries.

Phil Lister, age 53, is Executive Vice President and Chief Financial Officer. Mr. Lister was appointed to this position in July 2021. From May 2019 to June 2021, Mr. Lister served as Vice President, Corporate Development. From April 2011 to April 2019, Mr. Lister served in our Polyurethanes segment as Vice President, Global Finance and Controller, a role including divisional leadership of strategic planning as well as mergers and acquisitions. Prior to that, Mr. Lister served in numerous financial and business roles in Polyurethanes both in Europe and in the U.S. Mr. Lister joined Huntsman in July 1999 with the ICI acquisition. Mr. Lister is a U.K. Chartered Management Accountant.

Amy K. Smedley, age 55, is Executive Vice President, General Counsel and Secretary. Ms. Smedley was appointed to this position in January 2026. From January 2022 to December 2025, Ms. Smedley served as Executive Vice President and Chief Legal Officer for Savage Companies. Ms. Smedley’s tenure with Huntsman originally began in 2006 and culminated with her serving as Vice President and Deputy General Counsel before she departed the Company in January 2022. Previously, Ms. Smedley practiced at Snell & Wilmer L.L.P. in Utah from 2003 to 2006 and clerked for the Honorable William T. Thurman, U.S. Bankruptcy Judge for the District of Utah, from 2001 to 2003.

Steen Weien Hansen, age 58, is Division President, Polyurethanes. Mr. Hansen was appointed to this position in June 2025. Prior to that time, Mr. Hansen served as Senior Vice President, Global Automotive and Global Elastomers for our Polyurethanes segment, a role he held since January 2022. Prior to that, he served as Vice President, Europe, Africa, Middle East and India for our Polyurethanes segment and Vice President, Asia Pacific for our Advanced Materials segment. He has held a number of other leadership roles within the organization since joining the Company in 1999, including Vice President for the Advanced Materials segment's global operations and supply chain function as well as commercial leadership roles in the Polyurethanes segment and the corporate purchasing function. Mr. Hansen holds a bachelor’s degree in market economics.

Jan Buberl, age 50, is Division President, Performance Products. Mr. Buberl was appointed to this position in August 2024. Prior to that time, Mr. Buberl served as Vice President—Americas for our Polyurethanes segment and as a director of our Chinese PO/MTBE joint venture with Sinopec since January 2019. From June 2017 through December 2018, Mr. Buberl served as Vice President, Color Pigments at Venator Materials PLC, and from October 2014 to June 2017, he served as Vice President, Color Pigments of our former pigments and additives business. Prior to joining Huntsman in October 2014, Mr. Buberl spent eighteen years with BASF in various global roles. Mr. Buberl holds a master’s degree in international marketing and a master’s degree in business administration.

Scott J. Wright, age 54, is Division President, Advanced Materials. Mr. Wright was appointed to this position in June 2016. Prior to that time, Mr. Wright served as Vice President of Huntsman Advanced Materials—Europe, Middle East & Africa since 2011. Before joining our Advanced Materials segment, Mr. Wright spent 15 years in our former pigments and additives business in a number of roles of increasing responsibility including product development, business planning, marketing and sales. Prior to joining Huntsman in July 1999, Mr. Wright worked with ICI.

Brittany Benko, age 51, is Senior Vice President, Environmental, Health & Safety and Manufacturing Excellence and Corporate Sustainability Officer. Prior to joining Huntsman in August 2020, Ms. Benko served as Vice President, Health, Safety, Environment and Regulatory at Southwestern Energy Company. Previously, Ms. Benko served in a variety of EHS roles with increasing responsibility at several companies including Anadarko Petroleum Corporation, Chesapeake Energy Corporation and BP.

R. Wade Rogers, age 60, is Senior Vice President, Global Human Resources and Chief Compliance Officer. Mr. Rogers has held the position of Senior Vice President, Global Human Resources since August 2009. From May 2004 to August 2009, Mr. Rogers served as Vice President, Global Human Resources, from October 2003 to May 2004, Mr. Rogers served as Director, Human Resources—Americas and from August 2000 to October 2003, he served as Director, Human Resources for our former Polymers and Base Chemicals businesses. From the time he joined Huntsman in 1994 to August 2000, Mr. Rogers served as Area Manager, Human Resources—Jefferson County Operations. Prior to joining Huntsman, Mr. Rogers held a variety of positions with Texaco Chemical Company.

Steven C. Jorgensen, age 57, is Vice President and Controller. Prior to his appointment to this position in August 2021, Mr. Jorgensen served as Vice President Finance and Controller in our Performance Products segment since January 2017, as Vice President of Accounting Shared Services and Internal Controls since February 2012, as Vice President of Internal Audit and Internal Controls since May 2007 and other positions since joining Huntsman in May 2004. Prior to joining Huntsman, Mr. Jorgensen served as an Internal Audit Manager at General Electric Consumer Finance and a Senior Audit Manager at Deloitte & Touche LLP. Mr. Jorgensen is a Certified Public Accountant.

Twila Day, age 64, is Vice President and Chief Information Officer. Ms. Day was appointed to this position upon joining Huntsman in November 2018. Prior to joining Huntsman, Ms. Day was Managing Director, National Practice Lead for Technology Services, and a member of the executive committee at Alvarez & Marsal. Previously, Ms. Day served at SYSCO Corporation for more than 20 years in a variety of positions, culminating in her appointment as Senior Vice President Information Technology and Chief Information Officer.

Kevin C. Hardman, age 62, is Vice President, Tax. Mr. Hardman served as Chief Tax Officer from 1999 until he was appointed to his current position in 2002. Prior to joining Huntsman in 1999, Mr. Hardman was a tax Senior Manager at Deloitte & Touche LLP, where he worked for 10 years. Mr. Hardman is a Certified Public Accountant and holds a master’s degree in tax accounting.

Ivan Marcuse, age 49, is Vice President, Investor Relations and Corporate Development. Prior to joining Huntsman in April 2017, Mr. Marcuse served as Director, Equity Research, Specialty Chemicals for KeyBanc Capital Markets Inc. from August 2011 to February 2017. Previously, he was Vice President, Equity Research, Building Products and Materials, for Northcoast Research. Mr. Marcuse is a CFA charterholder and holds a master’s degree in business administration.

Claire Mei, age 51, is Vice President and Treasurer. Ms. Mei was appointed to this role upon joining Huntsman in August of 2018. Prior to joining Huntsman, Ms. Mei served as Vice President and Treasurer at Chobani Global Holdings since November 2016. Previously, Ms. Mei served in a variety of treasury and financial roles with increasing responsibility at several companies including Kraft Foods, PepsiCo, and Hyatt Corporation. Ms. Mei was also a management consultant with McKinsey & Company in Shanghai, China. Ms. Mei holds a master’s degree in business administration.

Rachel Muir, age 52, is Vice President, Deputy General Counsel and Assistant Secretary. Ms. Muir was appointed to this position in May 2022. Ms. Muir joined Huntsman in 2007 and has held multiple positions of increasing responsibility in the legal department. Prior to joining Huntsman, Ms. Muir was an associate attorney at the law firm of Ballard Spahr LLP. Ms. Muir started her legal career at Gibson, Dunn & Crutcher LLP.

Pierre Poukens, age 63, is Vice President, Internal Audit, a position he has held since February 2012. Mr. Poukens was Director of Internal Audit from April 2005 to January 2012 and joined Huntsman as Internal Audit Manager in January 2000. Prior to joining Huntsman, Mr. Poukens held various accounting and auditing positions with European companies in Belgium. Mr. Poukens is a Certified Internal Auditor.

Nooshin Vaughn, age 51, is Vice President, Financial Planning and Analysis and Global Business Services. Ms. Vaughn was appointed to this position effective June 2018. Ms. Vaughn previously served as Director, Investor Relations. Prior to that, Ms. Vaughn held numerous roles in finance, accounting and information technology. Prior to joining Huntsman in 1997, Ms. Vaughn worked at Deloitte & Touche LLP. Ms. Vaughn is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information And Holders

Our common stock is listed on the New York Stock Exchange under the symbol “HUN.” As of February 4, 2026, there were approximately 106 stockholders of record and the closing price of our common stock on the New York Stock Exchange was $13.73 per share.

Dividends

The payment of dividends is a business decision made by our Board of Directors from time to time based on our earnings, financial position and prospects, and such other considerations as our Board of Directors considers relevant. Accordingly, while management currently expects that we will continue to pay the quarterly cash dividend, our dividend practice may change at any time. On November 3, 2025, our Board of Directors declared a $0.0875 per share cash dividend on our common stock. This represents a 65% decrease from the then previous dividend.

Securities Authorized For Issuance Under Equity Compensation Plans

See “Part III. Item 11. Executive Compensation” for information relating to our equity compensation plans.

Purchases Of Equity Securities By The Company

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended December 31, 2025.

			Total number of	Approximate
			shares purchased	dollar value of
	Total number	Average	as part of publicly	shares that may yet
	of shares	price paid	announced plans	be purchased under
	purchased	per share(1)	or programs(2)	the plans or programs(2)
October 1 - October 31	74	$9.05	—	$547,000,000
November 1 - November 30	—	—	—	547,000,000
December 1 - December 31	73	10.04	—	547,000,000
Total	147	9.54	—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our existing share repurchase program from $1 billion of repurchases to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2025, we did not repurchase any shares of our common stock under this program.

Performance graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2020 through December 31, 2025, with the cumulative total returns of (i) the S&P 500 Index and (ii) our 2025 performance peers, which consists of 12 chemical companies whose valuations are influenced by similar financial measures and against whom we compete for market share and investor capital (“2025 Performance Peers”). The comparison assumes $100 was invested on December 31, 2020 in our common stock as well as in the S&P 500 Index and our 2025 Performance Peers and assumes reinvestment of dividends, as applicable. The figures in the graph below are rounded to the nearest dollar. All data in the graph have been provided by S&P Global. In accordance with SEC requirements, the return for each issuer has been weighted according to the respective issuer’s stock market capitalization at the beginning of each period for which a return is indicated.

Our 2025 Performance Peers consist of the following companies: Ashland Global Holdings Inc., BASF Corp, Celanese Corporation, Clariant AG, Dow Inc., Eastman Chemical Company, Evonik, H.B. Fuller Company, Lanxess AG, Olin Corporation, The Chemours Company and Westlake Chemical Corp. Our 2025 Performance Peers are used to evaluate our total stockholder return relative to them and pay performance share units based on our performance. More information about how our 2025 Performance Peers are used to pay performance share units will be disclosed in the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ReSULTS OF OPERATIONS

As discussed in “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our consolidated financial statements, the results from continuing operations primarily exclude the results of our Textile Effects Business for all periods presented. For each of our Company and Huntsman International, the following tables set forth our consolidated results of operations for the years ended December 31, 2025, 2024 and 2023 (in millions, except per share amounts).

Huntsman Corporation

	December 31,			Percent change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues	$5,683	$6,036	$6,111	(6)%	(1)%
Cost of goods sold	4,932	5,170	5,205	(5)%	(1)%
Gross profit	751	866	906	(13)%	(4)%
Operating expenses:
Selling, general and administrative	670	671	689	—	(3)%
Research and development	120	121	115	(1)%	5%
Restructuring, impairment and plant closing costs	148	39	18	279%	117%
Income associated with litigation matter, net	(33)	—	—	NM	NM
Gain on acquisition of assets, net	(5)	(51)	—	(90)%	NM
Prepaid asset write-off	—	71	—	(100)%	NM
Loss on dissolution of subsidiaries	—	39	—	(100)%	NM
Other operating (income) expense, net	(18)	1	—	NM	NM
Total operating expenses	882	891	822	(1)%	8%
Operating (loss) income	(131)	(25)	84	424%	NM
Interest expense, net	(79)	(79)	(65)	—	22%
Equity in income of investment in unconsolidated affiliates	4	44	83	(91)%	(47)%
Other income (expense), net	14	21	(3)	(33)%	NM
(Loss) income from continuing operations before income taxes	(192)	(39)	99	392%	NM
Income tax expense	(26)	(61)	(64)	(57)%	(5)%
(Loss) income from continuing operations	(218)	(100)	35	118%	NM
(Loss) income from discontinued operations, net of tax	(9)	(27)	118	(67)%	NM
Net (loss) income	(227)	(127)	153	79%	NM
Reconciliation of net (loss) income to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(57)	(62)	(52)	(8)%	19%
Interest expense, net from continuing operations	79	79	65	—	22%
Income tax expense from continuing operations	26	61	64	(57)%	(5)%
Income tax (benefit) expense from discontinued operations	—	(11)	17	(100)%	NM
Depreciation and amortization of continuing operations	287	289	278	(1)%	4%
Other adjustments:
Business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net	(4)	21	4
EBITDA from discontinued operations(2)	9	38	(135)
Fair value adjustments to Venator investment, net and other tax matter adjustments	—	(12)	5
Certain legal and other settlements and related (income) expenses, net(3)	(30)	13	6
Loss on sale of business/assets	5	1	—
Loss on dissolution of subsidiaries(4)	—	39	—
Certain nonrecurring information technology project implementation costs	—	—	5
Amortization of pension and postretirement actuarial losses	34	39	37
Restructuring, impairment and plant closing and transition costs(5)	153	46	25
Adjusted EBITDA(1)	$275	$414	$472	(34)%	(12)%

Net cash provided by operating activities from continuing operations	$298	$285	$251	5%	14%
Net cash (used in) provided by investing activities from continuing operations	(132)	(126)	309	5%	NM
Net cash used in financing activities	(76)	(326)	(620)	(77)%	(47)%
Capital expenditures from continuing operations	(173)	(184)	(230)	(6)%	(20)%

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(275)	$(162)	$(17)
(Loss) income from discontinued operations, net of tax	(9)	(27)	118
Net (loss) income	$(284)	$(189)	$101

Huntsman International

	December 31,			Percent change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues	$5,683	$6,036	$6,111	(6)%	(1)%
Cost of goods sold	4,932	5,170	5,205	(5)%	(1)%
Gross profit	751	866	906	(13)%	(4)%
Operating expenses:
Selling, general and administrative	667	668	686	—	(3)%
Research and development	120	121	115	(1)%	5%
Restructuring, impairment and plant closing costs	148	39	18	279%	117%
Income associated with litigation matter, net	(33)	—	—	NM	NM
Gain on acquisition of assets, net	(5)	(51)	—	(90)%	NM
Prepaid asset write-off	—	71	—	(100)%	NM
Loss on dissolution of subsidiaries	—	39	—	(100)%	NM
Other operating (income) expense, net	(18)	1	—	NM	NM
Total operating expenses	879	888	819	(1)%	8%
Operating (loss) income	(128)	(22)	87	482%	NM
Interest expense, net	(79)	(79)	(65)	—	22%
Equity in income of investment in unconsolidated affiliates	4	44	83	(91)%	(47)%
Other income (expense), net	14	21	(3)	(33)%	NM
(Loss) income from continuing operations before income taxes	(189)	(36)	102	425%	NM
Income tax expense	(27)	(62)	(65)	(56)%	(5)%
(Loss) income from continuing operations	(216)	(98)	37	120%	NM
(Loss) income from discontinued operations, net of tax	(9)	(27)	118	(67)%	NM
Net (loss) income	(225)	(125)	155	80%	NM
Reconciliation of net (loss) income to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(57)	(62)	(52)	(8)%	19%
Interest expense, net from continuing operations	79	79	65	—	22%
Income tax expense from continuing operations	27	62	65	(56)%	(5)%
Income tax (benefit) expense from discontinued operations	—	(11)	17	(100)%	NM
Depreciation and amortization of continuing operations	287	289	278	(1)%	4%
Other adjustments:
Business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net	(4)	21	4
EBITDA from discontinued operations(2)	9	38	(135)
Fair value adjustments to Venator investment, net and other tax matter adjustments	—	(12)	5
Certain legal and other settlements and related (income) expenses, net(3)	(30)	13	6
Loss on sale of business/assets	5	1	—
Loss on dissolution of subsidiaries(4)	—	39	—
Certain nonrecurring information technology project implementation costs	—	—	5
Amortization of pension and postretirement actuarial losses	34	39	37
Restructuring, impairment and plant closing and transition costs(5)	153	46	25
Adjusted EBITDA(1)	$278	$417	$475	(33)%	(12)%

Net cash provided by operating activities from continuing operations	$299	$285	$253	5%	13%
Net cash used in investing activities from continuing operations	(137)	(138)	(42)	—	229%
Net cash used in financing activities	(72)	(314)	(271)	(77)%	16%
Capital expenditures from continuing operations	(173)	(184)	(230)	(6)%	(20)%

Amounts attributable to Huntsman International:
Loss from continuing operations	$(273)	$(160)	$(15)
(Loss) income from discontinued operations, net of tax	(9)	(27)	118
Net (loss) income	$(282)	$(187)	$103

Huntsman Corporation

	Year ended			Year ended			Year ended
	December 31, 2025			December 31, 2024			December 31, 2023
		Tax			Tax			Tax
	Gross	and other(6)	Net	Gross	and other(6)	Net	Gross	and other(6)	Net
Reconciliation of net (loss) income to adjusted net (loss) income(1):
Net (loss) income			$(227)			$(127)			$153
Net income attributable to noncontrolling interests			(57)			(62)			(52)
Business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net	$(4)	$—	(4)	$21	$(17)	4	$4	$(1)	3
Loss (income) from discontinued operations(2)	9	—	9	38	(11)	27	(135)	17	(118)
Fair value adjustments to Venator investment, net and other tax matter adjustments	—	—	—	(12)	3	(9)	5	—	5
Certain legal and other settlements and related (income) expenses, net(3)	(30)	7	(23)	13	(3)	10	6	(1)	5
Loss on sale of business/assets	5	(1)	4	1	—	1	—	—	—
Loss on dissolution of subsidiaries(4)	—	—	—	39	—	39	—	—	—
Certain nonrecurring information technology project implementation costs	—	—	—	—	—	—	5	(1)	4
Amortization of pension and postretirement actuarial losses	34	(4)	30	39	(3)	36	37	(6)	31
Establishment of significant deferred tax asset valuation allowances, net(7)	—	1	1	—	23	23	—	14	14
Income tax settlement related to U.S. Tax Reform Act	—	—	—	—	5	5	—	—	—
Restructuring, impairment and plant closing and transition costs(5)	153	(7)	146	46	(6)	40	25	(3)	22
Adjusted net (loss) income(1)			$(121)			$(13)			$67

Weighted average shares-basic			172.6			172.1			177.4
Weighted average shares-diluted			172.6			172.1			177.4

Basic net (loss) income attributable to Huntsman Corporation per share:
Loss from continuing operations			$(1.60)			$(0.94)			$(0.10)
(Loss) income from discontinued operations			(0.05)			(0.16)			0.67
Net (loss) income			$(1.65)			$(1.10)			$0.57

Diluted net (loss) income attributable to Huntsman Corporation per share:
Loss from continuing operations			$(1.60)			$(0.94)			$(0.10)
(Loss) income from discontinued operations			(0.05)			(0.16)			0.67
Net (loss) income			$(1.65)			$(1.10)			$0.57

Other non-GAAP measures:
Diluted adjusted net (loss) income per share(1)			$(0.70)			$(0.08)			$0.37

Net cash provided by operating activities from continuing operations			$298			$285			$251
Capital expenditures from continuing operations			(173)			(184)			(230)
Free cash flow from continuing operations(1)			$125			$101			$21

Effective tax rate			(14)%			(156)%			65%
Impact of non-GAAP adjustments(8)			(74)%			211%			(31)%
Adjusted effective tax rate(1)			(88)%			55%			34%

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”
(2)	Includes the net loss (gain) on the sale of our Textile Effects Business. In addition to income tax impacts, this adjusting item is also impacted by depreciation and amortization expense and interest expense.
(3)	Certain legal and other settlements and related (income) expenses, net includes approximately $(33) million for income associated with a litigation matter during the year ended December 31, 2025 (see “Note 21. Commitments and Contingencies—Legal Matters” to our consolidated financial statements) and approximately $10 million related to the settlement of a claim in connection with a commercial dispute during the year ended December 31, 2024.
(4)	Loss on dissolution of subsidiaries for the year ended December 31, 2024 relates to the elimination and non-cash recognition of cumulative translation adjustments from accumulated other comprehensive loss due to the liquidation of certain subsidiaries.
(5)

Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe and our Corporate program to optimize our global approach to managed services in various information technology functions.

(6)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.
(7)	During the years ended December 31, 2025, 2024 and 2023, we established significant deferred tax asset valuation allowances of a net of $1 million ($9 million in Luxembourg, net of a release of $8 million in Germany), $23 million in Luxembourg and Germany and $14 million in the U.K., respectively. We eliminated the effect of these significant deferred tax asset valuation allowances from our presentation of adjusted net (loss) income to allow investors to better compare our ongoing financial performance from period to period.
(8)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net (loss) income to adjusted net (loss) income noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net; (b) EBITDA from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related (income) expenses, net; (e) loss on sale of business/assets; (f) loss on dissolution of subsidiaries; (g) certain nonrecurring information technology project implementation costs; (h) amortization of pension and postretirement actuarial losses; and (i) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration (gain) expenses and purchase accounting inventory adjustments, net; (b) (loss) income from discontinued operations; (c) fair value adjustments to Venator investment, net and other tax matter adjustments; (d) certain legal and other settlements and related (income) expenses, net; (e) loss on sale of business/assets; (f) loss on dissolution of subsidiaries; (g) certain nonrecurring information technology project implementation costs; (h) amortization of pension and postretirement actuarial losses; (i) establishment of significant deferred tax asset valuation allowances, net; (j) income tax settlement related to U.S. Tax Reform Act; and (k) restructuring, impairment and plant closing and transition costs. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

For the year ended December 31, 2025, loss from continuing operations attributable to Huntsman Corporation was $275 million as compared with $162 million in the 2024 period. For the year ended December 31, 2025, loss from continuing operations attributable to Huntsman International was $273 million as compared with $160 million in the 2024 period. The increases noted above were the result of the following items:

●

Revenues for the year ended December 31, 2025 decreased by $353 million, or 6%, as compared with the 2024 period. The decrease was primarily due to lower average selling prices in all our segments and lower sales volumes in our Performance Products and Advanced Materials segments. See “—Segment Analysis” below.

●

Gross profit for the year ended December 31, 2025 decreased by $115 million, or 13%, as compared with the 2024 period. The decrease resulted primarily from lower gross profits in all our segments. See “—Segment Analysis” below.

●

Our selling, general and administrative expenses and the selling, general and administrative expenses of Huntsman International both decreased by $1 million for the year ended December 31, 2025 as compared with the 2024 period primarily related to lower costs resulting from the impact of our restructuring programs, mostly offset by an increase in our incentive compensation accrual.

●

Restructuring, impairment and plant closing costs for the year ended December 31, 2025 increased by $109 million as compared with the 2024 period. For more information on restructuring activities, see “Note 13. Restructuring, Impairment and Plant Closing Costs” to our consolidated financial statements.

●	Income associated with litigation matter, net was approximately $33 million for year ended December 31, 2025. For further information, see “Note 21. Commitments and Contingencies—Legal Matters” to our consolidated financial statements.

●	Gain on acquisition of assets, net was approximately $5 million and $51 million for the years ended December 31, 2025 and 2024, respectively, representing net gains related to the separation and acquisition of assets of SLIC. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our consolidated financial statements.

●	Prepaid asset write-off was approximately $71 million for the year ended December 31, 2024. Concurrent with the acquisition of assets of SLIC, we wrote off certain prepaid assets related to operating agreements with SLIC and other joint venture partners. For further information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our consolidated financial statements.

●	Loss on dissolution of subsidiaries was approximately $39 million for the year ended December 31, 2024 related to the elimination and non-cash recognition of cumulative translation adjustments from accumulated other comprehensive loss due to the liquidation of certain subsidiaries in the fourth quarter of 2024.

●	Other operating (income) expense, net for the year ended December 31, 2025 was income of $18 million as compared with expense of $1 million in the 2024 period primarily related to an adjustment to a loss contingency accrual.

●	Equity in income of investment in unconsolidated affiliates for the year ended December 31, 2025 decreased to $4 million from $44 million in the 2024 period, primarily related to a decrease in income at our PO/MTBE joint venture with China, in which we hold a 49% interest.

●	Other income (expense), net for the year ended December 31, 2025 was income of $14 million as compared with income of $21 million in the 2024 period. The decrease was primarily due to income recognized during the year ended December 31, 2024 for the resolution of certain matters related to the 2017 separation of our titanium dioxide and performance additives business.

●

Our income tax expense for the year ended December 31, 2025 was $26 million as compared with $61 million in the 2024 period. The income tax expense of Huntsman International for the year ended December 31, 2025 was $27 million as compared with $62 million in the 2024 period. The decrease in income tax expense was primarily due to the increase in loss from continuing operations before income taxes and to our mix of income and losses in the tax specific jurisdictions in which we operate along with the impact of valuation allowances in certain tax jurisdictions. In particular, we recognize tax expense in specific jurisdictions with pre-tax income, but do not recognize a tax benefit of pre-tax losses in jurisdictions with valuation allowances. In addition, in 2025 we recognized discrete tax expense for valuation allowance establishments of approximately $5 million, which is lower than the tax expense recognized in 2024 for settlement of U.S. tax reform items of approximately $5 million and discrete establishments of valuation allowances of approximately $29 million. For further information, see “Note 20. Income Taxes” to our consolidated financial statements.

Segment Analysis

			Percent
			change
	Year ended December 31,		(unfavorable)
(Dollars in millions)	2025	2024	favorable
Revenues
Polyurethanes	$3,697	$3,900	(5)%
Performance Products	997	1,109	(10)%
Advanced Materials	1,021	1,055	(3)%
Total reportable segments’ revenues	5,715	6,064	(6)%
Intersegment eliminations	(32)	(28)	NM
Total	$5,683	$6,036	(6)%

Segment adjusted EBITDA(1)
Polyurethanes	$146	$245	(40)%
Performance Products	107	153	(30)%
Advanced Materials	161	179	(10)%

NM—Not meaningful
(1)

For more information regarding reconciliations of segment adjusted EBITDA of our reportable operating segments to (loss) income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 27. Operating Segment Information” to our consolidated financial statements.

	Year ended December 31, 2025 vs 2024
	Average selling prices(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(7)%	—	2%
Performance Products	(1)%	—	(9)%
Advanced Materials	(2)%	1%	(2)%

Combined segments	(5)%	—	(1)%

(1)	Excludes revenues from tolling arrangements, byproducts and raw materials.
(2)	Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The decrease in revenues in our Polyurethanes segment for 2025 compared to 2024 was primarily due to lower average selling prices, partially offset by higher sales volumes. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics. Sales volumes increased primarily due to some improved demand and share gains in certain markets, partially offset by a decrease in volumes due to the scheduled turnaround at our Rotterdam, the Netherlands manufacturing facility during the second quarter of 2025. The decrease in segment adjusted EBITDA was primarily due to lower MDI margins and lower equity earnings from our minority-owned joint venture in China, partially offset by lower raw materials costs and cost savings achieved from our cost optimization program.

Performance Products

The decrease in revenues in our Performance Products segment for 2025 compared to 2024 was primarily due to lower sales volumes and slightly lower average selling prices. Sales volumes decreased primarily due to discontinuing operations at our Moers, Germany maleic anhydride facility. Average selling prices decreased slightly primarily due to softer market conditions, partially offset by favorable mix. The decrease in segment adjusted EBITDA was primarily due to lower sales volumes and an unfavorable impact from inventory reductions, partially offset by lower variable direct costs and lower fixed costs.

Advanced Materials

The decrease in revenues in our Advanced Materials segment for 2025 compared to 2024 was primarily due to lower sales volumes and a slight decrease in average selling prices. Sales volumes decreased primarily in our infrastructure coatings market. The slight decrease in average selling prices was primarily due to unfavorable sales mix. The decrease in segment adjusted EBITDA was primarily due to the decrease in sales volumes and unfavorable sales mix.

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

For a comparison of both our results of operations and segment analysis for the fiscal years ended December 31, 2024 and 2023, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 18, 2025.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instruction I of Form 10-K.

Cash Flows For Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

 Net cash provided by operating activities from continuing operations for 2025 and 2024 was $298 million and $285 million, respectively. The increase in net cash provided by operating activities from continuing operations during 2025 compared with 2024 was primarily attributable to a net cash inflow of $168 million related to changes in operating assets and liabilities for 2025 as compared with 2024, mostly offset by a decrease of $84 million in dividends received from unconsolidated subsidiaries and a decrease of $71 million in operating loss from continuing operations adjusted for noncash activities as noted in our consolidated statements of cash flows.

Net cash used in investing activities from continuing operations for 2025 and 2024 was $132 million and $126 million, respectively. During 2025 and 2024, we paid $173 million and $184 million, respectively, for capital expenditures. During 2025, we received a $41 million final liquidating distribution from SLIC, and during 2024, we received approximately $30 million as an interim liquidating distribution from SLIC. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our consolidated financial statements. During 2024, we received $11 million related to the sale of assets, and we received $16 million for the sale of businesses, net, primarily related to the resolution of net working capital of $12 million from the sale of our Textile Effects Business. See “Note 4. Discontinued Operations—Sale of Textile Effects Business” to our consolidated financial statements.

Net cash used in financing activities for 2025 and 2024 was $76 million and $326 million, respectively. During 2025 and 2024, we had net borrowings (repayments) of $460 million and $(169) million, respectively, from our 2022 $1.2 billion senior unsecured revolving credit facility (“2022 Revolving Credit Facility”) and our U.S. accounts receivable securitization program (“U.S. 2025 A/R Program”) and European accounts receivable securitization program (“EU A/R Program” and collectively with the U.S. A/R Program, “A/R Programs”). During 2025, we paid approximately $315 million to satisfy and discharge our obligations under our 4.25% senior notes due April 2025 (“2025 Senior Notes”). During 2024, we received proceeds of approximately $350 million related to the issuance of our 5.70% senior notes due 2034 (“2034 Senior Notes”). See “Note 15. Debt—Direct and Subsidiary Debt—Senior Notes” to our consolidated financial statements. During 2024, HPS paid approximately $218 million against the note payable with SLIC for the acquisition of assets. “See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our consolidated financial statements.

Free cash flow from continuing operations for 2025 and 2024 were proceeds of cash of $125 million and $101 million, respectively. The improvement in free cash flow from continuing operations during 2025 as compared with 2024 was attributable to an increase in cash provided by operating activities from continuing operations and a decrease in cash used for capital expenditures.

Cash Flows For Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

For a comparison of our cash flows for the fiscal years ended December 31, 2024 and 2023, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 18, 2025.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	December 31,	December 31,	Increase	Percent
	2025	2024	(decrease)	change
Cash and cash equivalents	$429	$340	$89	26%
Accounts and notes receivable, net	677	725	(48)	(7)%
Inventories	818	917	(99)	(11)%
Prepaid expenses	94	114	(20)	(18)%
Other current assets	46	29	17	59%
Total current assets	2,064	2,125	(61)	(3)%
Accounts payable	721	770	(49)	(6)%
Accrued liabilities	458	416	42	10%
Current portion of debt	353	325	28	9%
Current operating lease liabilities	57	54	3	6%
Total current liabilities	1,589	1,565	24	2%
Working capital	$475	$560	$(85)	(15)%

Our working capital decreased by $85 million as a result of the net impact of the following significant changes:

●

The increase in cash and cash equivalents of $89 million resulted from the matters identified on our consolidated statements of cash flows. See also “—Cash Flows For Year Ended December 31, 2025 Compared with Year Ended December 31, 2024.”

●	Accounts and notes receivable, net decreased by $48 million primarily due to lower revenues in the fourth quarter of 2025 as compared with the fourth quarter of 2024.

●	Inventories decreased by $99 million primarily due to lower inventory costs and volumes.

●	Prepaid expenses decreased by $20 million primarily due to lower prepaid information technology costs recorded at the end of 2025 as compared with the end of 2024 as well as a decrease in prepaid insurance premiums.

●	Other current assets increased by $17 million primarily due to an increase in current taxes receivable and non-qualified employee benefit plan investments.

●	Accounts payable decreased by $49 million primarily due to lower inventory purchases, partially offset by extended vendor payment terms under our supplier finance program.

●	Accrued liabilities increased by $42 million primarily due to increases in accrued restructuring, accrued compensation, accrued taxes other than income and accrued rebates, partially offset by a decrease in accrued income taxes.

●	Current portion of debt increased by $28 million primarily due to an increase in our borrowings under our 2022 Revolving Credit Facility, partially offset by the satisfaction and discharge of our obligations under our 2025 Senior Notes during the first quarter of 2025.

Liquidity

We depend upon our cash, our revolving credit facility, our A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of December 31, 2025, we had $1,323 million of combined cash and unused borrowing capacity, consisting of $429 million in cash, $854 million in availability under our 2022 Revolving Credit Facility and $40 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●	During 2026, we expect our spend on capital expenditures to approximate our 2025 spend on capital expenditures. Our future expenditures include certain environmental, health and safety upgrades; expansions and upgrades of our existing manufacturing and other facilities; construction of new facilities; certain cost reduction projects, including those described below; and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.
●	During 2026, we expect to make contributions to our pension and postretirement benefit plans of approximately $44 million.
●	As of December 31, 2025, we have approximately $547 million remaining under the authorization of our existing share repurchase program. We currently do not expect to repurchase any shares of our common stock under this program during 2026.

Long-Term Liquidity

●	On February 9, 2026, Huntsman International entered into a new $800 million secured revolving credit facility (“2026 Revolving Credit Facility”) replacing the 2022 Revolving Credit Facility. Borrowings bear interest at the rates specified in the credit agreement governing the 2026 Revolving Credit Facility, which vary based on the type of loan, leverage ratio and debt ratings. The 2026 Revolving Credit Facility has a maturity date of February 9, 2031. Huntsman International may increase the 2026 Revolving Credit Facility commitments by up to $400 million, plus additional amounts, subject to the satisfaction of certain conditions.
●	On November 3, 2025, our Board of Directors declared a $0.0875 per share cash dividend on our common stock. This represents a 65% decrease from the then previous dividend.

As of December 31, 2025, we had  $353 million classified as current portion of debt, including $343 million outstanding under our 2022 Revolving Credit Facility, debt at our variable interest entities of  $7 million and certain other short-term facilities and scheduled amortization payments totaling $3 million. We intend to renew, repay or extend these short-term facilities in the next twelve months.

As of December 31, 2025, we had approximately $427 million of cash and cash equivalents, including restricted cash, held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

For more information regarding our debt, see “Note 15. Debt” to our consolidated financial statements.

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

Income Taxes

Deferred income taxes reflect the net effects of temporary differences between assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized; valuation allowances are recorded to offset deferred tax assets unlikely to be realized. Valuation allowances are reviewed each period on a tax jurisdiction basis and analyzed to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits our ability to consider other evidence, such as our projections for the future. Changes in expected future taxable income and tax planning strategies in applicable jurisdictions affect our assessment of the realization of deferred tax assets. Our judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning strategy associated with utilizing a deferred tax asset. As of December 31, 2025, we had total valuation allowances of $340 million, which represents an increase of $85 million from the prior year, and we have recognized a net deferred tax liability of $107 million. See “Note 20. Income Taxes” to our consolidated financial statements for more information regarding our deferred tax assets and valuation allowances.

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

We retain third party actuaries to assist us with judgments necessary to make assumptions on which our employee pension and postretirement benefit plan obligations and expenses are based. The effects of a 1% change in three key assumptions are summarized as follows (dollars in millions):

	Statement of	Balance sheet
Assumptions	operations(1)	impact(2)
Discount rate
—1% increase	$(15)	$(223)
—1% decrease	16	251
Expected long-term rates of return on plan assets
—1% increase	(22)	—
—1% decrease	22	—
Rate of compensation increase
—1% increase	3	26
—1% decrease	(3)	(12)

(1)	Estimated (decrease) increase on 2025 net periodic benefit cost
(2)	Estimated (decrease) increase on December 31, 2025 pension and postretirement liabilities and accumulated other comprehensive loss

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, such as changes in interest rates, foreign exchange rates and commodity prices. From time to time, we enter into transactions, including transactions involving derivative instruments, to manage certain of these exposures. We also hedge our net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive loss. For more information on interest rate risk, foreign exchange rate risk and commodity prices risk, see “Note 16. Derivative Instruments and Hedging Activities” to our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting for our Company and Huntsman International and concluded that, as of December 31, 2025, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Huntsman Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

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
February 18, 2026

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report for the fiscal year ended December 31, 2025 because we will file a definitive proxy statement for the 2025 Annual Meeting of Stockholders pursuant to Regulation 14A of Exchange Act, not later than 120 days after our fiscal year ended December 31, 2025, and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

3.	Exhibits:

The exhibits to this report are listed on the Exhibit Index below.

(b)	Description of exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Huntsman Corporation	8-K	3.1	April 21, 2023
3.2	Seventh Amended and Restated Bylaws of Huntsman Corporation dated as of April 21, 2023	8-K	3.2	April 21, 2023
4.1	Form of stock certificate of Huntsman Corporation	S-1	4.68	February 8, 2005
4.2	Indenture, dated as of March 31, 2015, by and among Huntsman International LLC, the guarantors named therein, Citibank, N.A., London Branch, as paying agent, transfer agent, registrar and authenticating agent, and Wilmington Trust, National Association, as trustee	8-K	4.1	April 2, 2015
4.3	Form of 4.25% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2)	8-K	4.1	April 2, 2015
4.4	Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee	8-K	4.1	March 13, 2019
4.5	First Supplemental Indenture, dated as of March 13, 2019, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee	8-K	4.2	March 13, 2019
4.6	Form of 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.5)	8-K	4.3	March 13, 2019
4.7	Second Supplemental Indenture, dated as of May 26, 2021, by and between Huntsman International LLC and Wilmington Trust, National Association, as trustee	8-K	4.2	May 26, 2021
4.8	Form of 2.950% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.7)	8-K	4.3	May 26, 2021
4.9	Description of Securities	10-K	4.9	February 18, 2025
4.10	Indenture, dated as of September 26, 2024, by and between Huntsman International LLC and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	September 26, 2024
4.11	First Supplemental Indenture, dated as of September 24, 2024, by and between Huntsman International LLC and U.S. Bank Trust Company, National Association, as trustee	8-K	4.2	September 26, 2024
4.12	Form of 5.700% Senior Notes due 2034 (included as Exhibit A to Exhibit 4.11)	8-K	4.2	September 26, 2024
10.1	Form of Indemnification Agreement	S-1/A	10.25	February 8, 2005
10.2	Amended and Restated Huntsman Supplemental Executive Retirement Plan	8-K	10.1	December 30, 2005
10.3	Huntsman Supplemental Executive MPP Plan	8-K	10.2	December 30, 2005
10.4	Amended and Restated Huntsman Supplemental Savings Plan	8-K	10.3	December 30, 2005
10.5	Huntsman Outside Directors Elective Deferral Plan	8-K	10.4	December 30, 2005
10.6	First Amendment to Huntsman Supplemental Executive Retirement Plan	10-K	10.32	February 22, 2008
10.7	First Amendment to Huntsman Supplemental Executive MPP Plan	10-K	10.33	February 22, 2008
10.8	First Amendment to Huntsman Supplemental Savings Plan	10-K	10.34	February 22, 2008
10.9	Second Amendment to Huntsman Supplemental Savings Plan	10-K	10.35	February 22, 2008
10.10	First Amendment to Huntsman Outside Directors Elective Deferral Plan	10-K	10.36	February 22, 2008
10.11	U.S. Receivables Loan Agreement dated as of October 16, 2009	8-K	10.1	October 22, 2009
10.12	U.S. Contribution Agreement dated as of October 16, 2009 between Huntsman International LLC and Huntsman Receivables Finance II LLC	8-K	10.2	October 22, 2009
10.13	Second Amendment to Huntsman Supplemental Executive Retirement Plan	10-K	10.38	February 17, 2011
10.14	Third Amendment to Huntsman Supplemental Executive Retirement Plan	10-K	10.39	February 17, 2011
10.15	Form of Nonqualified Stock Option Agreement effective for grants from February 2, 2011 to May 5, 2016	10-K	10.42	February 17, 2011
10.16	Form of Restricted Stock Unit Agreement for Outside Directors effective for grants from February 2, 2011 to May 5, 2016	10-K	10.43	February 17, 2011
10.17	Master Amendment No. 2 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 18, 2011	8-K	10.1	April 20, 2011
10.18	Second Amendment to Huntsman Outside Directors Elective Deferral Plan	10-Q	10.5	May 5, 2011

10.19	Third Amendment to Huntsman Outside Directors Elective Deferral Plan	10-Q	10.6	May 5, 2011
10.20	Master Amendment No. 3 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents dated as of April 29, 2013	8-K	10.1	May 2, 2013
10.21	Huntsman Corporation Stock Incentive Plan (amended and restated)	8-K	10.1	May 12, 2014
10.22	Amendment to the Huntsman Corporation Stock Incentive Plan Nonqualified Stock Option Agreement effective for grants through May 5, 2016	10-K	10.66	February 18, 2015
10.23	Master Amendment No. 4 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents and Waiver, dated as of March 30, 2015	8-K	10.2	April 2, 2015
10.24	Huntsman Corporation 2016 Stock Incentive Plan	8-K	10.1	May 11, 2016
10.25	Form of Nonqualified Stock Option Agreement effective for grants from May 5, 2016 to January 31, 2017	S-8	99.1	May 31, 2016
10.26	Form of Phantom Share Agreement	10-K	10.66	February 15, 2017
10.27	Form of Performance Share Unit Award Agreement	10-K	10.67	February 15, 2017
10.28	Form of Nonqualified Stock Option Agreement	10-K	10.68	February 15, 2017
10.29	Form of Restricted Stock Agreement	10-K	10.69	February 15, 2017
10.30	Form of Stock Unit Agreement for Outside Directors	10-K	10.70	February 15, 2017
10.31	Form of Notice of Award of Common Stock	10-K	10.71	February 15, 2017
10.32	Master Amendment No. 6 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S Receivables Purchase Agreement and Transaction Documents dated as of April 21, 2017	10-Q	10.2	April 26, 2017
10.33	Master Amendment No. 7 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of April 18, 2019	10-K	10.41	April 24, 2019
10.34	Amended and Restated European Contribution Agreement, dated as of April 18, 2019	10-K	10.41	February 12, 2021
10.35	Master Amendment No. 8 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of December 3, 2019	10-K	10.52	February 13, 2020
10.36	Huntsman Executive Severance Plan (as amended and restated effective February 19, 2020)	8-K	10.1	February 19, 2020
10.37	Master Amendment No. 9 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents and Waiver, dated as of October 30, 2020	10-K	10.45	February 12, 2021
10.38	Master Amendment No. 10 to U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of July 1, 2021	10-Q	10.1	July 30, 2021
10.39	Credit Agreement, dated May 20, 2022, between Huntsman International LLC, Citibank, N.A., as administrative agent, Citibank, N.A., BOFA Securities, Inc., PNC Capital Markets LLC, TD Securities (USA) LLC and Truist Securities, Inc., as Co-Sustainability Structuring Agents, Bank of America, N.A., PNC Bank, National Association, The Toronto Dominion Bank, New York Branch and Truist Bank, as co-syndication agents, and BMO Harris Bank N.A., Industrial and Commercial Bank of China Limited, New York Branch JPMorgan Chase Bank, N.A. and MUFG Bank, Ltd, as co-documentation agents, and the lenders thereto	8-K	10.1	May 23, 2022
10.40	Master Amendment No. 11 to U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of January 22, 2024	10-K	10.43	February 22, 2024
10.41	Further Amended and Restated European Receivables Loan Agreement, dated as of January 31, 2024	10-K	10.44	February 22, 2024
10.42	First Amendment to the Credit Agreement, dated February 12, 2025, by and among Huntsman International LLC, the Lenders party thereto and Citibank, N.A., as Administrative Agent for the Lenders	10-K	10.43	February 18, 2025
10.43	Third Amended and Restated Severance Agreement, dated February 14, 2025, between Huntsman Corporation and Peter R. Huntsman	10-K	10.44	February 18, 2025
10.44	Huntsman Corporation 2025 Stock Incentive Plan	8-K	10.1	May 2, 2025
10.45	Second Amendment to the Credit Agreement, dated as of May 23, 2025, by and among Huntsman International LLC, Citibank, N.A., as Administrative Agent	8-K	10.1	May 27, 2025
10.46	Form of Restricted Stock Agreement	S-8	4.4	May 2, 2025
10.47	Form of Restricted Stock Unit Agreement (3-year)	S-8	4.5	May 2, 2025
10.48	Form of Phantom Share Agreement	S-8	4.6	May 2, 2025
10.49	Form of Performance Share Unit Agreement (3-year)	S-8	4.7	May 2, 2025
10.50	Form of Common Stock Award Agreement	S-8	4.8	May 2, 2025
10.51	Form of Stock Unit Award Agreement	S-8	4.9	May 2, 2025
10.52*	Master Amendment No. 12 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables purchase Agreement and Transaction Documents, dated as of December 10, 2025
10.53	Master Amendment No. 13 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement, U.S. Receivables Purchase Agreement and Transaction Documents, dated as of December 29, 2025	8-K	10.1	January 5, 2026
10.54*	Consulting Services Agreement, effective as of January 1, 2026, by and between Huntsman International LLC and David Stryker
10.55*	Consulting Services Agreement, effective as of January 1, 2026, by and between Huntsman International LLC and Anthony Hankins
10.56	Credit Agreement, dated February 9, 2026, among Huntsman International LLC, Citibank, N.A., as Administrative Agent and Collateral Agent, and the lenders thereto	8-K	10.1	February 13, 2026
19.1	Huntsman Corporation Insider Trading Policy	10-K	19.1	February 18, 2025
21.1*	Subsidiaries of Huntsman Corporation
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Huntsman Corporation Clawback Policy	10-K	97	February 22, 2024
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2026

Huntsman Corporation Huntsman International LLC

By:	/s/ Philip M. Lister
Philip M. Lister Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman Corporation in the capacities indicated on the 18 th day of February 2026.

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
Chair of the Sustainability Committee and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Huntsman International LLC in the capacities indicated on the 18th day of February 2026.

/s/ Peter R. Huntsman	/s/ Philip M. Lister
Peter R. Huntsman President, Chief Executive Officer and Manager (Principal Executive Officer)	Philip M. Lister Executive Vice President, Chief Financial Officer and Manager (Principal Financial Officer)

/s/ Steven C. Jorgensen	/s/ Amy K. Smedley
Steven C. Jorgensen Vice President and Controller (Authorized Signatory and Principal Accounting Officer)	Amy K. Smedley Executive Vice President, General Counsel, Secretary and Manager

HUNTSMAN CORPORATION AND SUBSIDIARIES

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Huntsman Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index on page F-1 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Income Taxes—Realizability of Deferred Tax Assets—Refer to Notes 2 and 20 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are evaluated on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. In evaluating the objective evidence that historical results provide, the Company considers cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits the Company’s ability to consider other evidence such as projections for the future. Changes in expected future taxable income and tax planning strategies in applicable jurisdictions affect the Company’s assessment of the realization of deferred tax assets. The Company’s judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning strategy associated with utilizing a deferred tax asset. The Company’s valuation allowances as of December 31, 2025, were $340 million.

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
February 18, 2026

We have served as the Company’s auditor since 1984.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$429	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $8 for both), ($281 and $233 pledged as collateral, respectively)(1)	670	718
Accounts receivable from affiliates	7	7
Inventories(1)	818	917
Prepaid expenses	94	114
Other current assets	46	29
Total current assets	2,064	2,125
Property, plant and equipment, net(1)	2,486	2,493
Investment in unconsolidated affiliates	309	346
Intangible assets, net	308	344
Goodwill	630	633
Deferred income taxes	49	69
Operating lease right-of-use assets	365	382
Other noncurrent assets(1)	804	722
Total assets	$7,015	$7,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$699	$758
Accounts payable to affiliates	22	12
Accrued liabilities(1)	458	416
Current portion of debt(1)	353	325
Current operating lease liabilities(1)	57	54
Total current liabilities	1,589	1,565
Long-term debt(1)	1,658	1,510
Deferred income taxes	156	204
Noncurrent operating lease liabilities(1)	333	348
Other noncurrent liabilities(1)	322	324
Total liabilities	4,058	3,951
Commitments and contingencies (Notes 21 and 22)
Equity
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 263,229,465 and 262,751,907 shares issued and 172,622,337 and 172,144,779 shares outstanding, respectively	3	3
Additional paid-in capital	4,261	4,233
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(28)	(32)
Retained earnings	1,810	2,245
Accumulated other comprehensive loss	(1,006)	(1,200)
Total Huntsman Corporation stockholders’ equity	2,750	2,959
Noncontrolling interests in subsidiaries	207	204
Total equity	2,957	3,163
Total liabilities and equity	$7,015	$7,114

(1)

At December 31, 2025 and December 31, 2024, respectively, $3 and $6 of cash and cash equivalents, $24 and $19 of accounts and notes receivable (net), $50 and $57 of inventories, $122 and $124 of property, plant and equipment (net), $35 and $37 of other noncurrent assets, $91 and $111 of accounts payable, $22 and $21 of accrued liabilities, $7 and $9 of current portion of debt, $6 each of current operating lease liabilities, nil and $7 of long-term debt, $12 and $15 of noncurrent operating lease and $15 and $16 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheets captions above. See “Note 8. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Year ended December 31,
	2025	2024	2023
Revenues:
Trade sales, services and fees, net	$5,578	$5,887	$5,985
Related party sales	105	149	126
Total revenues	5,683	6,036	6,111
Cost of goods sold	4,932	5,170	5,205
Gross profit	751	866	906
Operating expenses:
Selling, general and administrative	670	671	689
Research and development	120	121	115
Restructuring, impairment and plant closing costs	148	39	18
Income associated with litigation matter, net	(33)	—	—
Gain on acquisition of assets, net	(5)	(51)	—
Prepaid asset write-off	—	71	—
Loss on dissolution of subsidiaries	—	39	—
Other operating (income) expense, net	(18)	1	—
Total operating expenses	882	891	822
Operating (loss) income	(131)	(25)	84
Interest expense, net	(79)	(79)	(65)
Equity in income of investment in unconsolidated affiliates	4	44	83
Other income (expense), net	14	21	(3)
(Loss) income from continuing operations before income taxes	(192)	(39)	99
Income tax expense	(26)	(61)	(64)
(Loss) income from continuing operations	(218)	(100)	35
(Loss) income from discontinued operations, net of tax	(9)	(27)	118
Net (loss) income	(227)	(127)	153
Net income attributable to noncontrolling interests	(57)	(62)	(52)
Net (loss) income attributable to Huntsman Corporation	$(284)	$(189)	$101

Basic (loss) income per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(1.60)	$(0.94)	$(0.10)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.05)	(0.16)	0.67
Net (loss) income attributable to Huntsman Corporation common stockholders	$(1.65)	$(1.10)	$0.57
Weighted average shares	172.6	172.1	177.4

Diluted (loss) income per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(1.60)	$(0.94)	$(0.10)
(Loss) income from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.05)	(0.16)	0.67
Net (loss) income attributable to Huntsman Corporation common stockholders	$(1.65)	$(1.10)	$0.57
Weighted average shares	172.6	172.1	177.4

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(275)	$(162)	$(17)
(Loss) income from discontinued operations, net of tax	(9)	(27)	118
Net (loss) income	$(284)	$(189)	$101

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Year ended December 31,
	2025	2024	2023
Net (loss) income	$(227)	$(127)	$153
Other comprehensive income, net of tax:
Foreign currency translations adjustments	132	(61)	34
Pension and other postretirement benefits adjustments	62	104	(4)
Other, net	4	3	(10)
Other comprehensive income, net of tax	198	46	20
Comprehensive (loss) income	(29)	(81)	173
Comprehensive income attributable to noncontrolling interests	(61)	(63)	(49)
Comprehensive (loss) income attributable to Huntsman Corporation	$(90)	$(144)	$124

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share and Per Share Amounts)

	Huntsman Corporation Stockholders’ Equity
							Accumulated
	Shares of		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2023	183,634,464	$3	$4,156	$(1,937)	$(35)	$2,705	$(1,268)	$216	$3,840
Net income	—	—	—	—	—	101	—	52	153
Other comprehensive income	—	—	—	—	—	—	23	(3)	20
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—	—
Vesting of stock awards	1,028,971	—	5	—	—	—	—	—	5
Recognition of stock-based compensation	—	—	1	—	26	—	—	—	27
Repurchase and cancellation of stock awards	(307,093)	—	—	—	—	(10)	—	—	(10)
Stock options exercised	320,364	—	9	—	—	(4)	—	—	5
Treasury stock repurchased	(13,093,375)	—	—	(353)	—	—	—	—	(353)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(36)	(36)
Dividends declared on common stock ($0.95 per share)	—	—	—	—	—	(170)	—	—	(170)
Acquisition of noncontrolling interests, net of tax	—	—	(1)	—	—	—	—	(2)	(3)
Balance, December 31, 2023	171,583,331	3	4,202	(2,290)	(41)	2,622	(1,245)	227	3,478
Net (loss) income	—	—	—	—	—	(189)	—	62	(127)
Other comprehensive income	—	—	—	—	—	—	45	1	46
Issuance of nonvested stock awards	—	—	20	—	(20)	—	—	—	—
Vesting of stock awards	728,499	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	29	—	—	—	29
Repurchase and cancellation of stock awards	(234,161)	—	—	—	—	(5)	—	—	(5)
Stock options exercised	67,110	—	9	—	—	(9)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(86)	(86)
Dividends declared on common stock ($1.00 per share)	—	—	—	—	—	(174)	—	—	(174)
Balance, December 31, 2024	172,144,779	3	4,233	(2,290)	(32)	2,245	(1,200)	204	3,163
Net (loss) income	—	—	—	—	—	(284)	—	57	(227)
Other comprehensive income	—	—	—	—	—	—	194	4	198
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	630,694	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	29	—	—	—	29
Repurchase and cancellation of stock awards	(181,563)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	28,427	—	1	—	—	—	—	—	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)
Dividends declared on common stock ($0.8375 per share)	—	—	—	—	—	(148)	—	—	(148)
Balance, December 31, 2025	172,622,337	$3	$4,261	$(2,290)	$(28)	$1,810	$(1,006)	$207	$2,957

See accompanying notes to consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2025	2024	2023
Operating activities:
Net (loss) income	$(227)	$(127)	$153
Less: Loss (income) from discontinued operations, net of tax	9	27	(118)
(Loss) income from continuing operations	(218)	(100)	35
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(4)	(44)	(83)
Cash received from return on investment in unconsolidated subsidiary	17	101	59
Depreciation and amortization	287	289	278
Noncash lease expense	75	76	68
Gain on acquisition of assets, net	(5)	(51)	—
Noncash prepaid asset write-off	—	71	—
Loss on dissolution of subsidiaries	—	39	—
Noncash restructuring and impairment charges	100	10	11
Deferred income taxes	(32)	(15)	(10)
Stock-based compensation	31	30	28
Other, net	9	9	24
Changes in operating assets and liabilities:
Accounts and notes receivable	71	7	103
Inventories	133	(77)	125
Prepaid expenses	26	(34)	6
Other current assets	(5)	22	24
Other noncurrent assets	(87)	(163)	60
Accounts payable	(88)	69	(224)
Accrued liabilities	3	23	(31)
Other noncurrent liabilities	(15)	23	(222)
Net cash provided by operating activities from continuing operations	298	285	251
Net cash used in operating activities from discontinued operations	(9)	(22)	(42)
Net cash provided by operating activities	289	263	209

Investing activities:
Capital expenditures	(173)	(184)	(230)
Cash received from return of investment in unconsolidated subsidiary	41	30	—
Cash received from sale of businesses, net	—	16	544
Cash received from sale of assets	—	11	—
Other, net	—	1	(5)
Net cash (used in) provided by investing activities from continuing operations	(132)	(126)	309
Net cash used in investing activities from discontinued operations	—	—	(4)
Net cash (used in) provided by investing activities	(132)	(126)	305

Financing activities:
Net borrowings (repayments) on revolving loan facilities	460	(169)	(51)
Proceeds from long-term debt	—	349	—
Repayments of long-term debt	(328)	(13)	(11)
Principal payments on note payable	—	(218)	—
Dividends paid to common stockholders	(146)	(174)	(169)
Distributions paid to noncontrolling interests	(58)	(86)	(36)
Repurchase of common stock	—	(4)	(349)
Repurchase and cancellation of stock awards	(3)	(5)	(10)
Proceeds from issuance of common stock	—	—	5
Other, net	(1)	(6)	1
Net cash used in financing activities	(76)	(326)	(620)
Effect of exchange rate changes on cash	8	(11)	(8)
Increase (decrease) in cash and cash equivalents	89	(200)	(114)
Cash and cash equivalents at beginning of period	340	540	654
Cash and cash equivalents at end of period	$429	$340	$540

Supplemental cash flow information:
Cash paid for interest	$86	$77	$68
Cash paid for income taxes	98	90	97

As of December 31, 2025, 2024 and 2023, the amount of capital expenditures in accounts payable was $32 million, $25 million and $23 million, respectively.

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Huntsman International LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Huntsman International LLC and subsidiaries (“Huntsman International”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Huntsman International as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Income Taxes—Realizability of Deferred Tax Assets—Refer to Notes 2 and 20 to the financial statements

Critical Audit Matter Description

Huntsman International recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Huntsman International files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances are evaluated on a tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets for each jurisdiction. In evaluating the objective evidence that historical results provide, Huntsman International considers cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limits Huntsman International’s ability to consider other evidence such as projections for the future. Changes in expected future taxable income and tax planning strategies in applicable jurisdictions affect Huntsman International’s assessment of the realization of deferred tax assets. Huntsman International’s judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning strategy associated with utilizing a deferred tax asset. Huntsman International’s valuation allowances as of December 31, 2025, were $340 million.

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
February 18, 2026

We have served as Huntsman International’s auditor since 1984.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents(1)	$429	$340
Accounts and notes receivable (net of allowance for doubtful accounts of $8 for both), ($281 and $233 pledged as collateral, respectively)(1)	670	718
Accounts receivable from affiliates	7	7
Inventories(1)	818	917
Prepaid expenses	94	114
Other current assets	46	29
Total current assets	2,064	2,125
Property, plant and equipment, net(1)	2,486	2,493
Investment in unconsolidated affiliates	309	346
Intangible assets, net	308	344
Goodwill	630	633
Deferred income taxes	49	69
Operating lease right-of-use assets	365	382
Other noncurrent assets(1)	804	722
Total assets	$7,015	$7,114

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$699	$758
Accounts payable to affiliates	22	12
Accrued liabilities(1)	455	411
Current portion of debt(1)	353	325
Current operating lease liabilities(1)	57	54
Total current liabilities	1,586	1,560
Long-term debt(1)	1,658	1,510
Deferred income taxes	160	207
Noncurrent operating lease liabilities(1)	332	348
Other noncurrent liabilities(1)	315	319
Total liabilities	4,051	3,944
Commitments and contingencies (Notes 21 and 22)
Equity
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,843	3,814
Retained earnings	(96)	337
Accumulated other comprehensive loss	(990)	(1,185)
Total Huntsman International LLC members’ equity	2,757	2,966
Noncontrolling interests in subsidiaries	207	204
Total equity	2,964	3,170
Total liabilities and equity	$7,015	$7,114

(1)	At December 31, 2025 and December 31, 2024, respectively, $3 and $6 of cash and cash equivalents, $24 and $19 of accounts and notes receivable (net), $50 and $57 of inventories, $122 and $124 of property, plant and equipment (net), $35 and $37 of other noncurrent assets, $91 and $111 of accounts payable, $22 and $21 of accrued liabilities, $7 and $9 of current portion of debt, $6 each of current operating lease liabilities, nil and $7 of long-term debt, $12 and $15 of noncurrent operating lease and $15 and $16 of other noncurrent liabilities from consolidated variable interest entities are included in the respective Balance Sheets captions above. See “Note 8. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2025	2024	2023
Revenues:
Trade sales, services and fees, net	$5,578	$5,887	$5,985
Related party sales	105	149	126
Total revenues	5,683	6,036	6,111
Cost of goods sold	4,932	5,170	5,205
Gross profit	751	866	906
Operating expenses:
Selling, general and administrative	667	668	686
Research and development	120	121	115
Restructuring, impairment and plant closing costs	148	39	18
Income associated with litigation matter, net	(33)	—	—
Gain on acquisition of assets, net	(5)	(51)	—
Prepaid asset write-off	—	71	—
Loss on dissolution of subsidiaries	—	39	—
Other operating (income) expense, net	(18)	1	—
Total operating expenses	879	888	819
Operating (loss) income	(128)	(22)	87
Interest expense, net	(79)	(79)	(65)
Equity in income of investment in unconsolidated affiliates	4	44	83
Other income (expense), net	14	21	(3)
(Loss) income from continuing operations before income taxes	(189)	(36)	102
Income tax expense	(27)	(62)	(65)
(Loss) income from continuing operations	(216)	(98)	37
(Loss) income from discontinued operations, net of tax	(9)	(27)	118
Net (loss) income	(225)	(125)	155
Net income attributable to noncontrolling interests	(57)	(62)	(52)
Net (loss) income attributable to Huntsman International LLC	$(282)	$(187)	$103

Amounts attributable to Huntsman International LLC :
Loss from continuing operations	$(273)	$(160)	$(15)
(Loss) income from discontinued operations, net of tax	(9)	(27)	118
Net (loss) income	$(282)	$(187)	$103

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Year ended December 31,
	2025	2024	2023
Net (loss) income	$(225)	$(125)	$155
Other comprehensive income, net of tax:
Foreign currency translations adjustments	133	(61)	34
Pension and other postretirement benefits adjustments	62	104	(4)
Other, net	4	3	(10)
Other comprehensive income, net of tax	199	46	20
Comprehensive (loss) income	(26)	(79)	175
Comprehensive income attributable to noncontrolling interests	(61)	(63)	(49)
Comprehensive (loss) income attributable to Huntsman International LLC	$(87)	$(142)	$126

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
				Accumulated
				other	Noncontrolling
	Members’ equity		Retained	comprehensive	interests in	Total
	Units	Amount	earnings	loss	subsidiaries	equity
Balance, December 31, 2022	2,728	$3,759	$1,130	$(1,253)	$216	$3,852
Net income	—	—	103	—	52	155
Other comprehensive income	—	—	—	23	(3)	20
Dividends paid to parent	—	—	(172)	—	—	(172)
Contribution from parent	—	27	—	—	—	27
Distributions to noncontrolling interests	—	—	—	—	(36)	(36)
Distribution to parent	—	—	(352)	—	—	(352)
Acquisition of noncontrolling interest	—	(1)	—	—	(2)	(3)
Balance, December 31, 2023	2,728	3,785	709	(1,230)	227	3,491
Net (loss) income	—	—	(187)	—	62	(125)
Other comprehensive income	—	—	—	45	1	46
Dividends paid to parent	—	—	(172)	—	—	(172)
Contribution from parent	—	29	—	—	—	29
Distributions to noncontrolling interests	—	—	—	—	(86)	(86)
Distribution to parent	—	—	(13)	—	—	(13)
Balance, December 31, 2024	2,728	3,814	337	(1,185)	204	3,170
Net (loss) income	—	—	(282)	—	57	(225)
Other comprehensive income	—	—	—	195	4	199
Dividends paid to parent	—	—	(145)	—	—	(145)
Contribution from parent	—	29	—	—	—	29
Distributions to noncontrolling interests	—	—	—	—	(58)	(58)
Distribution to parent	—	—	(6)	—	—	(6)
Balance, December 31, 2025	2,728	$3,843	$(96)	$(990)	$207	$2,964

See accompanying notes to consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2025	2024	2023
Operating activities:
Net (loss) income	$(225)	$(125)	$155
Less: Loss (income) from discontinued operations, net of tax	9	27	(118)
(Loss) income from continuing operations	(216)	(98)	37
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(4)	(44)	(83)
Cash received from return on investment in unconsolidated subsidiary	17	101	59
Depreciation and amortization	287	289	278
Noncash lease expense	75	76	68
Gain on acquisition of assets, net	(5)	(51)	—
Noncash prepaid asset write-off	—	71	—
Loss on dissolution of subsidiaries	—	39	—
Noncash restructuring and impairment charges	100	10	11
Deferred income taxes	(31)	(16)	(10)
Noncash compensation	29	29	27
Other, net	9	7	23
Changes in operating assets and liabilities:
Accounts and notes receivable	71	7	103
Inventories	133	(77)	125
Prepaid expenses	26	(34)	6
Other current assets	(5)	27	25
Other noncurrent assets	(87)	(163)	60
Accounts payable	(88)	69	(223)
Accrued liabilities	3	20	(31)
Other noncurrent liabilities	(15)	23	(222)
Net cash provided by operating activities from continuing operations	299	285	253
Net cash used in operating activities from discontinued operations	(9)	(22)	(42)
Net cash provided by operating activities	290	263	211

Investing activities:
Capital expenditures	(173)	(184)	(230)
Cash received from return of investment in unconsolidated subsidiary	41	30	—
Cash received from sale of businesses, net	—	16	544
Cash received from sale of assets	—	11	—
Increase in receivable from affiliate	(6)	(13)	(352)
Other, net	1	2	(4)
Net cash used in investing activities from continuing operations	(137)	(138)	(42)
Net cash used in investing activities from discontinued operations	—	—	(4)
Net cash used in investing activities	(137)	(138)	(46)

Financing activities:
Net borrowings (repayments) on revolving loan facilities	460	(169)	(51)
Proceeds from long-term debt	—	349	—
Repayments of long-term debt	(328)	(13)	(11)
Principal payments on note payable	—	(218)	—
Dividends paid to parent	(145)	(172)	(172)
Distributions paid to noncontrolling interests	(58)	(86)	(36)
Other, net	(1)	(5)	(1)
Net cash used in financing activities	(72)	(314)	(271)
Effect of exchange rate changes on cash	8	(11)	(8)
Increase (decrease) in cash and cash equivalents	89	(200)	(114)
Cash and cash equivalents at beginning of period	340	540	654
Cash and cash equivalents at end of period	$429	$340	$540

Supplemental cash flow information:
Cash paid for interest	$86	$77	$68
Cash paid for income taxes	98	90	97

As of December 31, 2025, 2024 and 2023, the amount of capital expenditures in accounts payable was $32 million, $25 million and $23 million, respectively.

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

Huntsman International declared and paid to us distributions in the form of certain affiliate accounts receivable during 2025, 2024 and 2023.

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

Cost of Goods Sold

We classify the costs of manufacturing and distributing our products as cost of goods sold. Manufacturing costs include variable costs, primarily raw materials and energy, and fixed costs directly associated with production. Manufacturing costs also include, among other things, plant site operating costs and overhead (including depreciation), production planning and logistics costs, repair and maintenance costs, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of goods sold.

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

Foreign currency transaction gains and losses are recorded in other operating (income) expense, net in our consolidated statements of operations and were losses of $1 million, $3 million and $13 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In the annual period in which finite-lived intangible assets become fully amortized, we remove both the gross carrying amounts and the related accumulated amortization of these intangible assets. See “Note 11. Intangible Assets.”

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

During 2025, goodwill decreased by $3 million primarily due to an approximately $14 million impairment related to a site closure, partially offset by changes in foreign currency exchange rates of approximately $11 million. During 2024, goodwill decreased by $11 million primarily due to changes in foreign currency exchange rates.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using average cost, last-in first-out (“LIFO”) and first-in first-out methods for different components of inventory.

Leases

The determination of whether a contract is or contains a lease is performed at the lease inception date. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term, using incremental borrowing rates as the implicit rates are not readily determinable for our leases. The incremental borrowing rates are determined on a collateralized basis and vary from lease to lease depending on the country where the leased asset exists and the term of the lease arrangement. We combine lease components with non-lease components and account for them as a single lease component for all classes of underlying assets, except for leases of manufacturing and research facilities and administrative offices. For these assets, non-lease components are separated from lease components and accounted for as normal operating expenses. See “Note 10. Leases.”

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

Basic and diluted (loss) income per share were determined using the following information (in millions):

	Year ended December 31,
	2025	2024	2023
Numerator:
Loss from continuing operations attributable to Huntsman Corporation	$(275)	$(162)	$(17)
Net (loss) income attributable to Huntsman Corporation	$(284)	$(189)	$101

Denominator:
Weighted average shares outstanding	172.6	172.1	177.4
Dilutive shares:
Stock-based awards	—	—	—
Total weighted average shares outstanding, including dilutive shares	172.6	172.1	177.4

Additional stock-based awards of 4.8 million, 2.1 million and 3.1 million weighted average equivalent shares of stock were outstanding during the years ended December 31, 2025, 2024 and 2023, respectively. However, these stock-based awards were not included in the computation of diluted earnings per share for the respective periods mentioned because the effect would be anti-dilutive. For the years ended December 31, 2025, 2024 and 2023, there were 0.3 million, 0.6 million and 1.3 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation.

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

Interest expense capitalized as part of plant and equipment was $6 million, $7 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Recently Adopted Accounting Standards

On January 1, 2025, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis, upon which we have provided greater disaggregation of information in the rate reconciliation, by both amounts and percentages, among prescribed categories, such as state and local income taxes, foreign tax effects, changes in valuation allowances and nontaxable or nondeductible items, among others. We have also provided disaggregation of income taxes paid by U.S. federal and state income taxes and foreign income taxes. See “Note. 20 Income Taxes.”

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

●

FASB ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods

3. BUSINESS COMBINATIONS AND ACQUISITIONS

Separation and AcQuisition of Assets of SLIC JoInt VENTURE

On January 31, 2024, we completed the planned separation and acquisition of assets of SLIC. The final purchase price of the acquired assets was determined based on an asset valuation that was completed in the second quarter of 2024. The acquisition of the assets was funded in part with HPS, issuing a U.S. dollar equivalent note payable at closing of approximately $218 million, which was repaid in full in the second quarter of 2024 using available funds at HPS. During the third quarter of 2024, we received approximately $64 million of cash from SLIC, of which $34 million was a dividend and $30 million was an interim liquidating distribution. Upon the full liquidation of the joint venture during the first quarter of 2025, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, was distributed back to the joint venture partners. As such, during the first quarter of 2025, we received approximately $41 million of cash from SLIC, which was our final liquidating distribution.

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

The following table reconciles major line items constituting pretax (loss) income from discontinued operations to after-tax (loss) income from discontinued operations, primarily related to our Textile Effects Business, as presented in our consolidated statements of operations (dollars in millions):

	Year ended December 31,
	2025	2024	2023
Major line items constituting pretax (loss) income from discontinued operations:
Trade sales, services and fees, net(1)	$—	$—	$88
Cost of goods sold(1)	—	—	(69)
(Loss) gain on sale of our discontinued operations	(9)	(38)	154
Other expense items, net	—	—	(38)
(Loss) income from discontinued operations before income taxes	(9)	(38)	135
Income tax benefit (expense)	—	11	(17)
Net (loss) income attributable to discontinued operations	$(9)	$(27)	$118

(1)	Includes eliminations of trade sales, services and fees, net and cost of goods sold between continuing operations and discontinued operations.

5. INVENTORIES

Inventories consisted of the following (dollars in millions):

	December 31,
	2025	2024
Raw materials and supplies	$163	$193
Work in progress	39	39
Finished goods	658	727
Total	860	959
LIFO reserves	(42)	(42)
Net inventories	$818	$917

For both  December 31, 2025 and 2024, approximately 9% of inventories were recorded using the LIFO cost method.

6. PROPERTY, PLANT AND EQUIPMENT

The cost and accumulated depreciation of property, plant and equipment were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2025	2024
Land	$98	$94
Buildings	625	599
Plant and equipment	5,581	5,392
Construction in progress	410	337
Total	6,714	6,422
Less accumulated depreciation	(4,228)	(3,929)
Net	$2,486	$2,493

Huntsman International

	December 31,
	2025	2024
Land	$98	$94
Buildings	625	599
Plant and equipment	5,669	5,480
Construction in progress	410	337
Total	6,802	6,510
Less accumulated depreciation	(4,316)	(4,017)
Net	$2,486	$2,493

Depreciation expense from continuing operations for Huntsman Corporation and Huntsman International for 2025, 2024 and 2023 was $238 million, $238 million and $231 million, respectively.

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES

Our ownership percentages and investments in unconsolidated affiliates were as follows (dollars in millions):

	December 31,
	2025	2024
Equity method:
Nanjing Jinling Huntsman New Material Co., Ltd. (49%)	$272	$282
Jurong Ningwu New Material Development Co., Ltd. (30%)	33	30
KPX Huntsman Polyurethanes Automotive Co., Ltd. (50%)	4	3
BASF Huntsman Shanghai Isocyanate Investment BV (50%)	—	31
Total investments	$309	$346

All of our equity method investments are held by our Polyurethanes segment.

Summarized Financial Information of Unconsolidated Affiliates

Summarized financial information of our unconsolidated affiliates as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in millions):

	December 31,
	2025	2024
Current assets	$211	$368
Non-current assets	508	512
Current liabilities	77	74
Non-current liabilities	—	12

	Year ended December 31,
	2025	2024	2023
Revenues	$1,147	$1,324	$2,299
Gross profit	47	142	285
Income from continuing operations	13	147	180
Net income	13	147	180

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

During the year ended December 31, 2025, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 15. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at December 31, 2025, the joint ventures’ assets, liabilities and results of operations are included in our consolidated financial statements.

The following table summarizes the carrying amount of our variable interest entities’ assets and liabilities included in our consolidated balance sheets as of December 31, 2025 and 2024 (dollars in millions):

	December 31,
	2025	2024
Current assets	$81	$89
Property, plant and equipment, net	122	124
Operating lease right-of-use assets	19	21
Other noncurrent assets	139	133
Deferred income taxes	8	10
Total assets	$369	$377
Current liabilities	$126	$147
Long-term debt	—	7
Noncurrent operating lease liabilities	12	15
Other noncurrent liabilities	15	16
Deferred income taxes	2	2
Total liabilities	$155	$187

Certain operating activities for our variable interest entities were as follows (dollars in millions):

	Year ended December 31,
	2025	2024	2023
Income from continuing operations before income taxes	$50	$67	$60
Net cash provided by operating activities	62	87	78

9. SUPPLIER FINANCE PROGRAM

During the first quarter of 2025, we initiated a supplier finance program that has been made available to certain of our vendors. The program allows our vendors to voluntarily sell their receivables due from us to a participating financial institution on terms that are negotiated between the vendor and the financial institution. The vendor receives payment from the financial institution, and we pay the financial institution on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. We do not pledge assets as security or provide other forms of guarantees associated with this supplier finance program. As of December 31, 2025, outstanding obligations confirmed as valid under this supplier finance program were approximately $37 million, which are included in accounts payable in our consolidated balance sheet.

The following table summarizes our outstanding obligations confirmed as valid under the supplier finance program for the year ended December 31, 2025 (dollars in millions):

Year ended December 31, 2025
Confirmed obligations outstanding at the beginning of the year	$—
Invoices confirmed during the year	140
Confirmed invoices paid during the year	(103)
Confirmed obligations outstanding at the end of the year	$37

10. LEASES

We primarily lease manufacturing and research facilities, administrative offices, land, tanks, railcars and equipment. Leases with an initial term of 12 months or less are not recognized on the balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Our leases have remaining lives from one month to 32 years. Certain lease agreements include one or more options to renew, at our discretion, with renewal terms that can extend the lease term by approximately one month to 30 years or more. Renewal and termination options that we are reasonably certain to exercise have been included in the calculation of the lease right-of-use assets and lease liabilities. None of our lease agreements contain material residual value guarantees or material restrictions or covenants.

The components of operating lease expense, cash flows and supplemental noncash information from continuing operations were as follows (dollars in millions):

	Year ended December 31,
	2025	2024	2023
Operating lease expense:
Cost of goods sold	$47	$47	$40
Selling, general and administrative	24	24	22
Research and development	6	7	7
Total operating lease expense(1)	$77	$78	$69

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$76	$69	$64

Supplemental noncash information:
Leased assets obtained in exchange for new operating lease liabilities	$27	$86	$32

(1)	Total operating lease expense includes short-term lease expense of approximately $1 million, $2 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total operating lease expense includes variable lease expense of approximately $1 million, $3 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The weighted-average lease term and discount rate for our operating leases from continuing operations were as follows:

	Year ended December 31,
	2025	2024	2023
Weighted-average remaining lease term (in years)	8	9	9
Weighted-average discount rate	3.8%	3.8%	3.8%

The undiscounted future cash flows of operating lease liabilities from continuing operations as of December 31, 2025 were as follows (dollars in millions):

Year ending December 31,
2026	$71
2027	68
2028	65
2029	57
2030	39
Thereafter	154
Total lease payments	454
Less imputed interest	(64)
Total	$390

As of December 31, 2025, we have additional leases, primarily for leases of tanks, that have not yet commenced of approximately $56 million. These leases will commence in 2026 with lease terms of up to 20 years.

11. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of intangible assets were as follows (dollars in millions):

	December 31, 2025			December 31, 2024
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Patents, trademarks and technology	$255	$96	$159	$253	$81	$172
Licenses and other agreements	281	146	135	278	121	157
Other intangibles	40	26	14	37	22	15
Total	$576	$268	$308	$568	$224	$344

Amortization expense from continuing operations was $40 million for each of the years ended December 31, 2025, 2024 and 2023.

Estimated future amortization expense from continuing operations for intangible assets over the next five years is as follows (dollars in millions):

Year ending December 31,
2026	$34
2027	33
2028	30
2029	27
2030	25

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2025	2024
Payroll and related accruals	$77	$58
Volume and rebate accruals	57	48
Taxes other than income taxes	52	39
Restructuring and plant closing reserves	44	23
Income taxes	32	78
Other miscellaneous accruals	196	170
Total	$458	$416

Huntsman International

	December 31,
	2025	2024
Payroll and related accruals	$77	$58
Volume and rebate accruals	57	48
Taxes other than income taxes	52	39
Restructuring and plant closing reserves	44	23
Income taxes	29	75
Other miscellaneous accruals	196	168
Total	$455	$411

13. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  December 31, 2025, 2024 and 2023, accrued restructuring and plant closing costs by type of cost consisted of the following (dollars in millions):

			Other
	Workforce	Contract	restructuring
	reductions	terminations	costs	Total
Accrued liabilities as of January 1, 2023	$76	$—	$—	$76
(Credits) charges, net	(4)	—	11	7
Payments	(45)	—	(11)	(56)
Accrued liabilities as of December 31, 2023	27	—	—	27
Charges, net	26	—	3	29
Payments	(26)	—	(4)	(30)
Accrued liabilities as of December 31, 2024	27	—	(1)	26
Charges, net	40	4	4	48
Payments	(26)	—	(3)	(29)
Accrued liabilities as of December 31, 2025	$41	$4	$—	$45

As of December 31, 2025, 2024 and 2023, accrued restructuring and plant closing costs of our three operating segments as well as Corporate and other consisted of the following (dollars in millions):

		Performance	Advanced	Corporate
	Polyurethanes	Products	Materials	and other	Total
Accrued liabilities as of January 1, 2023	$24	$5	$10	$37	$76
Charges (credits), net	1	6	7	(7)	7
Payments	(17)	(4)	(13)	(22)	(56)
Accrued liabilities as of December 31, 2023	8	7	4	8	27
Charges (credits), net	24	—	6	(1)	29
Payments	(12)	(6)	(6)	(6)	(30)
Accrued liabilities as of December 31, 2024	20	1	4	1	26
Charges (credits), net	38	11	(1)	—	48
Payments	(21)	(7)	—	(1)	(29)
Accrued liabilities as of December 31, 2025	$37	$5	$3	$—	$45

Current portion of restructuring reserves	$37	$5	$2	$—	$44
Long-term portion of restructuring reserves	—	—	1	—	1

Details with respect to cash and noncash restructuring, impairment and plant closing costs from continuing operations for the years ended December 31, 2025, 2024 and 2023 are provided below (dollars in millions):

Cash charges, net	$48
Noncash charges (credits):
Impairment of assets	85
Accelerated depreciation	16
Other noncash credits	(1)
Total 2025 restructuring, impairment and plant closing costs	$148

Cash charges, net	$29
Noncash charges:
Accelerated depreciation	8
Other noncash charges	2
Total 2024 restructuring, impairment and plant closing costs	$39

Cash charges, net	$7
Noncash charges:
Accelerated depreciation	9
Other noncash charges	2
Total 2023 restructuring, impairment and plant closing costs	$18

RESTRUCTURING ACTIVITIES

Beginning in the second quarter of 2025, our Performance Products segment implemented a restructuring program to close its European maleic anhydride manufacturing facility in Moers, Germany and to reduce other organizational structure costs. During the third quarter of 2025, this program was further expanded for additional site closure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately $97 million for the year ended December 31, 2025, primarily related to workforce reductions, contract terminations and approximately $88 million for the impairment of assets and site closure costs, including approximately $14 million of goodwill impairment, related to the closure of the facility. We expect to record further restructuring expenses of approximately $2 million through the first half of 2026, primarily related to a site closure.

Beginning in the fourth quarter of 2024, our Polyurethanes segment implemented a restructuring program to reduce organizational structure costs. During the second quarter of 2025, this program was further expanded to optimize its European business organization. In connection with this restructuring program, we recorded net restructuring expense of approximately $51 million for the year ended December 31, 2025, primarily related to workforce reductions, accelerated depreciation and site closures, and we recorded net restructuring expense of approximately $20 million for the year ended December 31, 2024, primarily related to workforce reductions. We expect to record further restructuring expenses of approximately $6 million through 2027, primarily related to site closures, workforce reductions and accelerated depreciation.

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. In connection with this restructuring program, we recorded net restructuring expense of approximately $1 million and $13 million for the years ended December 31, 2025 and 2024, respectively, primarily related to accelerated depreciation and workforce reductions. We expect to record further restructuring expenses of approximately $5 million through 2027, primarily related to accelerated depreciation and workforce reductions.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program was associated with all of our segments and included exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we recorded a net credit of approximately $2 million for the year ended December 31, 2025 to adjust the restructuring reserve that was no longer required. For the year ended December 31, 2024, we recorded net restructuring expense of approximately $4 million, primarily related to site closures, and for the year ended December 31, 2023, we recorded net restructuring expense of approximately $9 million, primarily related to workforce reductions and accelerated depreciation, partially offset by adjustments to restructuring reserves that were no longer required for certain workforce reductions.

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

Beginning in the third quarter of 2020, our Polyurethanes segment implemented a restructuring program to optimize its downstream footprint. During the second quarter of 2022, this optimization program was further expanded to include the entire Polyurethanes business. In connection with this restructuring program, we recorded net restructuring expense of approximately $4 million for the year ended December 31, 2023, primarily related to workforce reductions.

Beginning in the second quarter of 2020, our Advanced Materials segment implemented restructuring programs in connection with our 2020 acquisition of CVC Thermoset Specialties, the alignment of the segment’s commercial organization and optimization of the segment’s manufacturing processes. In connection with these restructuring programs, we recorded net restructuring expense of approximately $4 million for the year ended December 31, 2023, primarily related to a site closure and accelerated depreciation.

14. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consisted of the following (dollars in millions):

Huntsman Corporation

	December 31,
	2025	2024
Pension liabilities	$159	$167
Employee benefit accrual	41	48
Other postretirement benefits	37	39
Other	85	70
Total	$322	$324

Huntsman International

	December 31,
	2025	2024
Pension liabilities	$159	$167
Employee benefit accrual	41	48
Other postretirement benefits	37	39
Other	78	65
Total	$315	$319

15. DEBT

Our outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

	December 31,
	2025	2024
Senior credit facilities:
Revolving facility	$343	$—
Senior notes	1,488	1,799
Amounts outstanding under A/R programs	152	—
Variable interest entities	7	16
Other	21	20
Total debt	$2,011	$1,835
Current portion of debt	$353	$325
Long-term portion of debt	1,658	1,510
Total debt	$2,011	$1,835

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

Revolving Credit Facility

On February 9, 2026, Huntsman International entered into the $800 million 2026 Revolving Credit Facility replacing the 2022 Revolving Credit Facility. Borrowings bear interest at the rates specified in the credit agreement governing the 2026 Revolving Credit Facility, which vary based on the type of loan, leverage ratio and debt ratings. The 2026 Revolving Credit Facility has a maturity date of February 9, 2031. Huntsman International may increase the 2026 Revolving Credit Facility commitments by up to $400 million, plus additional amounts, subject to the satisfaction of certain conditions.

As of December 31, 2025, the 2022 Revolving Credit Facility was still in effect. Borrowings under the 2022 Revolving Credit Facility bore interest at the rates specified in the credit agreement governing the 2022 Revolving Credit Facility, which varied based on the type of loan and Huntsman International’s debt ratings. Under the 2022 Revolving Credit Facility, the interest rate margin and the commitment fee rates were also subject to adjustments based on the Company’s performance on specified sustainability target thresholds with respect to annual percentage reduction in operational greenhouse gas emissions intensity and annual percentage reduction in water consumption intensity.

The following table presents certain amounts under our 2022 Revolving Credit Facility as of December 31, 2025 (monetary amounts in millions):

Facility	Committed amount	Principal outstanding		Unamortized discounts and debt issuance costs	Carrying value	Maturity
2022 Revolving Credit Facility	$1,200	$343	(1)(2)	$—	$343	May 2027

(1)	Total principal amount outstanding (U.S. dollar equivalent) included both U.S. dollar and euro borrowings. Interest rates on borrowings under the 2022 Revolving Credit Facility varied based on the type of loan and Huntsman International’s debt ratings. The representative interest rates for U.S. dollar borrowings and euro borrowings as of December 31, 2025 were 1.65% above Term SOFR and 1.55% above adjusted EURIBOR, respectively.
(2)	On December 31, 2025, we had an additional $3 million (U.S. dollar equivalent) of letters of credit and bank guarantees issued and outstanding under our 2022 Revolving Credit Facility.

Senior Notes

On  March 28, 2025, we satisfied and discharged our obligations under our 2025 Senior Notes by irrevocably depositing funds sufficient to redeem them in full, which was approximately $315 million, on the maturity date of April 1, 2025.

As of December 31, 2025, we had the following outstanding notes (monetary amounts in millions):

				Unamortized premiums,
				discounts and
Notes	Maturity	Interest rate	Amount outstanding	debt issuance costs
2029 Senior Notes	May 2029	4.50%	$750 ($744 carrying value)	$5
2031 Senior Notes	June 2031	2.95%	$400 ($398 carrying value)	2
2034 Senior Notes	October 2034	5.70%	$350 ($346 carrying value)	4

The 2029, 2031 and 2034 Senior Notes are general unsecured senior obligations of Huntsman International. The indentures impose certain limitations on the ability of Huntsman International and its subsidiaries to, among other things, incur additional indebtedness secured by any principal properties, incur indebtedness of subsidiaries, enter into sale and leaseback transactions with respect to any principal properties, consolidate or merge with or into any other person or lease and sell or transfer all or substantially all of its properties and assets. Upon the occurrence of certain change of control events, holders of the 2029, 2031 and 2034 Senior Notes will have the right to require that Huntsman International purchase all or a portion of such holders’ notes in cash at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

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

On December 29, 2025, we entered into an amendment to our U.S. A/R Program that, among other things, extended the scheduled maturity date from January 2027 to December 2028 and increased the maximum funding availability to $180 million.

Information regarding our A/R Programs as of December 31, 2025 is as follows (monetary amounts in millions):

		Maximum funding	Amount
Facility	Maturity	availability(1)	outstanding		Interest rate(2)
U.S. A/R Program	December 2028	$180	$93	(3)	Applicable rate plus 0.85%
EU A/R Program	July 2027	€100	€50		Applicable rate plus 1.45%
		(or approximately $118)	(or approximately $59)

(1)

The amount of actual availability under our A/R Programs may be lower based on the level of eligible receivables sold, changes in the credit ratings of our customers, customer concentration levels and certain characteristics of the accounts receivable being transferred, as defined in the applicable agreements.

(2)

The applicable rate for our U.S. A/R Program is defined by the lenders as the Asset-Backed Commercial Paper rate. The applicable rate for our EU A/R Program is either Term SOFR, EURIBOR or SONIA (Sterling Overnight Interbank Average Rate).

(3)	As of December 31, 2025, we had approximately $5 million (U.S. dollar equivalents) of letters of credit issued and outstanding under our U.S. A/R Program.

As of December 31, 2025 and 2024, $281 million and $233 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Variable Interest Entity Debt

As of December 31, 2025, AAC, our consolidated 50%-owned joint venture, had $7 million outstanding under its loan commitments and debt financing arrangements, all of which was classified as current debt on our consolidated balance sheet as of December 31, 2025. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Note Payable

During the second quarter of 2024, HPS repaid the remainder of its outstanding note payable to SLIC denominated in Chinese renminbi, the equivalent of $190 million, related to the separation and acquisition of assets of SLIC. For more information, see “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture.”

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of  December 31, 2025 and December 31, 2024, the amount of debt issuance costs directly reducing the debt liability was $7 million and $9 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

Compliance With Covenants

Our 2022 Revolving Credit Facility contained a financial covenant regarding the leverage ratio of Huntsman International and its subsidiaries. The 2022 Revolving Credit Facility also contained other customary covenants and events of default for credit facilities of this type.

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

As of December 31, 2025, we believe that we were in compliance with the covenants governing our material debt instruments, including our 2022 Revolving Credit Facility, our A/R Programs and our notes.

Maturities

The scheduled maturities of our debt (excluding debt to affiliates) by year as of December 31, 2025 are as follows (dollars in millions):

Year ending December 31,
2026	$353
2027	62
2028	95
2029	745
2030	2
Thereafter	754
$2,011

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

Our revenues and expenses are denominated in various foreign currencies, and therefore, our cash flows and earnings are subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of December 31, 2025 and 2024, we had approximately $125 million and $78 million, respectively, notional amount (in U.S. dollar equivalents) outstanding in forward foreign currency contracts related to continuing operations.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of December 31, 2025, we have designated approximately €316 million (approximately $372 million) of euro-denominated derivative instruments as a hedge of our net investment. For the years ended December 31, 2025, 2024 and 2023, the amounts recognized on the hedge of our net investment were losses of $41 million, gains of $23 million and losses of $8 million, respectively, and were recorded in other comprehensive income.

During the third quarter of 2024, we entered into three-year, cross-currency interest rate contracts to swap an aggregate notional amount $350 million for an approximate aggregate notional €315 million. These cross-currency swaps are designated as net investment hedges and designed to hedge the foreign currency exposure of our net investment in certain European operations. Changes in fair value are recorded in accumulated other comprehensive loss to offset the foreign currency translation adjustments related to these investments. As of December 31, 2025, the fair value of these swaps was a liability position of approximately $22 million and recorded in other noncurrent liabilities.

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

17. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	December 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$10	$10	$11	$11
Cross-currency interest rate contracts	(22)	(22)	18	18
Long-term debt (including current portion)	(2,011)	(1,897)	(1,835)	(1,734)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our cross-currency interest rate contracts are based on observable inputs other than quoted prices (Level 2). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2025 and 2024. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2025, and current estimates of fair value may differ significantly from the amounts presented herein.

During the years ended December 31, 2025 and 2024, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized or unrealized) included in earnings for instruments categorized as Level 3 within the fair value hierarchy.

18. REVENUE RECOGNITION

The following tables disaggregate our revenue from continuing operations by major source for the years ended  December 31, 2025, 2024 and 2023 (dollars in millions):

2025	Polyurethanes	Performance Products	Advanced Materials	Corporate and eliminations	Total
Primary geographic markets(1):
U.S. and Canada	$1,454	$482	$274	$(13)	$2,197
Europe	908	173	390	(15)	1,456
Asia Pacific	1,087	259	280	(3)	1,623
Rest of world	248	83	77	(1)	407
	$3,697	$997	$1,021	$(32)	$5,683

Major product groupings:
Diversified	$3,697	$997			$4,694
Specialty			$975		975
Other			46		46
Eliminations				$(32)	(32)
	$3,697	$997	$1,021	$(32)	$5,683

2024	Polyurethanes	Performance Products	Advanced Materials	Corporate and eliminations	Total
Primary geographic markets(1):
U.S. and Canada	$1,532	$517	$297	$(6)	$2,340
Europe	975	223	396	(18)	1,576
Asia Pacific	1,075	279	283	(3)	1,634
Rest of world	318	90	79	(1)	486
	$3,900	$1,109	$1,055	$(28)	$6,036

Major product groupings:
Diversified	$3,900	$1,109			$5,009
Specialty			$1,009		1,009
Other			46		46
Eliminations				$(28)	(28)
	$3,900	$1,109	$1,055	$(28)	$6,036

2023	Polyurethanes	Performance Products	Advanced Materials	Corporate and eliminations	Total
Primary geographic markets(1):
U.S. and Canada	$1,476	$560	$323	$(8)	$2,351
Europe	1,022	247	414	(16)	1,667
Asia Pacific	1,063	282	268	(2)	1,611
Rest of world	304	89	87	2	482
	$3,865	$1,178	$1,092	$(24)	$6,111

Major product groupings:
Diversified	$3,865	$1,178			$5,043
Specialty			$1,029		1,029
Other			63		63
Eliminations				$(24)	(24)
	$3,865	$1,178	$1,092	$(24)	$6,111

(1)	Geographic information for revenues is based upon countries into which product is sold.

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

The following table sets forth the funded status of the plans for us and Huntsman International and the amounts recognized in our consolidated balance sheets at December 31, 2025 and 2024 (dollars in millions):

	Defined benefit plans				Other postretirement benefit plans
	2025		2024		2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	plans	plans	plans	plans	plans	plans	plans	plans
Change in plan assets:
Fair value of plan assets at beginning of year	$727	$1,469	$728	$1,542	$—	$—	$—	$—
Actual return on plan assets	84	18	61	52	—	—	—	—
Foreign currency exchange rate changes	—	170	—	(69)	—	—	—	—
Participant contributions	—	5	—	5	1	—	1	—
Settlements/transfers/divestitures	—	(13)	—	(29)	—	—	—	—
Company contributions	8	20	5	24	5	—	6	—
Benefits paid	(71)	(62)	(67)	(56)	(6)	—	(7)	—
Fair value of plan assets at end of year	$748	$1,607	$727	$1,469	$—	$—	$—	$—

Change in benefit obligation:
Benefit obligation at beginning of year	$760	$1,390	$784	$1,563	$44	$—	$40	$—
Service cost	10	16	10	17	1	—	1	—
Interest cost	42	48	41	47	2	—	2	—
Participant contributions	—	5	—	5	1	—	1	—
Plan amendments	—	—	—	—	1	—	—	—
Foreign currency exchange rate changes	—	157	—	(68)	—	—	—	—
Settlements/curtailments/divestitures/special termination benefits	—	(13)	—	(26)	—	—	—	—
Actuarial loss (gain)	17	(96)	(8)	(92)	(1)	—	7	—
Benefits paid	(71)	(62)	(67)	(56)	(6)	—	(7)	—
Benefit obligation at end of year	$758	$1,445	$760	$1,390	$42	$—	$44	$—

Funded status:
Fair value of plan assets	$748	$1,607	$727	$1,469	$—	$—	$—	$—
Benefit obligation	(758)	(1,445)	(760)	(1,390)	(42)	—	(44)	—
(Under) over funded status	$(10)	$162	$(33)	$79	$(42)	$—	$(44)	$—

Amounts recognized in balance sheet:
Noncurrent asset	$48	$275	$23	$202	$—	$—	$—	$—
Current liability	(8)	(4)	(8)	(4)	(5)	—	(5)	—
Noncurrent liability	(50)	(109)	(48)	(119)	(37)	—	(39)	—
Net (liability) asset	$(10)	$162	$(33)	$79	$(42)	$—	$(44)	$—

	Defined benefit plans				Other postretirement benefit plans
	2025		2024		2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	plans	plans	plans	plans	plans	plans	plans	plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$160	$378	$181	$439	$11	$—	$13	$—
Prior service credit	(1)	(6)	(2)	(10)	(3)	—	(9)	—
Total	$159	$372	$179	$429	$8	$—	$4	$—

During 2025, our overall net unfunded liability in our U.S. pension and other postretirement benefit plans decreased, primarily due to favorable investment returns, partially offset by lower discount rates.

During 2025, our overall net funded liability in our non-U.S. pension and other postretirement benefit plans increased, primarily due to an increase in the fair value of plan assets, partially offset by an increase in our projected benefit obligation. The increase in the fair value of plan assets was primarily due to the positive impact of major foreign currency exchange rate movements against the U.S. dollar, partially offset by lower than expected return on plan assets. The increase our projected benefit obligation was primarily due to the positive impact of major foreign currency exchange rate movements against the U.S. dollar, partially offset by an overall increase in discount rates.

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

Components of net periodic benefit (credit) cost for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in millions):

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2025	2024	2023	2025	2024	2023
Service cost	$10	$10	$11	$16	$17	$15
Interest cost(1)	42	41	43	48	47	50
Expected return on plan assets(1)	(52)	(55)	(56)	(77)	(71)	(69)
Amortization of prior service credit(1)	(2)	(2)	(2)	(4)	(4)	(4)
Amortization of actuarial loss(1)	7	4	—	22	29	32
Special termination benefits	—	—	—	—	3	—
Settlement loss(1)	—	—	—	3	6	6
Net periodic benefit cost (credit)	$5	$(2)	$(4)	$8	$27	$30

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2025	2024	2023	2025	2024	2023
Service cost	$1	$1	$1	$—	$—	$—
Interest cost(1)	2	2	3	—	—	—
Amortization of prior service credit(1)	(3)	(3)	(5)	—	—	—
Amortization of actuarial loss(1)	1	—	—	—	—	—
Net periodic benefit cost (credit)	$1	$—	$(1)	$—	$—	$—

(1)	Amounts are presented in other income (expense), net.

The amounts recognized in net periodic benefit cost and other comprehensive income as of December 31, 2025, 2024 and 2023 were as follows (dollars in millions):

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2025	2024	2023	2025	2024	2023
Current year actuarial (gain) loss	$(14)	$(14)	$(3)	$(36)	$(72)	$135
Amortization of actuarial loss	(7)	(4)	—	(22)	(29)	(32)
Amortization of prior service credit	2	2	2	4	4	4
Settlements	—	—	—	(3)	(6)	(5)
Total recognized in other comprehensive income	(19)	(16)	(1)	(57)	(103)	102
Amounts related to discontinued operations	—	—	(1)	—	—	—
Total recognized in other comprehensive income in continuing operations	(19)	(16)	(2)	(57)	(103)	102
Net periodic benefit cost (credit)	5	(2)	(4)	8	27	30
Total recognized in net periodic benefit cost and other comprehensive income	$(14)	$(18)	$(6)	$(49)	$(76)	$132

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2025	2024	2023	2025	2024	2023
Current year actuarial gain	$(1)	$6	$(4)	$—	$—	$—
Amortization of actuarial loss	(1)	—	—	—	—	—
Current year prior service cost (credit)	2	—	(1)	—	—	—
Amortization of prior service credit	3	3	5	—	—	—
Total recognized in other comprehensive income	3	9	—	—	—	—
Amounts related to discontinued operations	—	—	1	—	—	—
Total recognized in other comprehensive income in continuing operations	3	9	1	—	—	—
Net periodic benefit cost (credit)	1	—	(1)	—	—	—
Total recognized in net periodic benefit cost and other comprehensive income	$4	$9	$—	$—	$—	$—

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic pension cost for the year:

	Defined benefit plans
	U.S. plans			Non-U.S. plans
	2025	2024	2023	2025	2024	2023
Projected benefit obligation:
Discount rate	5.64%	5.80%	5.46%	3.63%	3.33%	3.11%
Rate of compensation increase	4.14%	4.14%	4.14%	3.06%	3.26%	2.87%
Interest credit rate	5.15%	5.15%	5.15%	2.39%	2.19%	2.14%
Net periodic pension cost:
Discount rate	5.80%	5.46%	5.75%	3.33%	3.11%	3.67%
Rate of compensation increase	4.14%	4.14%	4.24%	3.26%	2.87%	2.93%
Expected return on plan assets	7.18%	7.18%	7.18%	4.98%	4.91%	4.90%
Interest credit rate	5.15%	5.15%	5.15%	2.19%	2.14%	2.35%

	Other postretirement benefit plans
	U.S. plans			Non-U.S. plans
	2025	2024	2023	2025	2024	2023
Projected benefit obligation:
Discount rate	5.53%	5.80%	5.54%	4.70%	4.60%	4.60%
Net periodic pension cost:
Discount rate	5.80%	5.54%	5.80%	4.60%	4.60%	5.10%

The expected long-term rate of return on pension assets assumption was based upon historical returns and the expectations of our investment committee and outside advisors.

At  December 31, 2025 and 2024, the healthcare trend rates used to measure the expected increase of the cost of benefits were assumed to be 7.25% and 6.75%, respectively, decreasing to 5.0% in 2035 and thereafter.

The projected benefit obligation and fair value of plan assets for the defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2025 and 2024 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2025	2024	2025	2024
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$58	$57	$117	$447
Fair value of plan assets	—	—	3	325

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2025 and 2024 were as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
	2025	2024	2025	2024
Accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$58	$57	$116	$118
Accumulated benefit obligation	58	56	110	110
Fair value of plan assets	—	—	3	2

The accumulated benefit obligation of our defined pension plans as of December 31, 2025 and 2024 was $2,156 million and $2,103 million, respectively.

Expected future contributions and benefit payments related to continuing operations are as follows (dollars in millions):

	U.S. plans		Non-U.S. plans
		Other		Other
	Defined	postretirement	Defined	postretirement
	benefit	benefit	benefit	benefit
	plans	plans	plans	plans
2026 expected employer contributions	$20	$5	$19	$—

Expected benefit payments:
2026	77	5	80	—
2027	78	5	80	—
2028	77	5	86	—
2029	61	4	86	—
2030	63	4	96	—
2031 - 2035	289	17	434	—

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

Our pension plan assets are managed by outside investment managers. The investment managers value our plan assets using quoted market prices, other observable inputs or unobservable inputs. For certain assets, the investment managers obtain third-party appraisals at least annually, which use valuation techniques and inputs specific to the applicable property, market or geographic location. During 2025 and 2024, there were no transfers into or out of Level 3 assets.

We have established target allocations for each asset category. Our pension plan assets are periodically rebalanced based upon our target allocations.

The fair value of plan assets for the pension plans was $2,355 million and $2,196 million at December 31, 2025 and 2024, respectively. The following plan assets are measured at fair value on a recurring basis (dollars in millions):

		Fair value amounts using
		Quoted prices in active	Significant other	Significant
	December 31,	markets for identical	observable inputs	unobservable inputs
Asset category	2025	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$323	$157	$166	$—
Fixed income	394	235	159	—
Real estate/other	12	12	—	—
Cash	19	19	—	—
Total U.S. pension plan assets	$748	$423	$325	$—
Non-U.S. pension plans:
Equities	$343	$62	$281	$—
Fixed income	500	272	228	—
Real estate/other	628	36	262	330
Cash	136	136	—	—
Total non-U.S. pension plan assets	$1,607	$506	$771	$330

		Fair value amounts using
		Quoted prices in active	Significant other	Significant
	December 31,	markets for identical	observable inputs	unobservable inputs
Asset category	2024	assets (Level 1)	(Level 2)	(Level 3)
U.S. pension plans:
Equities	$333	$178	$155	$—
Fixed income	360	144	216	—
Real estate/other	13	12	1	—
Cash	21	21	—	—
Total U.S. pension plan assets	$727	$355	$372	$—
Non-U.S. pension plans:
Equities	$286	$52	$234	$—
Fixed income	703	435	268	—
Real estate/other	348	43	234	71
Cash	132	132	—	—
Total non-U.S. pension plan assets	$1,469	$662	$736	$71

The following table reconciles the beginning and ending balances of plan assets measured at fair value using unobservable inputs (Level 3) (dollars in millions):

	Real estate/other
	Year ended December 31,
	2025	2024
Fair value measurements of plan assets using significant unobservable inputs (Level 3):
Balance at beginning of period	$71	$81
Return on pension plan assets	(11)	1
Purchases, sales and settlements, net	270	(11)
Transfers into (out of) Level 3	—	—
Balance at end of period	$330	$71

The asset allocation for our pension plans at December 31, 2025 and 2024 and the target allocation for 2025, by asset category, are as follows:

	Target
	allocation	Allocation at December 31,
Asset category	2026	2025	2024
U.S. pension plans:
Equities	43%	43%	46%
Fixed income	55%	53%	50%
Real estate/other	1%	2%	2%
Cash	1%	2%	2%
Total U.S. pension plans	100%	100%	100%
Non-U.S. pension plans:
Equities	21%	21%	19%
Fixed income	37%	31%	48%
Real estate/other	33%	39%	24%
Cash	9%	9%	9%
Total non-U.S. pension plans	100%	100%	100%

Equity securities in our pension plans did not include any direct investments in equity securities of our Company or our affiliates at the end of 2025.

Defined Contribution Plans

We have defined contribution plans in a variety of global locations. Our total combined expense for our defined contribution plans for the years ended December 31, 2025, 2024 and 2023 was $30 million, $29 million and $27 million, respectively, primarily related to our U.S. plans.

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

SUPPLEMENTAL SALARY DEFFERAL PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Huntsman Supplemental Savings Plan (the “SSP”) is a non-qualified plan covering key management employees and allows participants to defer amounts that would otherwise be paid as compensation. The participant can defer up to 75% of their salary and bonus each year. This plan also provides benefits that would be provided under the Huntsman Salary Deferral Plan if that plan were not subject to legal limits on the amount of contributions that can be allocated to an individual in a single year. The SSP was amended and restated effective as of January 1, 2005 to allow eligible executive employees to comply with Section 409A of the Internal Revenue Code of 1986. Assets of these plans are included in other noncurrent assets and as of December 31, 2025 and 2024 were $55 million and $53 million, respectively. During each of the years ended December 31, 2025, 2024 and 2023, we expensed approximately $1 million as contributions to the SSP.

The Huntsman Supplemental Executive Retirement Plan is an unfunded non-qualified pension plan established to provide certain executive employees with benefits that could not be provided, due to legal limitations, under the Huntsman Defined Benefit Pension Plan, a qualified defined benefit pension plan, and the Huntsman Money Purchase Pension Plan, a qualified money purchase pension plan.

Stock-Based Incentive Plan

On April 30, 2025, our stockholders approved a new Huntsman Corporation 2025 Stock Incentive Plan (the ‘‘2025 Stock Incentive Plan’’), which reserved 4.65 million shares for issuance. Each of the Huntsman Corporation 2016 Stock Incentive Plan and the Huntsman Corporation Stock Incentive Plan, as amended and restated (together, the “Prior Plans”), remain in effect for outstanding awards granted pursuant to the Prior Plans, but no further awards may be granted under the Prior Plans. Under the 2025 Stock Incentive Plan we may grant nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, cash awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under the 2025 Stock Incentive Plan and the Prior Plans are fixed at the grant date. As of December 31, 2025, we had approximately 4.6 million shares remaining under the 2025 Stock Incentive Plan available for grant. See “Note 24. Stock-Based Compensation Plan.”

International Plans

International employees are covered by various post-employment arrangements consistent with local practices and regulations. Such obligations are included in other long-term liabilities in our consolidated balance sheets.

20. INCOME TAXES

The following is a summary of U.S. and non-U.S. provisions for current and deferred income tax expense from continuing operations (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2025	2024	2023
Current:
U.S. federal	$—	$1	$7
U.S. state and local	1	—	1
Foreign	57	75	66
Deferred:
U.S. federal	(58)	(32)	(33)
U.S. state and local	—	(6)	(2)
Foreign	26	23	25
Total	$26	$61	$64

Huntsman International

	Year ended December 31,
	2025	2024	2023
Current:
U.S. federal	$—	$3	$8
U.S. state and local	1	—	1
Foreign	57	75	66
Deferred:
U.S. federal	(57)	(33)	(33)
U.S. state and local	—	(6)	(2)
Foreign	26	23	25
Total	$27	$62	$65

We have elected to prospectively adopt ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

The following provides a disaggregation of income taxes paid, net of refunds received, by U.S. federal and state income taxes and foreign income taxes for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (dollars in millions):

Year ended December 31,
2025
Income taxes paid (net of refunds) by jurisdiction:
U.S. federal	$13
U.S. state and local	—
Foreign:
China	39
Germany	19
Saudi Arabia	8
All other foreign jurisdictions	19
Total	$98

The following schedules reconcile the differences between U.S. federal income taxes at the U.S. statutory rate to our provision for income taxes from continuing operations for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (dollars in millions):

Huntsman Corporation

	Year ended December 31, 2025
	Amount	Percent
Loss from continuing operations before income taxes	$(192)

Expected income tax benefit at U.S. statutory rate of 21%	$(40)	21%
Change resulting from:
State tax benefit, net of federal effect(1)	—	—
Foreign tax effects:
China:
Statutory tax rate difference	6	(3)%
Withholding tax on repatriated earnings, interest and royalties	5	(3)%
Other	1	(1)%
Germany:
Statutory tax rate difference	6	(3)%
Deferred tax effect of non-U.S. tax rate changes	2	(1)%
State trade tax benefit	(19)	10%
State trade tax changes in valuation allowances	17	(9)%
Changes in valuation allowances	14	(7)%
Luxembourg:
Nondeductible currency exchange losses	4	(2)%
Changes in valuation allowances	(4)	2%
Other	2	(1)%
Netherlands:
Statutory tax rate difference	(7)	4%
Nontaxable currency exchange gains	(5)	3%
Changes in valuation allowances	39	(20)%
Other	4	(2)%
Saudi Arabia:
Nontaxable minority partner share of income	(5)	3%
Other	(1)	1%
Switzerland:
Statutory tax rate difference	(8)	4%
Cantonal tax expense	4	(2)%
Turkey:
Changes in valuation allowances	2	(1)%
U.K.:
Changes in valuation allowances	2	(1)%
Other	(1)	1%
Other foreign jurisdictions:
Other	2	(3)%
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	—	—
Tax credits—research and development credits	(3)	2%
Changes in valuation allowances	(2)	1%
Nontaxable or nondeductible items:
Other U.S. tax effects, including nondeductible expenses and other items	1	(1)%
Stock-based compensation	5	(3)%
Changes in unrecognized tax benefits	5	(3)%
Income tax expense and effective income tax rate	$26	(14)%

Huntsman International

	Year ended December 31, 2025
	Amount	Percent
Loss from continuing operations before income taxes	$(189)

Expected income tax benefit at U.S. statutory rate of 21%	$(39)	21%
Change resulting from:
State tax benefit, net of federal effect(1)	—	—
Foreign tax effects:
China:
Statutory tax rate difference	6	(3)%
Withholding tax on repatriated earnings, interest and royalties	5	(3)%
Other	1	(1)%
Germany:
Statutory tax rate difference	6	(3)%
Deferred tax effect of non-U.S. tax rate changes	2	(1)%
State trade tax benefit	(19)	10%
State trade tax changes in valuation allowances	17	(9)%
Changes in valuation allowances	14	(7)%
Luxembourg:
Nondeductible currency exchange losses	4	(2)%
Changes in valuation allowances	(4)	2%
Other	2	(1)%
Netherlands:
Statutory tax rate difference	(7)	4%
Nontaxable currency exchange gains	(5)	3%
Changes in valuation allowances	39	(21)%
Other	4	(2)%
Saudi Arabia:
Nontaxable minority partner share of income	(5)	3%
Other	(1)	1%
Switzerland:
Statutory tax rate difference	(8)	4%
Cantonal tax expense	4	(2)%
Turkey:
Changes in valuation allowances	2	(1)%
U.K.:
Changes in valuation allowances	2	(1)%
Other	(1)	1%
Other foreign jurisdictions:
Other	2	(2)%
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	—	—
Tax credits—research and development credits	(3)	2%
Changes in valuation allowances	(2)	1%
Nontaxable or nondeductible items:
Other U.S. tax effects, including nondeductible expenses and other items	1	(1)%
Stock-based compensation	5	(3)%
Changes in unrecognized tax benefits	5	(3)%
Income tax expense and effective income tax rate	$27	(14)%

(1)	Our state tax benefit, net of federal effect is zero due to a mix of jurisdictions with and without valuation allowances and other impacts. However, the jurisdictions that make up the majority (greater than 50%) of our composite state tax (apportioned tax-effected pre-tax loss) used in computing the state tax provision are Illinois, Georgia, Minnesota, Wisconsin, Michigan, South Carolina, California, Indiana and Pennsylvania.

The following schedules reconcile the differences between U.S. federal income taxes at the U.S. statutory rate to our provision for income taxes from continuing operations for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU No. 2023-09 (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2024	2023
(Loss) income from continuing operations before income taxes	$(39)	$99

Expected tax (benefit) expense at U.S. statutory rate of 21%	$(8)	$21
Change resulting from:
State tax expense, net of federal benefit	(7)	(1)
Non-U.S. tax rate differentials	(4)	—
Income tax settlement related to 2017 U.S. Tax Reform Act	5	—
Loss from liquidation of subsidiaries	10	—
Gain on acquisition of assets, net	(13)	—
Impact of equity method investments	(17)	(28)
Non-U.S. withholding tax on repatriated earnings, interest and royalties, net of U.S. foreign tax credits	14	12
Tax authority audits and dispute resolutions	4	5
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	(6)	3
Deferred tax effect of non-U.S. tax rate changes	(2)	—
Stock-based compensation	3	—
Other non-U.S. tax effects, including nondeductible expenses and transfer pricing adjustments	8	5
Other U.S. tax effects, including nondeductible expenses and other credits	(1)	2
Change in valuation allowance	75	45
Total income tax expense	$61	$64

Huntsman International

	Year ended December 31,
	2024	2023
(Loss) income from continuing operations before income taxes	$(36)	$102

Expected tax (benefit) expense at U.S. statutory rate of 21%	$(7)	$22
Change resulting from:
State tax expense, net of federal benefit	(7)	(1)
Non-U.S. tax rate differentials	(4)	—
Income tax settlement related to 2017 U.S. Tax Reform Act	5	—
Loss from liquidation of subsidiaries	10	—
Gain on acquisition of assets, net	(13)	—
Impact of equity method investments	(17)	(28)
Non-U.S. withholding tax on repatriated earnings, interest and royalties, net of U.S. foreign tax credits	14	12
Tax authority audits and dispute resolutions	4	5
Non-U.S. income subject to U.S. tax not offset by U.S. foreign tax credits	(6)	3
Deferred tax effect of non-U.S. tax rate changes	(2)	—
Stock-based compensation	3	—
Other non-U.S. tax effects, including nondeductible expenses and transfer pricing adjustments	8	5
Other U.S. tax effects, including nondeductible expenses and other credits	(1)	2
Change in valuation allowance	75	45
Total income tax expense	$62	$65

During 2024, the weighted average statutory rate for countries with pre-tax income (primarily our operations in China (25% statutory rate) and Luxembourg (25% statutory rate)) was offset by the weighted average statutory rate for countries with pre-tax losses, resulting in a net tax benefit of $4 million as compared to the 21% U.S. statutory rate reflected in the reconciliation above. During 2023, the weighted average statutory rate for countries with pre-tax income (primarily our operations in China (25% statutory rate), Germany (30% statutory rate) and Luxembourg (25% statutory rate)) was offset by the weighted average statutory rate for countries with pre-tax losses, resulting in an immaterial difference as compared to the 21% U.S. statutory rate reflected in the reconciliation above. The amounts for 2025 are reflected in the reconciliations of 2025 above.

Under the U.S. Tax Reform Act’s global intangible low-taxed income (“GILTI”) provision, our non-U.S. operations are generally subject to U.S. tax. We have elected to treat the GILTI as a current-period expense when incurred. The stated purpose of the GILTI rules is to generate additional U.S. tax related to income in non-U.S. jurisdictions, which incur less than a blended 14% (13.125% for years before 2025) non-U.S. tax rate. Our non-U.S. income is subject to a blended rate greater than 14% and 13.125%; however, in practice, the GILTI regulations result in additional tax liability from expense allocations which limit our ability to utilize foreign tax credits against the GILTI inclusion. For 2024 and 2023, we incurred a tax benefit of $6 million and tax expense of $3 million, respectively, resulting from these expense allocations, net of other U.S. taxation on foreign operations and foreign tax credits. The amounts for 2025 are reflected in the reconciliations of 2025 above.

On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, changes to the interest expense limitation and other changes to the U.S. taxation of profits derived from foreign operations. OBBBA did not have a material impact on our consolidated financial statements.

The components of (loss) income from continuing operations before income taxes were as follows (dollars in millions):

Huntsman Corporation

	Year ended December 31,
	2025	2024	2023
U.S.	$(283)	$(176)	$(155)
Non-U.S.	91	137	254
Total	$(192)	$(39)	$99

Huntsman International

	Year ended December 31,
	2025	2024	2023
U.S.	$(280)	$(173)	$(152)
Non-U.S.	91	137	254
Total	$(189)	$(36)	$102

Components of deferred income tax assets and liabilities were as follows (dollars in millions):

Huntsman Corporation

	December 31,
	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$435	$289
Operating leases	93	95
Pension and other employee compensation	45	57
Deferred interest	133	104
Capitalized research and development costs	23	56
Property, plant and equipment	21	25
Intangible assets	2	9
Intercompany prepayments	—	4
Other, net	63	49
Total	$815	$688
Deferred income tax liabilities:
Property, plant and equipment	$(292)	$(284)
Operating leases	(89)	(95)
Intangible assets	(66)	(74)
Pension and other employee compensation	(75)	(52)
Outside basis difference in subsidiaries	(47)	(42)
Unrealized currency gains	(5)	(16)
Other, net	(8)	(5)
Total	$(582)	$(568)
Net deferred tax asset before valuation allowance	$233	$120
Valuation allowance—net operating losses, deferred interest and other	(340)	(255)
Net deferred tax liability	$(107)	$(135)
Non-current deferred tax asset	$49	$69
Non-current deferred tax liability	(156)	(204)
Net deferred tax liability	$(107)	$(135)

Huntsman International

	December 31,
	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$433	$288
Operating leases	93	95
Pension and other employee compensation	44	56
Deferred interest	133	104
Capitalized research and development costs	22	55
Property, plant and equipment	21	25
Intangible assets	2	9
Intercompany prepayments	—	4
Other, net	63	49
Total	$811	$685
Deferred income tax liabilities:
Property, plant and equipment	$(292)	$(284)
Operating leases	(89)	(95)
Intangible assets	(66)	(74)
Pension and other employee compensation	(75)	(52)
Outside basis difference in subsidiaries	(47)	(42)
Unrealized currency gains	(5)	(16)
Other, net	(8)	(5)
Total	$(582)	$(568)
Net deferred tax asset before valuation allowance	$229	$117
Valuation allowance—net operating losses, deferred interest and other	(340)	(255)
Net deferred tax liability	$(111)	$(138)
Non-current deferred tax asset	49	69
Non-current deferred tax liability	(160)	(207)
Net deferred tax liability	$(111)	$(138)

We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed each period on a tax jurisdiction basis and analyzed to determine whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider cumulative income or losses during the applicable three-year period. Cumulative losses incurred over the three-year period limit our ability to consider other evidence such as our projections for the future. Our judgments regarding valuation allowances are also influenced by factors outside of business results, including the costs and risks associated with any tax planning associated with utilizing a deferred tax asset.

During 2025, we recorded a discrete release of valuation allowances of approximately $8 million following the announced closure of our Moers, Germany facility. As a result of our Moers facility closure, there is sufficient positive evidence that the applicable Germany tax filing group (without our Moers facility) is more likely than not to realize the group deferred tax assets. We anticipate that the losses from our Moers facility closure will more likely than not be unavailable to any of our continuing German tax filing groups and we continue to have a full valuation allowance against these net deferred tax assets. The valuation allowance of $10 million on the entire net deferred tax asset of the German tax filing group that included our Moers, Germany facility, was established in 2024 due to the negative economic conditions that led to the facility closure. During 2025 and 2024, we also established $9 million and $13 million of significant valuation allowances, respectively, on certain net deferred tax assets in Luxembourg as a result of changes in estimated future taxable income resulting from decreased intercompany receivables and, therefore, decreased income in Luxembourg, our primary treasury center outside of the U.S. We also had miscellaneous non-significant valuation allowance establishments totaling $4 million in 2025 and $6 million in 2024. We established a $14 million valuation allowance against the entire net deferred tax asset in the U.K. as of December 31, 2023.

We have gross net operating losses (“NOLs”) of $1,344 million ($319 million tax-effected) in various non-U.S. jurisdictions. While the majority of the non-U.S. NOLs have no expiration date, $62 million ($11 million tax-effected) have a limited life (of which $11 million ($3 million tax-effected) are subject to a valuation allowance), of which none are scheduled to expire in 2026. We had no NOLs expire unused in 2025.

We have gross U.S. federal NOLs of $440 million ($92 million tax-effected), the majority of which are not subject to expiration. We expect to be able to utilize all of these NOLs, and therefore they are not subject to a valuation allowance.

Included in the $1,344 million of gross non-U.S. NOLs is $151 million ($36 million tax-effected) attributable to our Luxembourg entities. As of December 31, 2025, due to the uncertainty surrounding the realization of the benefits of these losses, there is a valuation allowance of $24 million against these net tax-effected NOLs of $36 million.

We have $9 million tax-effected federal and state capital loss carryovers, all of which are subject to a valuation allowance. Our capital loss carryovers may only be utilized against capital gains and have a 5-year carryforward period, generally expiring at the end of 2028.

We have gross U.S. federal deferred interest deductions of $219 million ($46 million tax-effected), which are limited to deduction of 30% of taxable EBITDA and do not expire. We expect to be able to utilize all of these deferred interest deductions and, therefore, they are not subject to a valuation allowance. We also have deferred interest deductions in the Netherlands of $80 million tax-effected, which are limited to a deduction of 24.5% of taxable EBITDA, and which are subject to a full valuation allowance.

Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions and result in additional valuation allowances in future periods, or, in the case of unexpected pre-tax earnings, the release of valuation allowances in future periods.

The following is a summary of changes in our valuation allowances (dollars in millions):

Huntsman Corporation

	2025	2024	2023
Valuation allowances as of January 1	$255	$221	$169
Valuation allowances as of December 31	340	255	221
Net increase	(85)	(34)	(52)
Foreign currency movements	26	(13)	3
Decrease to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(10)	(28)	4
Change in valuation allowances per rate reconciliation	$(69)	$(75)	$(45)
Components of change in valuation allowances affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(64)	$(46)	$(30)
Releases of valuation allowances in various jurisdictions	8	—	1
Establishments of valuation allowances in various jurisdictions	(13)	(29)	(16)
Change in valuation allowances per rate reconciliation	$(69)	$(75)	$(45)

Huntsman International

	2025	2024	2023
Valuation allowances as of January 1	$255	$221	$169
Valuation allowances as of December 31	340	255	221
Net increase	(85)	(34)	(52)
Foreign currency movements	26	(13)	3
Decrease to deferred tax assets with no impact on operating tax expense, including an offsetting (decrease) increase to valuation allowances	(10)	(28)	4
Change in valuation allowances per rate reconciliation	$(69)	$(75)	$(45)
Components of change in valuation allowances affecting tax expense:
Pre-tax income and losses in jurisdictions with valuation allowances resulting in no tax expense or benefit	$(64)	$(46)	$(30)
Releases of valuation allowances in various jurisdictions	8	—	1
Establishments of valuation allowances in various jurisdictions	(13)	(29)	(16)
Change in valuation allowances per rate reconciliation	$(69)	$(75)	$(45)

The following is a reconciliation of our unrecognized tax benefits (dollars in millions):

	2025	2024
Unrecognized tax benefits as of January 1	$5	$5
Gross increases and decreases—tax positions taken during a prior period	1	—
Gross increases and decreases—tax positions taken during the current period	2	1
Reductions resulting from the lapse of statues of limitations	—	(1)
Foreign currency movements	1	—
Unrecognized tax benefits as of December 31	$9	$5

As of December 31, 2025 and 2024, the amount of unrecognized tax benefits (not including interest and penalties) which, if recognized, would affect the effective tax rate is $5 million and $2 million, respectively.

During 2025, we concluded and settled tax examinations in the U.S. (federal and various states), China, France, Germany and Hong Kong. During 2024, we concluded and settled tax examinations in the U.S. (federal and various states), Belgium, China, Germany and Italy. During 2023, we concluded and settled tax examinations in the U.S. (federal and various states), Germany, Indonesia, Singapore and Thailand.

During 2025, for unrecognized tax benefits that impact tax expense, we recorded a net increase in unrecognized tax benefits with a corresponding income tax expense (not including interest and penalties) of $3 million. During 2024, for unrecognized tax benefits that impact tax expense, we recorded no net change. During 2023, for unrecognized tax benefits that impact tax expense, we recorded a net decrease in unrecognized tax benefits with a corresponding income tax benefit (not including interest and penalties) of $1 million.

We recognized accrued interest related to unrecognized tax benefits in income tax expense as provided below (dollars in millions):

	Year ended December 31,
	2025	2024	2023
Interest included in tax expense	$2	$2	$3

	December 31,
	2025	2024
Accrued liability for interest	$10	$8

We conduct business globally, and as a result, we file income tax returns in U.S. federal, various U.S. state and various non-U.S. jurisdictions. The following table summarizes the tax years that remain subject to examination by major tax jurisdictions:

Tax jurisdiction	Open tax years
Belgium	2024 and later
China	2015 and later
Germany	2018 and later
Hong Kong	2019 and later
India	2022 and later
Mexico	2022 and later
Switzerland	2017 and later
The Netherlands	2021 and later
United Kingdom	2023 and later
United States federal	2017 and later

Certain of our U.S. and non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities and the amounts ultimately agreed upon in resolution of the issues raised may differ materially from the amounts accrued.

In connection with the provisions of U.S. Tax Reform, all non-U.S. earnings have generally been subject to U.S. tax and may be repatriated without incurring additional U.S. tax liability. Such repatriation may potentially be subject to limited foreign withholding taxes. We have accrued withholding taxes in countries where we do intend to repatriate some or all of the local retained earnings. For all other amounts and countries, we intend to continue to invest our retained earnings indefinitely and therefore not incur any significant additional taxes on those amounts.

21. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have various purchase commitments extending through 2043 for materials, supplies and services entered into in the ordinary course of business. Included in these purchase commitments are contracts which require minimum volume purchases that extend beyond one year or are renewable annually and have been renewed in 2025. Certain contracts allow for changes in minimum required purchase volumes in the event of a temporary or permanent shutdown of a facility. The contractual purchase prices for substantially all of these contracts are variable based upon market prices, subject to annual negotiations. We have estimated our contractual obligations by using the terms of our current pricing for each contract. As of  December 31, 2025, we had unconditional purchase commitments of approximately $7,359 million, of which approximately $1,772 million will be paid in 2026, $1,371 million in 2027, $1,053 million in 2028, $862 million in 2029 and $835 million in 2030.

We also have a limited number of contracts which require a minimum payment even if no volume is purchased. We believe that all of our purchase obligations will be utilized in our normal operations. We made minimum payments of $2 million, $4 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively, under such take or pay contracts without taking the product.

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

22. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under EHS laws, including costs to acquire, maintain and repair pollution control equipment. For the years ended December 31, 2025, 2024 and 2023, our capital expenditures for EHS matters totaled $37 million, $27 million and $30 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $16 million and $15 million for environmental liabilities as of  December 31, 2025 and 2024, respectively. Of these amounts, $11 million and $6 million were classified as accrued liabilities in our consolidated balance sheets as of December 31, 2025 and 2024, respectively, and $5 million and $9 million were classified as other noncurrent liabilities in our consolidated balance sheets as of  December 31, 2025 and 2024, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

23. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a new share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the year ended December 31, 2025, we did not repurchase any shares of our common stock under this program. As of December 31, 2025, we have approximately $547 million remaining under the authorization of our existing share repurchase program.

Dividends on Common Stock

The following tables represent dividends on common stock for our Company for the years ended December 31, 2025 and 2024 (dollars in millions, except per share payment amounts):

	Per share	Dividends
Quarter ended	payment amount	declared
March 31, 2025	$0.25	$44
June 30, 2025	0.25	44
September 30, 2025	0.25	44
December 31, 2025	0.0875	16

	Per share	Dividends
Quarter ended	payment amount	declared
March 31, 2024	$0.25	$43
June 30, 2024	0.25	43
September 30, 2024	0.25	44
December 31, 2024	0.25	44

24. STOCK-BASED COMPENSATION PLAN

On April 30, 2025, our stockholders approved the 2025 Stock Incentive Plan, which reserved 4.65 million shares for issuance. The Prior Plans remain in effect for outstanding awards granted pursuant to the Prior Plans, but no further awards may be granted under the Prior Plans. Under the 2025 Stock Incentive Plan we may grant nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, cash awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under the 2025 Stock Incentive Plan and the Prior Plans are fixed at the grant date. As of December 31, 2025, we had approximately 4.6 million shares remaining under the 2025 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period.

The compensation cost under the 2016 Stock Incentive Plan and the Prior Plan for our Company and Huntsman International were as follows (dollars in millions):

	Year ended December 31,
	2025	2024	2023
Huntsman Corporation compensation cost	$31	$30	$28
Huntsman International compensation cost	29	29	27

The total income tax benefit recognized in the statements of operations for stock-based compensation arrangements was nil, $2 million and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock through the grant date. The expected term of options granted was estimated based on the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions noted below represent the weighted averages of the assumptions utilized for all stock options granted during the year. During the years ended  December 31, 2025, 2024 and 2023, no stock options were granted.

A summary of stock option activity under the 2016 Stock Incentive Plan and the Prior Plan as of December 31, 2025 and changes during the year then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2025	2,414	$22.18
Exercised	(56)	8.86
Forfeited	(328)	22.96
Outstanding and exercisable at December 31, 2025	2,030	22.42	2.7	$—

As of December 31, 2025, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the 2016 Stock Incentive Plan and the Prior Plan.

During the years ended December 31, 2025, 2024 and 2023, the total intrinsic value of stock options exercised was approximately nil, $1 million and $3 million, respectively. Cash received from stock options exercised during the years ended December 31, 2025, 2024 and 2023 was approximately nil, nil and $5 million, respectively. The cash tax benefit from stock options exercised during each of the years ended December 31, 2025, 2024 and 2023 was approximately nil.

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

For our performance share unit awards, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the years ended December 31, 2025, 2024 and 2023, the weighted-average expected volatility rate was 30.0%, 31.8% and 37.6%, respectively, and the weighted average risk-free interest rate was 4.30%, 4.39% and 4.38%, respectively. For the performance share unit awards granted during the year ended December 31, 2025, 2024 and 2023, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

A summary of the status of our nonvested shares as of December 31, 2025 and changes during the year then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2025	2,276		$33.22	225	$27.36
Granted	1,615		17.39	212	16.98
Vested	(598)	(1)(2)	38.02	(96)	29.51
Forfeited	(116)		23.45	(46)	21.63
Nonvested at December 31, 2025	3,177		24.63	295	20.09

(1)

As of December 31, 2025, a total of 175,238 restricted stock units were vested but not yet issued, of which 38,868 vested during 2025. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 186,825 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2024. Due to the target performance criteria not being met, only 123,119 performance share unit awards with a grant date fair value of $60.36 were issued during the year ended December 31, 2025.

As of December 31, 2025, there was $29 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the Stock Incentive Plan and the Prior Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The value of share awards that vested during the years ended December 31, 2025, 2024 and 2023 was $26 million, $24 million and $28 million, respectively.

25. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension and
	Foreign	other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2025	$(675)	$(552)	$—	$(1,227)	$27	$(1,200)
Other comprehensive income before reclassifications, gross	124	49	4	177	(4)	173
Tax impact	8	(9)	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	24	—	24	—	24
Tax impact	—	(2)	—	(2)	—	(2)
Net current-period other comprehensive income	132	62	4	198	(4)	194
Ending balance, December 31, 2025	$(543)	$(490)	$4	$(1,029)	$23	$(1,006)

(1)	Amounts are net of tax of $52 million and $60 million as of December 31, 2025 and January 1, 2025, respectively.
(2)	Amounts are net of tax of $50 million and $61 million as of December 31, 2025 and January 1, 2025, respectively.
(3)	See table below for details about pension and other postretirement benefits reclassifications.

		Pension and
	Foreign	other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2024	$(614)	$(656)	$(3)	$(1,273)	$28	$(1,245)
Other comprehensive (loss) income before reclassifications, gross	(66)	80	3	17	(1)	16
Tax impact	(4)	(4)	—	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	9	30	—	39	—	39
Tax impact	—	(2)	—	(2)	—	(2)
Net current-period other comprehensive (loss) income	(61)	104	3	46	(1)	45
Ending balance, December 31, 2024	$(675)	$(552)	$—	$(1,227)	$27	$(1,200)

(1)	Amounts are net of tax of $60 million and $56 million as of December 31, 2024 and January 1, 2024, respectively.
(2)	Amounts are net of tax of $61 million and $67 million as of December 31, 2024 and January 1, 2024, respectively.
(3)	See table below for details about pension and other postretirement benefits reclassifications.

	Amounts reclassified
	from accumulated other
	comprehensive loss				Affected line item in
Details about accumulated other	Year ended December 31,				our statements
comprehensive loss components(1)(2):	2025	2024	2023		of operations
Amortization of pension and other postretirement benefits:
Actuarial loss	$30	$33	$34	(3)(4)	Other income (expense), net
Prior service credit	(9)	(9)	(10)	(3)(4)	Other income (expense), net
Settlement loss	3	6	73	(5)	Other income (expense), net
Curtailment gain	—	—	(1)	(5)	Other income (expense), net
	24	30	96
	(2)	(2)	23		Income tax
Total reclassifications for the period	$22	$28	$119

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.
(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 19. Employee Benefit Plans.”
(4)	Amounts contain approximately nil, nil and $1 million of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2025, 2024 and 2023, respectively.
(5)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the year ended December 31, 2023.

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2025	$(680)	$(528)	$(4)	$(1,212)	$27	$(1,185)
Other comprehensive income before reclassifications, gross	125	49	4	178	(4)	174
Tax impact	8	(9)	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	24	—	24	—	24
Tax impact	—	(2)	—	(2)	—	(2)
Net current-period other comprehensive income	133	62	4	199	(4)	195
Ending balance, December 31, 2025	$(547)	$(466)	$—	$(1,013)	$23	$(990)

(1)	Amounts are net of tax of $39 million and $47 million as of December 31, 2025 and January 1, 2025, respectively.
(2)	Amounts are net of tax of $74 million and $85 million as of December 31, 2025 and January 1, 2025, respectively.
(3)	See table below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustment(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2024	$(619)	$(632)	$(7)	$(1,258)	$28	$(1,230)
Other comprehensive (loss) income before reclassifications, gross	(66)	80	3	17	(1)	16
Tax impact	(4)	(4)	—	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	9	30	—	39	—	39
Tax impact	—	(2)	—	(2)	—	(2)
Net current-period other comprehensive (loss) income	(61)	104	3	46	(1)	45
Ending balance, December 31, 2024	$(680)	$(528)	$(4)	$(1,212)	$27	$(1,185)

(1)	Amounts are net of tax of $47 million and $43 million as of both December 31, 2024 and January 1, 2024, respectively.
(2)	Amounts are net of tax of $85 million and $91 million as of December 31, 2024 and January 1, 2024, respectively.
(3)	See table below for details about pension and other postretirement benefits reclassifications.

	Amounts reclassified
	from accumulated other
	comprehensive loss				Affected line item in
Details about accumulated other	Year ended December 31,				our statements
comprehensive loss components(1)(2):	2025	2024	2023		of operations
Amortization of pension and other postretirement benefits:
Actuarial loss	$30	$33	$34	(3)(4)	Other income (expense), net
Prior service credit	(9)	(9)	(10)	(3)(4)	Other income (expense), net
Settlement loss	3	6	73	(5)	Other income (expense), net
Curtailment gain	—	—	(1)	(5)	Other income (expense), net
	24	30	96
	(2)	(2)	23		Income tax
Total reclassifications for the period	$22	$28	$119

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.
(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our consolidated statements of operations.
(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 19. Employee Benefit Plans.”
(4)	Amounts contain approximately nil, nil and $1 million of prior service credit and actuarial loss related to discontinued operations for the years ended December 31, 2025, 2024 and 2023, respectively.
(5)	In connection with the sale of our Textile Effects Business, we recognized $67 million of pension settlement losses and $1 million of pension curtailment gains for the year ended December 31, 2023.

Items of other comprehensive income (loss) of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

26. RELATED PARTY TRANSACTIONS

Our consolidated financial statements include the following transactions with our affiliates not otherwise disclosed (dollars in millions):

	Year ended December 31,
	2025	2024	2023
Sales to:
Unconsolidated affiliates	$105	$149	$126
Inventory purchases from:
Unconsolidated affiliates	55	93	403

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

Huntsman Corporation

	Year ended December 31, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,697	$997	$1,021	$5,715

Significant segment expenses:
Variable direct costs(2)	2,772	552	478	3,802
Adjusted fixed costs(3)	772	336	398	1,506
Other segment items(4)	7	2	(16)	(7)
Total reportable segments’ adjusted EBITDA(5)	$146	$107	$161	414

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(79)
Depreciation and amortization—continuing operations				(287)
Corporate and other costs, net(6)				(139)
Net income attributable to noncontrolling interests				57
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				4
Certain legal and other settlements and related income, net(7)				30
Loss on sale of business/assets				(5)
Amortization of pension and postretirement actuarial losses				(34)
Restructuring, impairment and plant closing and transition costs(9)				(153)
Loss from continuing operations before income taxes				(192)

Income tax expense—continuing operations				(26)
Loss from discontinued operations, net of tax				(9)
Net loss				$(227)

	Year ended December 31, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,900	$1,109	$1,055	$6,064

Significant segment expenses:
Variable direct costs(2)	2,943	618	499	4,060
Adjusted fixed costs(3)	744	328	390	1,462
Other segment items(4)	(32)	10	(13)	(35)
Total reportable segments’ adjusted EBITDA(5)	$245	$153	$179	577

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(79)
Depreciation and amortization—continuing operations				(289)
Corporate and other costs, net(6)				(163)
Net income attributable to noncontrolling interests				62
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(21)
Fair value adjustments to Venator investment, net and other tax matter adjustments				12
Certain legal and other settlements and related expenses, net(7)				(13)
Loss on sale of business/assets				(1)
Loss on dissolution of subsidiaries(8)				(39)
Amortization of pension and postretirement actuarial losses				(39)
Restructuring, impairment and plant closing and transition costs(9)				(46)
Loss from continuing operations before income taxes				(39)

Income tax expense—continuing operations				(61)
Loss from discontinued operations, net of tax				(27)
Net loss				$(127)

	Year ended December 31, 2023
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,865	$1,178	$1,092	$6,135

Significant segment expenses:
Variable direct costs(2)	2,904	647	546	4,097
Adjusted fixed costs(3)	787	329	370	1,486
Other segment items(4)	(74)	1	(10)	(83)
Total reportable segments’ adjusted EBITDA(5)	$248	$201	$186	635

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(65)
Depreciation and amortization—continuing operations				(278)
Corporate and other costs, net(6)				(163)
Net income attributable to noncontrolling interests				52
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(4)
Fair value adjustments to Venator investment, net				(5)
Certain legal and other settlements and related expenses, net				(6)
Certain nonrecurring information technology project implementation costs				(5)
Amortization of pension and postretirement actuarial losses				(37)
Restructuring, impairment and plant closing and transition costs(9)				(25)
Income from continuing operations before income taxes				99

Income tax expense—continuing operations				(64)
Income from discontinued operations, net of tax				118
Net income				$153

Huntsman International

	Year ended December 31, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,697	$997	$1,021	$5,715

Significant segment expenses:
Variable direct costs(2)	2,772	552	478	3,802
Adjusted fixed costs(3)	772	336	398	1,506
Other segment items(4)	7	2	(16)	(7)
Total reportable segments’ adjusted EBITDA(5)	$146	$107	$161	414

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(79)
Depreciation and amortization—continuing operations				(287)
Corporate and other costs, net(6)				(136)
Net income attributable to noncontrolling interests				57
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				4
Certain legal and other settlements and related income, net(7)				30
Loss on sale of business/assets				(5)
Amortization of pension and postretirement actuarial losses				(34)
Restructuring, impairment and plant closing and transition costs(9)				(153)
Loss from continuing operations before income taxes				(189)

Income tax expense—continuing operations				(27)
Loss from discontinued operations, net of tax				(9)
Net loss				$(225)

	Year ended December 31, 2024
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,900	$1,109	$1,055	$6,064

Significant segment expenses:
Variable direct costs(2)	2,943	618	499	4,060
Adjusted fixed costs(3)	744	328	390	1,462
Other segment items(4)	(32)	10	(13)	(35)
Total reportable segments’ adjusted EBITDA(5)	$245	$153	$179	577

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net—continuing operations				(79)
Depreciation and amortization—continuing operations				(289)
Corporate and other costs, net(6)				(160)
Net income attributable to noncontrolling interests				62
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(21)
Fair value adjustments to Venator investment, net and other tax matter adjustments				12
Certain legal and other settlements and related expenses, net(7)				(13)
Loss on sale of business/assets				(1)
Loss on dissolution of subsidiaries(8)				(39)
Amortization of pension and postretirement actuarial losses				(39)
Restructuring, impairment and plant closing and transition costs(9)				(46)
Loss from continuing operations before income taxes				(36)

Income tax expense—continuing operations				(62)
Loss from discontinued operations, net of tax				(27)
Net loss				$(125)

	Year ended December 31, 2023
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,865	$1,178	$1,092	$6,135

Significant segment expenses:
Variable direct costs(2)	2,904	647	546	4,097
Adjusted fixed costs(3)	787	329	370	1,486
Other segment items(4)	(74)	1	(10)	(83)
Total reportable segments’ adjusted EBITDA(5)	$248	$201	$186	635

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net—continuing operations				(65)
Depreciation and amortization—continuing operations				(278)
Corporate and other costs, net(6)				(160)
Net income attributable to noncontrolling interests				52
Other adjustments:
Business acquisition and integration expenses and purchase accounting inventory adjustments, net				(4)
Fair value adjustments to Venator investment, net				(5)
Certain legal and other settlements and related expenses, net				(6)
Certain nonrecurring information technology project implementation costs				(5)
Amortization of pension and postretirement actuarial losses				(37)
Restructuring, impairment and plant closing and transition costs(9)				(25)
Income from continuing operations before income taxes				102

Income tax expense—continuing operations				(65)
Income from discontinued operations, net of tax				118
Net income				$155

	December 31,
	2025	2024
Total assets:
Polyurethanes	$4,045	$4,151
Performance Products	1,185	1,214
Advanced Materials	1,095	1,097
Total reportable segments’ total assets	6,325	6,462
Corporate and other	690	652
Total	$7,015	$7,114

	Year ended December 31,
	2025	2024	2023
Depreciation and amortization:
Polyurethanes	$164	$161	$141
Performance Products	62	67	72
Advanced Materials	51	52	53
Total reportable segments’ depreciation and amortization	277	280	266
Corporate and other	10	9	12
Total	$287	$289	$278

	Year ended December 31,
	2025	2024	2023
Capital expenditures:
Polyurethanes	$82	$78	$98
Performance Products	59	85	100
Advanced Materials	27	17	25
Total reportable segments’ capital expenditures	168	180	223
Corporate and other	5	4	7
Total	$173	$184	$230

	December 31,
	2025	2024
Goodwill:
Polyurethanes	$338	$328
Performance Products	2	15
Advanced Materials	290	290
Total	$630	$633

(1)	A reconciliation of total reportable segments’ revenues to total consolidated revenues is provided in “Note 18. Revenue Recognition.”
(2)	Variable direct costs primarily include raw materials, utilities and freight-related costs.
(3)	Adjusted fixed costs primarily include personnel and maintenance costs at our manufacturing facilities, selling, general and administrative expenses and research and development expenses, less depreciation and amortization and an adjustment to remove the related effects of restructuring, impairment and plant closing and transition costs.
(4)	Other segment items include other operating and non-operating income and expense items and foreign currency exchange effects, less adjustments to remove the related effects of primarily the following items: business acquisition and integration gain (expenses) and purchase accounting inventory adjustments, net; certain legal and other settlements and related income (expenses), net; amortization of pension and postretirement actuarial losses; loss on sale of business/assets; and restructuring, impairment and plant closing and transition costs.
(5)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. Segment adjusted EBITDA is the measure that our chief operating decision maker (“CODM”), who has been determined to be our Chief Executive Officer, uses to make decisions about resources to be allocated to the segments and assess their financial performance. Our CODM evaluates segment adjusted EBITDA through the annual budget process as well as through ongoing periodic reviews of forecasts, budget-to-actual variances, changes from prior periods and when comparing the results of each reportable operating segment with one another. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration gain (expenses) and purchase accounting inventory adjustments, net; (b) certain legal and other settlements and related income (expenses), net; (c) loss on sale of business/assets; (d) amortization of pension and postretirement actuarial losses; (e) restructuring, impairment, plant closing and transition costs; (f) (loss) income from discontinued operations, net of tax; (g) fair value adjustments to Venator investment, net and other tax matter adjustments; (h) loss on dissolution of subsidiaries; and (i) certain nonrecurring information technology project implementation costs.

(6)

Corporate and other costs, net includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(7)	Certain legal and other settlements and related income (expenses), net includes approximately $33 million for income associated with a litigation matter during the year ended December 31, 2025 (see “Note 21. Commitments and Contingencies—Legal Matters” to our consolidated financial statements) and approximately $(10) million related to the settlement of a claim in connection with a commercial dispute during the year ended December 31, 2024.
(8)	Loss on dissolution of subsidiaries for the year ended December 31, 2024 relates to the elimination and non-cash recognition of cumulative translation adjustments from accumulated other comprehensive loss due to the liquidation of certain subsidiaries.
(9)

Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe and our Corporate program to optimize our global approach to managed services in various information technology functions.

	Year ended December 31,
	2025	2024	2023
Revenues by geographic area(1):
United States	$1,977	$2,124	$2,140
China	1,073	1,082	1,084
Germany	352	373	423
Canada	220	216	211
India	213	191	164
Italy	183	207	216
United Kingdom	141	156	155
Other nations	1,524	1,687	1,718
Total	$5,683	$6,036	$6,111

	December 31,
	2025	2024
Long-lived assets(2):
United States	$1,152	$1,188
China	373	399
The Netherlands	358	315
Hungary	165	118
Saudi Arabia	97	102
Switzerland	87	67
United Kingdom	61	60
Singapore	53	59
Germany	50	82
Other nations	90	103
Total	$2,486	$2,493

(1)	Geographic information for revenues is based upon countries into which product is sold.
(2)	Long-lived assets consist of property, plant and equipment, net.

HUNTSMAN CORPORATION (PARENT ONLY)

Schedule I—Condensed Financial Information of Registrant

HUNTSMAN CORPORATION (Parent Only)

BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	December 31,
	2025	2024
ASSETS
Investment in and advances to affiliates	$2,759	$2,966
Total assets	$2,759	$2,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$—	$2
Total current liabilities	—	2
Other noncurrent liabilities	9	5
Total liabilities	9	7
STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 1,200,000,000 shares authorized, 263,229,465 and 262,751,907 shares issued and 172,622,337 and 172,144,779 shares outstanding, respectively	3	3
Additional paid-in capital	4,261	4,233
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(28)	(32)
Retained earnings	1,810	2,245
Accumulated other comprehensive loss	(1,006)	(1,200)
Total stockholders’ equity	2,750	2,959
Total liabilities and stockholders’ equity	$2,759	$2,966

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF OPERATIONS

(In Millions)

	Year ended December 31,
	2025	2024	2023
Selling, general and administrative expenses	$(3)	$(3)	$(3)
Equity in loss of subsidiaries	(426)	(358)	(68)
Dividend income—affiliate	145	172	172
Net (loss) income	$(284)	$(189)	$101

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Year ended December 31,
	2025	2024	2023
Net (loss) income	$(284)	$(189)	$101
Other comprehensive income, net of tax:
Foreign currency translations adjustments	132	(61)	34
Pension and other postretirement benefits adjustments	62	104	(4)
Other, net	61	65	42
Other comprehensive income, net of tax	255	108	72
Comprehensive (loss) income	(29)	(81)	173
Comprehensive income attributable to noncontrolling interests	(61)	(63)	(49)
Comprehensive (loss) income attributable to Huntsman Corporation	$(90)	$(144)	$124

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders’ Equity
							Accumulated
	Shares of		Additional		Unearned		other
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	Total
	stock	stock	capital	stock	compensation	earnings	loss	equity
Balance, January 1, 2023	183,634,464	$3	$4,156	$(1,937)	$(35)	$2,705	$(1,268)	$3,624
Net income	—	—	—	—	—	101	—	101
Other comprehensive income	—	—	—	—	—	—	23	23
Issuance of nonvested stock awards	—	—	32	—	(32)	—	—	—
Vesting of stock awards	1,028,971	—	5	—	—	—	—	5
Recognition of stock-based compensation	—	—	1	—	26	—	—	27
Repurchase and cancellation of stock awards	(307,093)	—	—	—	—	(10)	—	(10)
Stock options exercised	320,364	—	9	—	—	(4)	—	5
Treasury stock repurchased	(13,093,375)	—	—	(353)	—	—	—	(353)
Dividends declared on common stock	—	—	—	—	—	(170)	—	(170)
Acquisition of noncontrolling interests, net of tax	—	—	(1)	—	—	—	—	(1)
Balance, December 31, 2023	171,583,331	3	4,202	(2,290)	(41)	2,622	(1,245)	3,251
Net loss	—	—	—	—	—	(189)	—	(189)
Other comprehensive income	—	—	—	—	—	—	45	45
Issuance of nonvested stock awards	—	—	20	—	(20)	—	—	—
Vesting of stock awards	728,499	—	2	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	29	—	—	29
Repurchase and cancellation of stock awards	(234,161)	—	—	—	—	(5)	—	(5)
Stock options exercised	67,110	—	9	—	—	(9)	—	—
Dividends declared on common stock	—	—	—	—	—	(174)	—	(174)
Balance, December 31, 2024	172,144,779	3	4,233	(2,290)	(32)	2,245	(1,200)	2,959
Net loss	—	—	—	—	—	(284)	—	(284)
Other comprehensive income	—	—	—	—	—	—	194	194
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—
Vesting of stock awards	630,694	—	2	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	29	—	—	29
Repurchase and cancellation of stock awards	(181,563)	—	—	—	—	(3)	—	(3)
Stock options exercised	28,427	—	1	—	—	—	—	1
Dividends declared on common stock	—	—	—	—	—	(148)	—	(148)
Balance, December 31, 2025	172,622,337	$3	$4,261	$(2,290)	$(28)	$1,810	$(1,006)	$2,750

The accompanying notes are an integral part of the condensed financial information.

HUNTSMAN CORPORATION (Parent Only)

STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2025	2024	2023
Operating activities:
Net (loss) income	$(284)	$(189)	$101
Equity in loss of subsidiaries	426	358	68
Stock-based compensation	2	1	1
Changes in operating assets and liabilities	(2)	2	—
Net cash provided by operating activities	142	172	170

Investing activities:
Net cash provided by investing activities	—	—	—

Financing activities:
Dividends paid to common stockholders	(146)	(174)	(169)
Repurchase and cancellation of stock awards	(3)	(5)	(10)
Repurchase of common stock	—	(4)	(349)
Proceeds from issuance of common stock	—	—	5
Increase in payable to affiliates	6	13	352
Other, net	1	(2)	1
Net cash used in financing activities	(142)	(172)	(170)
Decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

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