Form 10-Q
period 2026-03-31
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2026-05-01
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On April 22, 2026, 175,349,112 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interest of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interest. All of Huntsman International LLC’s units of membership interest are held by Huntsman Corporation.

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

ENDED March 31, 2026

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” below and “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents(1)	$369	$429
Accounts and notes receivable (net of allowance for doubtful accounts of $8 for both), ($331 and $281 pledged as collateral, respectively)(1)	769	670
Accounts receivable from affiliates	7	7
Inventories(1)	885	818
Prepaid expenses	104	94
Other current assets	45	46
Total current assets	2,179	2,064
Property, plant and equipment, net(1)	2,441	2,486
Investment in unconsolidated affiliates	319	309
Intangible assets, net	298	308
Goodwill	628	630
Deferred income taxes	47	49
Operating lease right-of-use assets	403	365
Other noncurrent assets(1)	816	804
Total assets	$7,131	$7,015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$812	$736
Accounts payable to affiliates	31	22
Accrued liabilities(1)	443	421
Current portion of debt(1)	376	353
Current operating lease liabilities(1)	57	57
Total current liabilities	1,719	1,589
Long-term debt	1,680	1,658
Deferred income taxes	147	156
Noncurrent operating lease liabilities(1)	374	333
Other noncurrent liabilities(1)	309	322
Total liabilities	4,229	4,058
Commitments and contingencies (Notes 15 and 16)
Equity:
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 263,957,232 and 263,229,465 shares issued and 173,350,104 and 172,622,337 shares outstanding, respectively	3	3
Additional paid-in capital	4,295	4,261
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(50)	(28)
Retained earnings	1,740	1,810
Accumulated other comprehensive loss	(1,017)	(1,006)
Total Huntsman Corporation stockholders’ equity	2,681	2,750
Noncontrolling interests in subsidiaries	221	207
Total equity	2,902	2,957
Total liabilities and equity	$7,131	$7,015

(1)

At March 31, 2026 and December 31, 2025, respectively, $8 and $3 of cash and cash equivalents, $20 and $24 of accounts and notes receivable (net), $64 and $50 of inventories, $122 each of property, plant and equipment (net), $36 and $35 of other noncurrent assets, $121 and $91 of accounts payable, $18 and $22 of accrued liabilities, $5 and $7 of current portion of debt, $6 each of current operating lease liabilities, $66 and $12 of noncurrent operating lease liabilities and $15 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months ended
	March 31,
	2026	2025
Revenues:
Trade sales, services and fees, net	$1,387	$1,374
Related party sales	33	36
Total revenues	1,420	1,410
Cost of goods sold	1,237	1,209
Gross profit	183	201
Operating expenses:
Selling, general and administrative	163	166
Research and development	29	32
Restructuring, impairment and plant closing costs	6	1
Income associated with litigation matter, net	—	(33)
Gain on acquisition of assets, net	—	(5)
Other operating expense (income), net	1	(2)
Total operating expenses	199	159
Operating (loss) income	(16)	42
Interest expense, net	(21)	(19)
Equity in income of investment in unconsolidated affiliates	5	1
Other income, net	3	3
(Loss) income from continuing operations before income taxes	(29)	27
Income tax expense	(11)	(15)
(Loss) income from continuing operations	(40)	12
Loss from discontinued operations, net of tax	(1)	(1)
Net (loss) income	(41)	11
Net income attributable to noncontrolling interests	(12)	(16)
Net loss attributable to Huntsman Corporation	$(53)	$(5)

Basic loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.30)	$(0.02)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	(0.01)
Net loss attributable to Huntsman Corporation common stockholders	$(0.31)	$(0.03)
Weighted average shares	173.0	172.4

Diluted loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.30)	$(0.02)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	(0.01)
Net loss attributable to Huntsman Corporation common stockholders	$(0.31)	$(0.03)
Weighted average shares	173.0	172.4

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(52)	$(4)
Loss from discontinued operations, net of tax	(1)	(1)
Net loss	$(53)	$(5)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months ended
	March 31,
	2026	2025
Net (loss) income	$(41)	$11
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(13)	35
Pension and other postretirement benefits adjustments	4	(8)
Other, net	—	6
Other comprehensive (loss) income, net of tax	(9)	33
Comprehensive (loss) income	(50)	44
Comprehensive income attributable to noncontrolling interests	(14)	(16)
Comprehensive (loss) income attributable to Huntsman Corporation	$(64)	$28

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2026	172,622,337	$3	$4,261	$(2,290)	$(28)	$1,810	$(1,006)	$207	$2,957
Net (loss) income	—	—	—	—	—	(53)	—	12	(41)
Other comprehensive (loss) income	—	—	—	—	—	—	(11)	2	(9)
Issuance of nonvested stock awards	—	—	30	—	(30)	—	—	—	—
Vesting of stock awards	672,924	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	8	—	—	—	8
Repurchase and cancellation of stock awards	(186,653)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	241,496	—	2	—	—	—	—	—	2
Dividends declared on common stock ($0.0875 per share)	—	—	—	—	—	(14)	—	—	(14)
Balance, March 31, 2026	173,350,104	$3	$4,295	$(2,290)	$(50)	$1,740	$(1,017)	$221	$2,902

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2025	172,144,779	$3	$4,233	$(2,290)	$(32)	$2,245	$(1,200)	$204	$3,163
Net (loss) income	—	—	—	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	—	—	—	33	—	33
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	626,118	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	9	—	—	—	9
Repurchase and cancellation of stock awards	(179,420)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	3,891	—	—	—	—	—	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2025	172,595,368	$3	$4,260	$(2,290)	$(48)	$2,193	$(1,167)	$220	$3,171

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months ended
	March 31,
	2026	2025
Operating activities:
Net (loss) income	$(41)	$11
Less: Loss from discontinued operations, net of tax	1	1
(Loss) income from continuing operations	(40)	12
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(5)	(1)
Depreciation and amortization	73	69
Noncash lease expense	20	19
Gain on acquisition of assets, net	—	(5)
Deferred income taxes	(7)	(1)
Noncash stock-based compensation	9	9
Other, net	1	3
Changes in operating assets and liabilities:
Accounts and notes receivable	(111)	(65)
Inventories	(75)	(101)
Prepaid expenses	(11)	26
Other current assets	3	(1)
Other noncurrent assets	(15)	(3)
Accounts payable	105	(27)
Accrued liabilities	23	28
Other noncurrent liabilities	(23)	(33)
Net cash used in operating activities from continuing operations	(53)	(71)
Net cash used in operating activities from discontinued operations	—	(3)
Net cash used in operating activities	(53)	(74)

Investing activities:
Capital expenditures	(38)	(36)
Cash received from return of investment in unconsolidated subsidiary	—	41
Other, net	1	1
Net cash (used in) provided by investing activities	(37)	6

Financing activities:
Net borrowings on revolving loan facilities	51	427
Repayments of long-term debt	(2)	(319)
Dividends paid to common stockholders	(16)	(44)
Repurchase and cancellation of awards	(3)	(3)
Other, net	—	(1)
Net cash provided by financing activities	30	60
Effect of exchange rate changes on cash	—	2
Decrease in cash and cash equivalents	(60)	(6)
Cash and cash equivalents at beginning of period	429	340
Cash and cash equivalents at end of period	$369	$334

Supplemental cash flow information:
Cash paid for interest	$5	$8
Cash paid for income taxes	14	12

As of March 31, 2026 and 2025, the amount of capital expenditures in accounts payable was $19 million and $20 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents(1)	$369	$429
Accounts and notes receivable (net of allowance for doubtful accounts of $8 for both), ($331 and $281 pledged as collateral, respectively)(1)	769	670
Accounts receivable from affiliates	7	7
Inventories(1)	885	818
Prepaid expenses	104	94
Other current assets	45	46
Total current assets	2,179	2,064
Property, plant and equipment, net(1)	2,441	2,486
Investment in unconsolidated affiliates	319	309
Intangible assets, net	298	308
Goodwill	628	630
Deferred income taxes	47	49
Operating lease right-of-use assets	403	365
Other noncurrent assets(1)	816	804
Total assets	$7,131	$7,015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$812	$736
Accounts payable to affiliates	31	22
Accrued liabilities(1)	440	418
Current portion of debt(1)	376	353
Current operating lease liabilities(1)	57	57
Total current liabilities	1,716	1,586
Long-term debt	1,680	1,658
Deferred income taxes	150	160
Noncurrent operating lease liabilities(1)	374	332
Other noncurrent liabilities(1)	305	315
Total liabilities	4,225	4,051
Commitments and contingencies (Notes 15 and 16)
Equity:
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,851	3,843
Retained earnings	(164)	(96)
Accumulated other comprehensive loss	(1,002)	(990)
Total Huntsman International LLC members’ equity	2,685	2,757
Noncontrolling interests in subsidiaries	221	207
Total equity	2,906	2,964
Total liabilities and equity	$7,131	$7,015

(1)	At March 31, 2026 and December 31, 2025, respectively, $8 and $3 of cash and cash equivalents, $20 and $24 of accounts and notes receivable (net), $64 and $50 of inventories, $122 each of property, plant and equipment (net), $36 and $35 of other noncurrent assets, $121 and $91 of accounts payable, $18 and $22 of accrued liabilities, $5 and $7 of current portion of debt, $6 each of current operating lease liabilities, $66 and $12 of noncurrent operating lease liabilities and $15 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months ended
	March 31,
	2026	2025
Revenues:
Trade sales, services and fees, net	$1,387	$1,374
Related party sales	33	36
Total revenues	1,420	1,410
Cost of goods sold	1,237	1,209
Gross profit	183	201
Operating expenses:
Selling, general and administrative	161	164
Research and development	29	32
Restructuring, impairment and plant closing costs	6	1
Income associated with litigation matter, net	—	(33)
Gain on acquisition of assets, net	—	(5)
Other operating expense (income), net	1	(2)
Total operating expenses	197	157
Operating (loss) income	(14)	44
Interest expense, net	(21)	(19)
Equity in income of investment in unconsolidated affiliates	5	1
Other income, net	3	3
(Loss) income from continuing operations before income taxes	(27)	29
Income tax expense	(11)	(17)
(Loss) income from continuing operations	(38)	12
Loss from discontinued operations, net of tax	(1)	(1)
Net (loss) income	(39)	11
Net income attributable to noncontrolling interests	(12)	(16)
Net loss attributable to Huntsman International LLC	$(51)	$(5)

Amounts attributable to Huntsman International LLC:
Loss from continuing operations	$(50)	$(4)
Loss from discontinued operations, net of tax	(1)	(1)
Net loss	$(51)	$(5)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months ended
	March 31,
	2026	2025
Net (loss) income	$(39)	$11
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(14)	35
Pension and other postretirement benefits adjustments	4	(8)
Other, net	—	6
Other comprehensive (loss) income, net of tax	(10)	33
Comprehensive (loss) income	(49)	44
Comprehensive income attributable to noncontrolling interests	(14)	(16)
Comprehensive (loss) income attributable to Huntsman International LLC	$(63)	$28

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2026	2,728	$3,843	$(96)	$(990)	$207	$2,964
Net (loss) income	—	—	(51)	—	12	(39)
Other comprehensive (loss) income	—	—	—	(12)	2	(10)
Dividends paid to parent	—	—	(13)	—	—	(13)
Contribution from parent	—	8	—	—	—	8
Distribution to parent	—	—	(4)	—	—	(4)
Balance, March 31, 2026	2,728	$3,851	$(164)	$(1,002)	$221	$2,906

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2025	2,728	$3,814	$337	$(1,185)	$204	$3,170
Net (loss) income	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	33	—	33
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distribution to parent	—	—	(5)	—	—	(5)
Balance, March 31, 2025	2,728	$3,821	$284	$(1,152)	$220	$3,173

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three months ended
	March 31,
	2026	2025
Operating activities:
Net (loss) income	$(39)	$11
Less: Loss from discontinued operations, net of tax	1	1
(Loss) income from continuing operations	(38)	12
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(5)	(1)
Depreciation and amortization	73	69
Noncash lease expense	20	19
Gain on acquisition of assets, net	—	(5)
Deferred income taxes	(7)	—
Noncash stock-based compensation	8	7
Other, net	2	5
Changes in operating assets and liabilities:
Accounts and notes receivable	(111)	(65)
Inventories	(75)	(101)
Prepaid expenses	(11)	26
Other current assets	3	(1)
Other noncurrent assets	(15)	(3)
Accounts payable	105	(27)
Accrued liabilities	23	28
Other noncurrent liabilities	(24)	(33)
Net cash used in operating activities from continuing operations	(52)	(70)
Net cash used in operating activities from discontinued operations	—	(3)
Net cash used in operating activities	(52)	(73)

Investing activities:
Capital expenditures	(38)	(36)
Cash received from return of investment in unconsolidated subsidiary	—	41
Increase in receivable from affiliate	(4)	(5)
Other, net	1	1
Net cash (used in) provided by investing activities	(41)	1

Financing activities:
Net borrowings on revolving loan facilities	51	427
Repayments of long-term debt	(2)	(319)
Dividends paid to parent	(13)	(43)
Other, net	(3)	(1)
Net cash provided by financing activities	33	64
Effect of exchange rate changes on cash	—	2
Decrease in cash and cash equivalents	(60)	(6)
Cash and cash equivalents at beginning of period	429	340
Cash and cash equivalents at end of period	$369	$334

Supplemental cash flow information:
Cash paid for interest	$5	$8
Cash paid for income taxes	14	12

As of March 31, 2026 and 2025, the amount of capital expenditures in accounts payable was $19 million and $20 million, respectively.

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

Interim Financial Statements

Our unaudited interim condensed consolidated financial statements and Huntsman International’s unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and in management’s opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of results of operations, comprehensive (loss) income, financial position and cash flows for the periods presented. Results for interim periods are not necessarily indicative of those to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 for our Company and Huntsman International.

Description of Businesses

We are a global manufacturer of diversified organic chemical products. We operate in three segments: Polyurethanes, Performance Products and Advanced Materials. Our products comprise many different chemicals and formulations, which we market globally to a wide range of consumers that consist primarily of industrial and building product manufacturers. Our products are used in a broad range of applications, including those in the adhesives, aerospace, automotive, coatings and construction, construction products, durable and non-durable consumer products, electronics, insulation, power generation and refining. Many of our products offer effects, such as premium insulation in homes and buildings and the lightweighting of airplanes and automobiles, that help conserve energy. We are a leading global producer in many of our key product lines, including MDI, amines, maleic anhydride and epoxy-based polymer formulations. We operate all of our businesses through Huntsman International, our wholly-owned subsidiary. Huntsman International is a Delaware limited liability company and was formed in 1999.

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

Huntsman International declared and paid to us distributions in the form of certain affiliate accounts receivable during 2026 and 2025.

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

Reclassification

Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to current period presentation.

2. ACCOUNTING STANDARDS

ACCOUNTING STANDARDS PENDING ADOPTION IN FUTURE PERIODS

The following relevant accounting standards become effective subsequent to fiscal year 2026, and we are currently evaluating the impact of the future adoption of these accounting standards on our financial statements and related disclosures:

●

Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses, effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027

●	FASB ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods

3. BUSINESS COMBINATIONS AND ACQUISITIONS

SEPARATION AND ACQUISITION OF ASSETS OF SLIC JOINT VENTURE

On January 31, 2024, we completed the planned separation and acquisition of assets of Shanghai Lianheng Isocyanate Company Ltd. (“SLIC”), our former manufacturing joint venture with BASF and three Chinese chemical companies for approximately $218 million. The final purchase price of the acquired assets was determined based on an asset valuation that was completed in the second quarter of 2024. During the third quarter of 2024, we received approximately $64 million of cash from SLIC, of which $34 million was a dividend and $30 million was an interim liquidating distribution. Upon the full liquidation of the joint venture during the first quarter of 2025, all remaining cash of SLIC, primarily resulting from the proceeds received by SLIC, was distributed back to the joint venture partners. As such, during the first quarter of 2025, we received approximately $41 million of cash from SLIC, which was our final liquidating distribution.

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

4. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using primarily average cost and last-in first-out (“LIFO”) methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	March 31,	December 31,
	2026	2025
Raw materials and supplies	$186	$163
Work in progress	40	39
Finished goods	705	658
Total	931	860
LIFO reserves	(46)	(42)
Net inventories	$885	$818

As of both  March 31, 2026 and December 31, 2025, approximately 9% of our inventories were recorded using the LIFO cost method.

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

During the three months ended March 31, 2026, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  March 31, 2026, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  March 31, 2026 and our consolidated balance sheet as of  December 31, 2025 (dollars in millions):

	March 31,	December 31,
	2026	2025
Current assets	$102	$81
Property, plant and equipment, net	122	122
Operating lease right-of-use assets	71	19
Other noncurrent assets	146	139
Deferred income taxes	8	8
Total assets	$449	$369
Current liabilities	$150	$126
Noncurrent operating lease liabilities	66	12
Other noncurrent liabilities	15	15
Deferred income taxes	2	2
Total liabilities	$233	$155

Certain operating activities for our variable interest entities for the three months ended March 31, 2026 and 2025 were as follows (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Income from continuing operations before income taxes	$6	$16
Net cash provided by operating activities	11	16

6. SUPPLIER FINANCE PROGRAM

During the first quarter of 2025, we initiated a supplier finance program that has been made available to certain of our vendors. The program allows our vendors to voluntarily sell their receivables due from us to a participating financial institution on terms that are negotiated between the vendor and the financial institution. The vendor receives payment from the financial institution, and we pay the financial institution on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. We do not pledge assets as security or provide other forms of guarantees associated with this supplier finance program. As of  March 31, 2026 and 2025, outstanding obligations confirmed as valid under our supplier finance program were approximately $45 million and $22 million, respectively, which were included in accounts payable in our condensed consolidated balance sheets.

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  March 31, 2026 and December 31, 2025, accrued restructuring and plant closing costs by type of cost consisted of the following (dollars in millions):

			Other
	Workforce	Contract	restructuring
	reductions	terminations	costs	Total
Accrued liabilities as of January 1, 2026	$41	$4	$—	$45
Charges, net	4	—	1	5
Payments	(11)	—	(1)	(12)
Accrued liabilities as of March 31, 2026	$34	$4	$—	$38

As of  March 31, 2026 and December 31, 2025, accrued restructuring and plant closing costs of our three operating segments consisted of the following (dollars in millions):

		Performance	Advanced
	Polyurethanes	Products	Materials	Total
Accrued liabilities as of January 1, 2026	$37	$5	$3	$45
Charges, net	1	—	4	5
Payments	(11)	(1)	—	(12)
Accrued liabilities as of March 31, 2026	$27	$4	$7	$38

Current portion of restructuring reserves	$27	$4	$5	$36
Long-term portion of restructuring reserves	—	—	2	2

Details with respect to cash and noncash restructuring, impairment and plant closing costs for the three months ended March 31, 2026 and 2025 are provided below (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Cash charges, net	$5	$—
Noncash charges:
Accelerated depreciation	1	2
Other noncash credits, net	—	(1)
Total restructuring, impairment and plant closing costs	$6	$1

Restructuring Activities

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. During the first quarter of 2026, this program was expanded to further realign and reduce the segment’s U.S. manufacturing and other global organizational structure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately $4 million and $1 million during the three months ended March 31, 2026 and 2025, respectively, primarily related to workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $7 million through 2027, primarily related to accelerated depreciation and workforce reductions.

Beginning in the second quarter of 2025, our Performance Products segment implemented a restructuring program to close its European maleic anhydride manufacturing facility in Moers, Germany and to reduce other organizational structure costs. During the third quarter of 2025, this program was further expanded for additional site closure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately nil for the three months ended March 31, 2026. We expect to record further restructuring expenses of approximately $3 million through the first half of 2026, primarily related to a site closure.

Beginning in the fourth quarter of 2024, our Polyurethanes segment implemented a restructuring program to reduce organizational structure costs. During the second quarter of 2025, this program was further expanded to optimize its European business organization. In connection with this restructuring program, we recorded net restructuring expense of approximately $2 million for both the three months ended March 31, 2026 and 2025, primarily related to workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $5 million through 2027, primarily related to site closures, workforce reductions and accelerated depreciation.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program was associated with all of our segments and included exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we did not record any significant restructuring expense during the three months ended  March 31, 2025.

8. DEBT

Our outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

	March 31,	December 31,
	2026	2025
Senior credit facilities:
Revolving credit facility	$367	$343
Senior notes	1,489	1,488
Amounts outstanding under A/R programs	173	152
Variable interest entities	5	7
Other	22	21
Total debt	$2,056	$2,011
Current portion of debt	$376	$353
Long-term portion of debt	1,680	1,658
Total debt	$2,056	$2,011

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

Revolving Credit Facility

On February 9, 2026, Huntsman International entered into a new $800 million secured revolving credit facility (“2026 Revolving Credit Facility”). Borrowings bear interest at the rates specified in the credit agreement governing the 2026 Revolving Credit Facility, which vary based on the type of loan, leverage ratio and debt ratings. The 2026 Revolving Credit Facility has a maturity date of February 9, 2031. Based on the repayment terms of our borrowings under the 2026 Revolving Credit Facility, amounts outstanding are recorded in current portion of debt. Huntsman International may increase the 2026 Revolving Credit Facility commitments by up to $400 million, plus additional amounts, subject to the satisfaction of certain conditions. In connection with entering into the 2026 Revolving Credit Facility, Huntsman International terminated all commitments and repaid all obligations under its 2022 $1.2 billion senior unsecured revolving credit facility (“2022 Revolving Credit Facility”) and recognized loss on early extinguishment of debt of approximately $1 million in the first quarter of 2026.

The following table presents certain amounts under our 2026 Revolving Credit Facility as of  March 31, 2026 (monetary amounts in millions):

Facility	Committed amount	Amount outstanding		Maturity
2026 Revolving Credit Facility	$800	$367	(1)	February 2031

(1)	Total amount outstanding (U.S. dollar equivalent) includes both U.S. dollar and euro borrowings. Interest rates on borrowings under the 2026 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rates for U.S. dollar borrowings and euro borrowings as of March 31, 2026 were 1.75% above both Term SOFR and adjusted EURIBOR.

As of March 31, 2026, we had approximately $5 million of unamortized debt issuance costs related to our 2026 Revolving Credit Facility.

As of March 31, 2026, we had an additional $3 million (U.S. dollar equivalent) of letters of credit and bank guarantees issued and outstanding under our 2026 Revolving Credit Facility.

Senior Notes

As of  March 31, 2026, our senior notes consisted of the following (monetary amounts in millions):

		Unamortized premiums,
		discounts and
Notes	Amount outstanding	debt issuance costs	Interest rate	Maturity
2029 Senior notes	$750 ($745 carrying value)	$5	4.50%	May 2029
2031 Senior notes	$400 ($398 carrying value)	2	2.95%	June 2031
2034 Senior notes	$350 ($346 carrying value)	4	5.70%	October 2034

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

Information regarding our A/R Programs as of March 31, 2026 was as follows (monetary amounts in millions):

	Maximum funding	Amount
Facility	availability(1)	outstanding		Interest rate(2)	Maturity
U.S. A/R Program	$180	$87	(3)	Applicable rate plus 0.85%	December 2028
EU A/R Program	€100	€75		Applicable rate plus 1.45%	July 2027
	(or approximately $115)	(or approximately $86)

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

(3)	As of March 31, 2026, we had an additional $5 million (U.S. dollar equivalent) of letters of credit issued and outstanding under our U.S. A/R Program.

As of March 31, 2026 and December 31, 2025, $331 million and $281 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Variable Interest Entity Debt

 As of  March 31, 2026, AAC, our consolidated 50%-owned joint venture, had $5 million outstanding under its loan commitments and debt financing arrangements, all of which was classified as current debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of both  March 31, 2026 and December 31, 2025, the amount of debt issuance costs directly reducing the debt liability was $7 million. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

Compliance with Covenants

Our 2026 Revolving Credit Facility contains financial covenants of Huntsman International and its subsidiaries, including regarding a leverage ratio and a fixed charge coverage ratio. The 2026 Revolving Credit Facility also contains other customary covenants and events of default for credit facilities of this type. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the 2026 Revolving Credit Facility may be accelerated.

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

As of  March 31, 2026, we believe that we were in compliance with the covenants governing our material debt instruments, including our 2026 Revolving Credit Facility, our A/R Programs and our senior notes.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of March 31, 2026 and 2025, we had approximately $135 million and $107 million notional amount (in U.S. dollar equivalents), respectively, outstanding in forward foreign currency contracts.

We finance certain of our non-U.S. subsidiaries with intercompany loans that are, in many cases, denominated in currencies other than the entities’ functional currency. We manage the net foreign currency exposure created by this debt through various means, including cross-currency swaps, the designation of certain intercompany loans as permanent loans because they are not expected to be repaid in the foreseeable future and the designation of certain debt and swaps as net investment hedges. Foreign currency transaction gains and losses on intercompany loans that are not designated as permanent loans are recorded in earnings. Foreign currency transaction gains and losses on intercompany loans that are designated as permanent loans are recorded in other comprehensive (loss) income. From time to time, we review such designations of intercompany loans.

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of March 31, 2026, we have designated approximately €186 million (approximately $214 million) of euro-denominated derivative instruments as a hedge of our net investment. For the three months ended March 31, 2026 and 2025, the amounts recognized on the hedge of our net investment was a gain of approximately $3 million and a loss of approximately $12 million, respectively, and were recorded in other comprehensive (loss) income in our condensed consolidated statements of comprehensive (loss) income.

During the third quarter of 2024, we entered into three-year, cross-currency interest rate contracts to swap an aggregate notional amount $350 million for an approximate aggregate notional €315 million. These cross-currency swaps are designated as net investment hedges and designed to hedge the foreign currency exposure of our net investment in certain European operations. Changes in fair value are recorded in accumulated other comprehensive loss to offset the foreign currency translation adjustments related to these investments. As of March 31, 2026, the fair value of these swaps was a liability position of approximately $14 million recorded in other noncurrent liabilities.

10. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$7	$7	$10	$10
Cross-currency interest rate contracts	(14)	(14)	(22)	(22)
Long-term debt (including current portion)	(2,056)	(1,925)	(2,011)	(1,897)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our cross-currency interest rate contracts are based on observable inputs other than quoted prices (Level 2). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of  March 31, 2026 and December 31, 2025. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2026, and current estimates of fair value may differ significantly from the amounts presented herein.

During the three months ended March 31, 2026, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue by major source for the three months ended March 31, 2026 and 2025 (dollars in millions):

		Performance	Advanced	Corporate and
2026	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$363	$113	$73	$(8)	$541
Europe	230	45	113	(1)	387
Asia Pacific	267	52	71	(1)	389
Rest of world	63	18	22	—	103
	$923	$228	$279	$(10)	$1,420

Major product groupings
Diversified	$923	$228			$1,151
Specialty			$265		265
Other			14		14
Eliminations				$(10)	(10)
	$923	$228	$279	$(10)	$1,420

		Performance	Advanced	Corporate and
2025	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$356	$118	$72	$(3)	$543
Europe	215	48	92	(4)	351
Asia Pacific	270	70	66	(1)	405
Rest of world	71	21	19	—	111
	$912	$257	$249	$(8)	$1,410

Major product groupings
Diversified	$912	$257			$1,169
Specialty			$238		238
Other			11		11
Eliminations				$(8)	(8)
	$912	$257	$249	$(8)	$1,410

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost for the three months ended March 31, 2026 and 2025 were as follows (dollars in millions):

			Other postretirement
	Defined benefit plans		benefit plans
	Three months ended		Three months ended
	March 31,		March 31,
	2026	2025	2026	2025
Service cost	$6	$6	$—	$—
Interest cost	23	22	1	1
Expected return on assets	(33)	(31)	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(1)
Amortization of actuarial loss	7	7	—	—
Settlement gain	—	(1)	—	—
Net periodic benefit cost	$2	$2	$—	$—

During the three months ended March 31, 2026 and 2025, we made contributions to our pension and other postretirement benefit plans of $9 million and $8 million, respectively. During the remainder of 2026, we expect to make additional contributions of approximately $33 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2026, we did not repurchase any shares of our common stock under this program. As of  March 31, 2026, we have approximately $547 million remaining under the authorization of our existing share repurchase program.

Dividends on Common Stock

During the three months ended March 31, 2026 and 2025, we declared dividends of $14 million and $44 million, respectively, or $0.0875 per share and $0.25 per share, respectively, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2026	$(543)	$(490)	$4	$(1,029)	$23	$(1,006)
Other comprehensive loss before reclassifications, gross	(12)	—	—	(12)	(2)	(14)
Tax impact	(1)	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	5	—	5	—	5
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive (loss) income	(13)	4	—	(9)	(2)	(11)
Ending balance, March 31, 2026	$(556)	$(486)	$4	$(1,038)	$21	$(1,017)

(1)	Amounts are net of tax of $52 million for both March 31, 2026 and January 1, 2026, respectively.

(2)	Amounts are net of tax of $49 million and $50 million as of March 31, 2026 and January 1, 2026, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2025	$(675)	$(552)	$—	$(1,227)	$27	$(1,200)
Other comprehensive income (loss) before reclassifications, gross	32	(12)	6	26	—	26
Tax impact	3	—	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	4	—	4	—	4
Tax impact	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	35	(8)	6	33	—	33
Ending balance, March 31, 2025	$(640)	$(560)	$6	$(1,194)	$27	$(1,167)

(1)	Amounts are net of tax of $57 million and $60 million as of March 31, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $61 million as of both March 31, 2025 and January 1, 2025.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended March 31,
	2026	2025
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(3)	Other income, net
Actuarial loss	7	7	(3)	Other income, net
Settlement gain	—	(1)	(3)	Other income, net
	5	4
	(1)	—		Income tax
Total reclassifications for the period	$4	$4

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2026	$(547)	$(466)	$—	$(1,013)	$23	$(990)
Other comprehensive loss before reclassifications, gross	(13)	—	—	(13)	(2)	(15)
Tax impact	(1)	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	5	—	5	—	5
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive (loss) income	(14)	4	—	(10)	(2)	(12)
Ending balance, March 31, 2026	$(561)	$(462)	$—	$(1,023)	$21	$(1,002)

(1)	Amounts are net of tax of $38 million and $39 million as of March 31, 2026 and January 1, 2026, respectively.

(2)	Amounts are net of tax of $73 million and $74 million as of March 31, 2026 and January 1, 2026, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2025	$(680)	$(528)	$(4)	$(1,212)	$27	$(1,185)
Other comprehensive income (loss) before reclassifications, gross	32	(12)	6	26	—	26
Tax impact	3	—	—	3	—	3
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	4	—	4	—	4
Tax impact	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	35	(8)	6	33	—	33
Ending balance, March 31, 2025	$(645)	$(536)	$2	$(1,179)	$27	$(1,152)

(1)	Amounts are net of tax of $44 million and $47 million as of March 31, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $85 million as of both March 31, 2025 and January 1, 2025.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended March 31,
	2026	2025
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(3)	Other income, net
Actuarial loss	7	7	(3)	Other income, net
Settlement gain	—	(1)	(3)	Other income, net
	5	4
	(1)	—		Income tax
Total reclassifications for the period	$4	$4

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

Items of other comprehensive (loss) income of our Company and our consolidated affiliates have been recorded net of tax, with the exception of the foreign currency translation adjustments related to subsidiaries with earnings permanently reinvested. The tax effect is determined based upon the jurisdiction where the income or loss was recognized and is net of valuation allowances.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

On February 6, 2025, the Louisiana Supreme Court affirmed the jury verdict and district court judgment in our favor in our long-running court case against Praxair/Linde, one of the industrial gas suppliers to our Geismar, Louisiana MDI manufacturing site, and entered a damages award consistent with Huntsman’s expert witness testimony at trial. The case was filed after Praxair refused to maintain properly its own Geismar facility and then repeatedly failed to supply our requirements for industrial gases needed to manufacture MDI under long-term supply contracts that expired in 2013. During the first quarter of 2025, we received a final award of approximately $66 million, which included mandatory pre-judgment and post-judgment interest of approximately $23.5 million. We recognized income related to this matter of approximately $33 million, net of legal fees, during the first quarter of 2025. We expect to pay cash taxes related to this matter of approximately $8 million in future years.

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the three months ended March 31, 2026 and 2025, our capital expenditures for EHS matters totaled $7 million and $5 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $16 million for environmental liabilities as of both  March 31, 2026 and December 31, 2025. Of these amounts, $9 million and $11 million were classified as accrued liabilities as of  March 31, 2026 and December 31, 2025, respectively, and $7 million and $5 million were classified as other noncurrent liabilities as of  March 31, 2026 and December 31, 2025, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

On April 30, 2025, our stockholders approved the Huntsman Corporation 2025 Stock Incentive Plan (the ‘‘2025 Stock Incentive Plan’’), which reserved 4.65 million shares for issuance. Each of the Huntsman Corporation 2016 Stock Incentive Plan and the Huntsman Corporation Stock Incentive Plan, as amended and restated (together, the “Prior Plans”), remain in effect for outstanding awards granted pursuant to the Prior Plans, but no further awards may be granted under the Prior Plans. Under the 2025 Stock Incentive Plan we may grant nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, cash awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under the 2025 Stock Incentive Plan and the Prior Plans are fixed at the grant date. As of March 31, 2026, we had approximately 2 million shares remaining under the 2025 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period.

The compensation cost under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Huntsman Corporation compensation cost	$9	$9
Huntsman International compensation cost	8	7

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was approximately nil and $1 million for the three months ended March 31, 2026 and 2025, respectively.

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

During each of the three months ended March 31, 2026 and 2025, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of March 31, 2026 and changes during the three months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2026	2,030	$22.42
Exercised	(241)	8.86
Forfeited	(21)	25.44
Outstanding and exercisable at March 31, 2026	1,768	24.24	2.8	$—

As of  March 31, 2026, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans.

The total intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was approximately $1 million and nil, respectively. Cash received from stock options exercised during the three months ended March 31, 2026 and 2025 was approximately $2 million and nil, respectively. The cash tax benefit from stock options exercised during both of the three months ended March 31, 2026 and 2025 was approximately nil.

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

For our performance share unit awards, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the three months ended March 31, 2026 and 2025, the weighted-average expected volatility rate was 39.6% and 29.9%, respectively, and the weighted average risk-free interest rate was 3.49% and 4.31%, respectively. For the performance share unit awards granted during the three months ended March 31, 2026 and 2025, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

A summary of the status of our nonvested shares as of March 31, 2026 and changes during the three months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2026	3,177		$24.63	295	$20.09
Granted	2,153		15.27	297	13.27
Vested	(1,005)	(1)(2)	30.94	(130)	22.09
Forfeited	(45)		18.38	—	—
Nonvested at March 31, 2026	4,280		18.51	462	15.15

(1)

As of March 31, 2026, a total of 237,408 restricted stock units were vested but not yet issued, of which 62,170 vested during the three months ended March 31, 2026. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 461,521 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2025. Due to the target performance criteria not being met, these performance share unit awards were not issued.

As of March 31, 2026, there was approximately $55 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The value of share awards that vested during the three months ended March 31, 2026 and 2025 was approximately $34 million and $25 million, respectively.

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

We recorded income tax expense from continuing operations of $11 million and $15 million for the three months ended March 31, 2026 and 2025, respectively. Huntsman International recorded income tax expense from continuing operations of $11 million and $17 million for the three months ended March 31, 2026 and 2025, respectively. We are required to calculate our interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by Accounting Standards Codification 740-270. However, due to economic conditions resulting in low marginal pre-tax income, negative global AETR and significant losses in jurisdictions with full valuation allowances, starting with the second quarter of 2025 we expanded our AETR method to exclude loss jurisdictions for which no benefit can be recognized in that jurisdiction (as opposed to no benefit can be realized in any jurisdiction) from the overall computation of the estimated AETR and a separate estimated AETR is computed and applied to these loss jurisdictions. We believe that this method provides a more reliable forecast of the AETR.

During the first quarter of 2026, we recorded discrete establishments of valuation allowances of approximately $2 million. During the first quarter of 2025, we recorded a discrete tax expense of $8 million resulting from the Praxair legal settlement income and discrete establishments of valuation allowances of approximately $9 million. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, we recognize tax expense in jurisdictions with pre-tax income but do not recognize a tax benefit from pre-tax losses in jurisdictions with valuation allowances.

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

Basic and diluted loss per share were determined using the following information (in millions):

	Three months ended
	March 31,
	2026	2025
Numerator:
Loss from continuing operations attributable to Huntsman Corporation	$(52)	$(4)
Net loss attributable to Huntsman Corporation	$(53)	$(5)

Denominator:
Weighted average shares outstanding	173.0	172.4
Dilutive shares:
Stock-based awards	—	—
Total weighted average shares outstanding, including dilutive shares	173.0	172.4

Additional stock-based awards of approximately 4.5 million and 4.6 million weighted average equivalent shares of stock were outstanding during the three months ended March 31, 2026 and 2025, respectively. However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive. For the three months ended  March 31, 2026 and 2025, there were 0.7 million and 0.5 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation.

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

Huntsman Corporation

	Three months ended March 31, 2026
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$923	$228	$279	$1,430

Significant segment expenses:
Variable direct costs(2)	698	126	131	955
Adjusted fixed costs(3)	185	77	108	370
Other segment items(4)	1	(1)	(5)	(5)
Total reportable segments’ adjusted EBITDA(5)	$39	$26	$45	110

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(21)
Depreciation and amortization				(73)
Corporate and other costs, net(6)				(37)
Net income attributable to noncontrolling interests				12
Other adjustments:
Certain legal and other settlements and related expenses, net				(4)
Loss on early extinguishment of debt				(1)
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(7)				(8)
Loss from continuing operations before income taxes				(29)

Income tax expense—continuing operations				(11)
Loss from discontinued operations, net of tax				(1)
Net loss				$(41)

	Three months ended March 31, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$912	$257	$249	$1,418

Significant segment expenses:
Variable direct costs(2)	682	137	116	935
Adjusted fixed costs(3)	186	84	101	371
Other segment items(4)	2	6	(4)	4
Total reportable segments’ adjusted EBITDA(5)	$42	$30	$36	108

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net				(19)
Depreciation and amortization				(69)
Corporate and other costs, net(6)				(36)
Net income attributable to noncontrolling interests				16
Other adjustments:
Business acquisition and integration gain and purchase accounting adjustments, net				5
Certain legal and other settlements and related income, net(8)				33
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(7)				(4)
Income from continuing operations before income taxes				27

Income tax expense—continuing operations				(15)
Loss from discontinued operations, net of tax				(1)
Net income				$11

Huntsman International

	Three months ended March 31, 2026
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$923	$228	$279	$1,430

Significant segment expenses:
Variable direct costs(2)	698	126	131	955
Adjusted fixed costs(3)	185	77	108	370
Other segment items(4)	1	(1)	(5)	(5)
Total reportable segments’ adjusted EBITDA(5)	$39	$26	$45	110

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(21)
Depreciation and amortization				(73)
Corporate and other costs, net(6)				(35)
Net income attributable to noncontrolling interests				12
Other adjustments:
Certain legal and other settlements and related expenses, net				(4)
Loss on early extinguishment of debt				(1)
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(7)				(8)
Loss from continuing operations before income taxes				(27)

Income tax expense—continuing operations				(11)
Loss from discontinued operations, net of tax				(1)
Net loss				$(39)

	Three months ended March 31, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$912	$257	$249	$1,418

Significant segment expenses:
Variable direct costs(2)	682	137	116	935
Adjusted fixed costs(3)	186	84	101	371
Other segment items(4)	2	6	(4)	4
Total reportable segments’ adjusted EBITDA(5)	$42	$30	$36	108

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net				(19)
Depreciation and amortization				(69)
Corporate and other costs, net(6)				(34)
Net income attributable to noncontrolling interests				16
Other adjustments:
Business acquisition and integration gain and purchase accounting adjustments, net				5
Certain legal and other settlements and related income, net(8)				33
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(7)				(4)
Income from continuing operations before income taxes				29

Income tax expense—continuing operations				(17)
Loss from discontinued operations, net of tax				(1)
Net income				$11

	March 31,	December 31,
	2026	2025
Total assets:
Polyurethanes	$4,138	$4,045
Performance Products	1,180	1,185
Advanced Materials	1,118	1,095
Total reportable segments’ total assets	6,436	6,325
Corporate and other	695	690
Total	$7,131	$7,015

	Three months ended
	March 31,
	2026	2025
Depreciation and amortization:
Polyurethanes	$43	$39
Performance Products	16	15
Advanced Materials	12	13
Total reportable segments’ depreciation and amortization	71	67
Corporate and other	2	2
Total	$73	$69

	Three months ended
	March 31,
	2026	2025
Capital expenditures:
Polyurethanes	$21	$17
Performance Products	8	14
Advanced Materials	8	4
Total reportable segments’ capital expenditures	37	35
Corporate and other	1	1
Total	$38	$36

(1)	A reconciliation of total reportable segments’ revenues to total consolidated revenues is provided in “Note 11. Revenue Recognition.”
(2)	Variable direct costs primarily include raw materials, utilities and freight-related costs.
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

(5)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. Segment adjusted EBITDA is the measure that our chief operating decision maker (“CODM”), who has been determined to be our Chief Executive Officer, uses to make decisions about resources to be allocated to the segments and assess their financial performance. Our CODM evaluates segment adjusted EBITDA through the annual budget process as well as through ongoing periodic reviews of forecasts, budget-to-actual variances, changes from prior periods and when comparing the results of each reportable operating segment with one another. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) certain legal and other settlements and related (expenses) income, net; (b) loss on early extinguishment of debt; (c) amortization of pension and postretirement actuarial losses; (d) restructuring, impairment, plant closing and transition costs; (e) loss from discontinued operations, net of tax; and (f) business acquisition and integration gain and purchase accounting inventory adjustments, net.

(6)

Corporate and other costs, net includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(7)	Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe.
(8)	Certain legal and other settlements and related income, net includes approximately $33 million for income associated with a litigation matter during the first quarter of 2025. See “Note 15. Commitments and Contingencies—Legal Matters.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended
	March 31,		Percent
	2026	2025	change
Revenues	$1,420	$1,410	1%
Cost of goods sold	1,237	1,209	2%
Gross profit	183	201	(9)%
Operating expenses:
Selling, general and administrative	163	166	(2)%
Research and development	29	32	(9)%
Restructuring, impairment and plant closing costs	6	1	500%
Income associated with litigation matter, net	—	(33)	(100)%
Gain on acquisition of assets, net	—	(5)	(100)%
Other operating expense (income), net	1	(2)	NM
Total operating expenses	199	159	25%
Operating (loss) income	(16)	42	NM
Interest expense, net	(21)	(19)	11%
Equity in income of investment in unconsolidated affiliates	5	1	400%
Other income, net	3	3	—
(Loss) income from continuing operations before income taxes	(29)	27	NM
Income tax expense	(11)	(15)	(27)%
(Loss) income from continuing operations	(40)	12	NM
Loss from discontinued operations, net of tax	(1)	(1)	—
Net (loss) income	(41)	11	NM
Reconciliation of net (loss) income to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(12)	(16)	(25)%
Interest expense, net	21	19	11%
Income tax expense	11	15	(27)%
Depreciation and amortization	73	69	6%
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net	—	(5)
EBITDA from discontinued operations	1	1
Certain legal and other settlements and related expenses (income), net(2)	4	(33)
Loss on early extinguishment of debt	1	—
Amortization of pension and postretirement actuarial losses	7	7
Restructuring, impairment and plant closing and transition costs(3)	8	4
Adjusted EBITDA(1)	$73	$72	1%

Net cash used in operating activities from continuing operations	$(53)	$(71)	(25)%
Net cash (used in) provided by investing activities	(37)	6	NM
Net cash provided by financing activities	30	60	(50)%
Capital expenditures	(38)	(36)	6%

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(52)	$(4)
Loss from discontinued operations, net of tax	(1)	(1)
Net loss	$(53)	$(5)

Huntsman International

	Three months ended
	March 31,		Percent
	2026	2025	change
Revenues	$1,420	$1,410	1%
Cost of goods sold	1,237	1,209	2%
Gross profit	183	201	(9)%
Operating expenses:
Selling, general and administrative	161	164	(2)%
Research and development	29	32	(9)%
Restructuring, impairment and plant closing costs	6	1	500%
Income associated with litigation matter, net	—	(33)	(100)%
Gain on acquisition of assets, net	—	(5)	(100)%
Other operating expense (income), net	1	(2)	NM
Total operating expenses	197	157	25%
Operating (loss) income	(14)	44	NM
Interest expense, net	(21)	(19)	11%
Equity in income of investment in unconsolidated affiliates	5	1	400%
Other income, net	3	3	—
(Loss) income from continuing operations before income taxes	(27)	29	NM
Income tax expense	(11)	(17)	(35)%
(Loss) income from continuing operations	(38)	12	NM
Loss from discontinued operations, net of tax	(1)	(1)	—
Net (loss) income	(39)	11	NM
Reconciliation of net (loss) income to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(12)	(16)	(25)%
Interest expense, net	21	19	11%
Income tax expense	11	17	(35)%
Depreciation and amortization	73	69	6%
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net	—	(5)
EBITDA from discontinued operations	1	1
Certain legal and other settlements and related expenses (income), net(2)	4	(33)
Loss on early extinguishment of debt	1	—
Amortization of pension and postretirement actuarial losses	7	7
Restructuring, impairment and plant closing and transition costs(3)	8	4
Adjusted EBITDA(1)	$75	$74	1%

Net cash used in operating activities from continuing operations	$(52)	$(70)	(26)%
Net cash (used in) provided by investing activities	(41)	1	NM
Net cash provided by financing activities	33	64	(48)%
Capital expenditures	(38)	(36)	6%

Amounts attributable to Huntsman International:
Loss from continuing operations	$(50)	$(4)
Loss from discontinued operations, net of tax	(1)	(1)
Net loss	$(51)	$(5)

Huntsman Corporation

	Three months			Three months
	ended			ended
	March 31, 2026			March 31, 2025
		Tax and			Tax and
	Gross	other(4)	Net	Gross	other(4)	Net
Reconciliation of net (loss) income to adjusted net loss (1):
Net (loss) income			$(41)			$11
Net income attributable to noncontrolling interests			(12)			(16)
Business acquisition and integration gain and purchase accounting inventory adjustments, net	$—	$—	—	$(5)	$—	(5)
Loss from discontinued operations	1	—	1	1	—	1
Certain legal and other settlements and related expenses (income), net(2)	4	—	4	(33)	7	(26)
Loss on early extinguishment of debt	1	—	1	—	—	—
Amortization of pension and postretirement actuarial losses	7	(2)	5	7	(2)	5
Restructuring, impairment and plant closing and transition costs(3)	8	(1)	7	4	(2)	2
Establishment of significant deferred tax asset valuation allowances(5)	—	—	—	—	9	9
Adjusted net loss (1)			$(35)			$(19)

Weighted average shares-basic			173.0			172.4
Weighted average shares-diluted			173.0			172.4

Basic net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.30)			$(0.02)
Loss from discontinued operations			(0.01)			(0.01)
Net loss			$(0.31)			$(0.03)

Diluted net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.30)			$(0.02)
Loss from discontinued operations			(0.01)			(0.01)
Net loss			$(0.31)			$(0.03)

Other non-GAAP measures:
Diluted adjusted net loss per share(1)			$(0.20)			$(0.11)

Net cash used in operating activities from continuing operations			$(53)			$(71)
Capital expenditures			(38)			(36)
Free cash flow(1)			$(91)			$(107)

Effective tax rate			(38)%			56%
Impact of non-GAAP adjustments, net(6)			(118)%			(56)%
Adjusted effective tax rate			NM			NM

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”
(2)

Certain legal and other settlements and related income, net includes approximately $33 million for income associated with a litigation matter during the first quarter of 2025. See “Note 15. Commitments and Contingencies—Legal Matters” to our condensed consolidated financial statements.

(3)	Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe.
(4)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.
(5)

During the three months ended March 31, 2025, we established significant deferred tax asset valuation allowances of $9 million in Luxembourg. We eliminated the effect of these significant deferred tax asset valuation allowances from our presentation of adjusted net loss to allow investors to better compare our ongoing financial performance from period to period.

(6)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net (loss) income to adjusted net loss noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration gain and purchase accounting inventory adjustments, net; (b) EBITDA from discontinued operations; (c) certain legal and other settlements and related expenses (income), net; (d) loss on early extinguishment of debt; (e) amortization of pension and postretirement actuarial losses; and (f) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) business acquisition and integration gain and purchase accounting inventory adjustments, net; (b) loss from discontinued operations; (c) certain legal and other settlements and related expenses (income), net; (d) loss on early extinguishment of debt; (e) amortization of pension and postretirement actuarial losses; (f) restructuring, impairment and plant closing and transition costs; and (g) establishment of significant deferred tax asset valuation allowances. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

For the three months ended March 31, 2026, loss from continuing operations attributable to Huntsman Corporation was $52 million, a decline of $48 million from $4 million in the 2025 period. For the three months ended March 31, 2026, loss from continuing operations attributable to Huntsman International was $50 million, a decline of $46 million from $4 million in the 2025 period. The declines noted above were the result of the following items:

●

Revenues for the three months ended March 31, 2026 increased by $10 million, or 1%, as compared with the 2025 period. The increase was primarily due to higher average selling prices in our Advanced Materials segment and higher sales volumes in our Polyurethanes and Advanced Materials segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended March 31, 2026 decreased by $18 million, or 9%, as compared with the 2025 period. The decrease resulted from lower gross profits in our Polyurethanes and Performance Products segments. See “—Segment Analysis” below.

●

Restructuring, impairment and plant closing costs for the three months ended March 31, 2026 increased by $5 million as compared with the 2025 period. For more information on restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Income associated with litigation matter, net was approximately $33 million for the three months ended March 31, 2025. For further information, see "Note 15. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements.

●

Equity in income of investment in unconsolidated affiliates for the three months ended March 31, 2026 increased to $5 million from $1 million in the 2025 period primarily related to an increase in income at our PO/MTBE joint venture in China, in which we hold at 49% interest.

●

Our income tax expense for the three months ended March 31, 2026 was $11 million as compared with $15 million in the 2025 period. The income tax expense of Huntsman International for the three months ended March 31, 2026 was $11 million as compared with $17 million in the 2025 period. The decrease in income tax expense was primarily due to lower discrete tax expense in the 2026 period, partially offset by an increase in tax expense due to our mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months ended		Percent change
	March 31,		favorable
(Dollars in millions)	2026	2025	(unfavorable)
Revenues
Polyurethanes	$923	$912	1%
Performance Products	228	257	(11)%
Advanced Materials	279	249	12%
Total reportable segments’ revenues	1,430	1,418	1%
Intersegment eliminations	(10)	(8)	NM
Total	$1,420	$1,410	1%

Segment adjusted EBITDA(1)
Polyurethanes	$39	$42	(7)%
Performance Products	26	30	(13)%
Advanced Materials	45	36	25%

NM—Not meaningful

(1)

For more information regarding reconciliations of segment adjusted EBITDA of our reportable operating segments to (loss) income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended March 31, 2026 vs 2025
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period (decrease) increase
Polyurethanes	(6)%	3%	4%
Performance Products	(4)%	2%	(9)%
Advanced Materials	4%	5%	3%

Combined segments	(4)%	4%	1%

(1) (2)	Excludes revenues from tolling arrangements, byproducts and raw materials. Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to higher sales volumes, partially offset by lower average selling prices. Sales volumes increased primarily in the Americas and Europe regions. MDI average selling prices decreased primarily due to less favorable supply and demand dynamics, partially offset by the positive impact of major foreign currency exchange rate movements against the U.S. dollar. The decrease in segment adjusted EBITDA was primarily due to lower margins, partially offset by higher sales volumes, higher equity earnings from our minority-owned joint venture in China and cost savings achieved from our cost optimization program.

Performance Products

The decrease in revenues in our Performance Products segment for the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to lower sales volumes and lower average selling prices. Sales volumes decreased primarily due to the closure of our Moers, Germany maleic anhydride facility announced in May 2025 and lower demand. Average selling prices decreased primarily due to competitive pressures. The decrease in segment adjusted EBITDA was primarily due to lower margins and lower sales volumes, partially due to shipment disruptions throughout March 2026 at our consolidated joint venture in Saudi Arabia.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to favorable sales mix and the positive impact of major foreign currency exchange rate movements against the U.S. dollar. Sales volumes increased primarily in our aerospace, power and automotive markets. The increase in segment adjusted EBITDA was primarily due to higher sales volumes.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

Net cash used in operating activities from continuing operations for the three months ended March 31, 2026 and 2025 was $53 million and $71 million, respectively. The decrease in net cash used in operating activities from continuing operations was primarily attributable to a decrease in net cash outflow of $72 million related to changes in operating assets and liabilities for the three months ended March 31, 2026 as compared with the same period of 2025, partially offset by a decrease in net cash inflow of $54 million related to an increase in operating loss from continuing operations adjusted for noncash activities as noted in our condensed consolidated statements of cash flows.

Net cash (used in) provided by investing activities for the three months ended March 31, 2026 and 2025 was $(37) million and $6 million, respectively. During the three months ended March 31, 2026 and 2025, we paid $38 million and $36 million for capital expenditures, respectively. During the three months ended March 31, 2025, we received a $41 million final liquidating distribution from SLIC. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

Net cash provided by financing activities for the three months ended March 31, 2026 and 2025 was $30 million and $60 million, respectively. During the three months ended March 31, 2026, we had net borrowings from our 2026 Revolving Credit Facility and our A/R Programs of $51 million as compared with net borrowings from our 2022 Revolving Credit Facility and our A/R Programs of $427 million in the 2025 period. During the three months ended March 31, 2025, we paid approximately $315 million to satisfy and discharge our obligations under our 2025 Senior Notes. During the three months ended March 31, 2026 and 2025, we paid $16 million and $44 million for dividends to common stockholders, respectively.

Free cash flow for the three months ended March 31, 2026 and 2025 were uses of cash of $91 million and $107 million, respectively. The improvement in free cash flow was primarily attributable to a decrease in cash used in operating activities from continuing operations, partially offset by a slight increase in cash used for capital expenditures during the three months ended March 31, 2026 as compared with the same period of 2025.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	March 31,	December 31,	(Decrease)	Percent
	2026	2025	increase	change
Cash and cash equivalents	$369	$429	$(60)	(14)%
Accounts and notes receivable, net	776	677	99	15%
Inventories	885	818	67	8%
Prepaid expenses	104	94	10	11%
Other current assets	45	46	(1)	(2)%
Total current assets	2,179	2,064	115	6%

Accounts payable	843	758	85	11%
Accrued liabilities	443	421	22	5%
Current portion of debt	376	353	23	7%
Current operating lease liabilities	57	57	—	—
Total current liabilities	1,719	1,589	130	8%
Working capital	$460	$475	$(15)	(3)%

Our working capital decreased by $15 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $60 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025.”

●	Accounts and notes receivable, net increased by $99 million primarily due to higher revenues in the first quarter of 2026 as compared with the fourth quarter of 2025.

●	Inventories increased by $67 million primarily due to higher inventory volumes.

●	Prepaid expenses increased by $10 million primarily due to an increase in prepaid information technology costs and prepaid taxes, partially offset by amortization of prepaid insurance premiums.

●	Accounts payable increased by $85 million primarily due to higher inventory purchases.

●	Accrued liabilities increased by $22 million primarily due to increases in accrued compensation, accrued interest and accrued income taxes payable, partially offset by decreases in accrued rebates and accrued restructuring.

●	Current portion of debt increased by $23 million primarily due to an increase in our borrowings under our 2026 Revolving Credit Facility as of March 31, 2026 as compared with our borrowings under our prior 2022 Revolving Credit Facility as of December 31, 2025.

Liquidity

We depend upon our cash, our 2026 Revolving Credit Facility, our A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of March 31, 2026, we had $867 million of combined cash and unused borrowing capacity, consisting of $369 million in cash, $430 million in availability under our 2026 Revolving Credit Facility and $68 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

During 2026, we expect our spend on capital expenditures to approximate our 2025 spend on capital expenditures. Our future expenditures include certain environmental, health and safety upgrades; expansions and upgrades of our existing manufacturing and other facilities; certain cost reduction projects and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.

●	During the remainder of 2026, we expect to make additional contributions to our pension and other postretirement benefit plans of approximately $33 million.

●

As of March 31, 2026, we have approximately $547 million remaining under the authorization of our existing share repurchase program.  We currently do not expect to repurchase any shares of our common stock under this program during 2026.

Long-Term Liquidity

●	On February 9, 2026, Huntsman International entered into the $800 million 2026 Revolving Credit Facility replacing the 2022 Revolving Credit Facility. Borrowings bear interest at the rates specified in the credit agreement governing the 2026 Revolving Credit Facility, which vary based on the type of loan, leverage ratio and debt ratings. The 2026 Revolving Credit Facility has a maturity date of February 9, 2031. Huntsman International may increase the 2026 Revolving Credit Facility commitments by up to $400 million, plus additional amounts, subject to the satisfaction of certain conditions.

As of March 31, 2026, we had $376 million classified as current portion of debt, including $367 million outstanding under our 2026 Revolving Credit Facility, debt at our variable interest entities of $5 million and certain other short-term facilities and scheduled payments totaling $4 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of March 31, 2026, we had approximately $341 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Texas Emissions Enforcement

In July 2021, the Attorney General of the State of Texas filed a civil action against us related to alleged unauthorized emissions events and reporting discrepancies between 2016 and 2019 in violation of the Texas Clean Air Act, Texas Commission on Environmental Quality regulations and facility permit terms at our former manufacturing facility in Port Neches, Texas, such facility being sold to Indorama Ventures Holdings L.P. in January 2020. The parties subsequently entered into an agreement to resolve the State’s claims, pursuant to which the State of Texas was awarded $1,350,000 in civil penalties and $150,000 in attorneys’ fees. On April 1, 2026, we paid these amounts and resolved the matter with Indorama indemnifying us for the full amount paid.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended March 31, 2026.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
January 1 - January 31	—	$—	—	$547,000,000
February 1 - February 28	149,563	13.21	—	547,000,000
March 1 - March 31	—	—	—	547,000,000
Total	149,563		—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)	On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended March 31, 2026, we did not repurchase any shares of our common stock under this program.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit number		Exhibit description	Form	Exhibit	Filing date
10.1		Credit Agreement, dated February 9, 2026, among Huntsman International LLC, Citibank, N.A., as Administrative Agent and Collateral Agent, and the lenders thereto	8-K	10.1	February 13, 2026
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2026	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)