Form 10-Q
period 2026-06-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2026-07-31
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

On July 22, 2026, 175,378,616 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interest of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interest. All of Huntsman International LLC’s units of membership interest are held by Huntsman Corporation.

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

ENDED June 30, 2026

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

On June 16, 2026, Huntsman and Olin Corporation, a Virginia corporation (“Olin”), announced the proposed combination of Huntsman and Olin in an all-stock merger of equals pursuant to an agreement and plan of merger entered into on June 15, 2026. Forward-looking statements and information also include any statements or information in this report regarding the merger agreement and the transactions contemplated as described in "Note 1. General—Recent Developments—Proposed Merger with Olin Corporation" to our condensed consolidated financial statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents(1)	$346	$429
Accounts and notes receivable (net of allowance for doubtful accounts of $8 for both), ($416 and $281 pledged as collateral, respectively)(1)	871	670
Accounts receivable from affiliates	9	7
Inventories(1)	935	818
Prepaid expenses	79	94
Other current assets	38	46
Total current assets	2,278	2,064
Property, plant and equipment, net(1)	2,408	2,486
Investment in unconsolidated affiliates	324	309
Intangible assets, net	285	308
Goodwill	622	630
Deferred income taxes	44	49
Operating lease right-of-use assets	389	365
Other noncurrent assets(1)	840	804
Total assets	$7,190	$7,015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$861	$736
Accounts payable to affiliates	25	22
Accrued liabilities(1)	414	421
Current portion of debt(1)	364	353
Current operating lease liabilities(1)	55	57
Total current liabilities	1,719	1,589
Long-term debt	1,723	1,658
Deferred income taxes	147	156
Noncurrent operating lease liabilities(1)	359	333
Other noncurrent liabilities(1)	313	322
Total liabilities	4,261	4,058
Commitments and contingencies (Notes 15 and 16)
Equity:
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 264,018,984 and 263,229,465 shares issued and 173,411,856 and 172,622,337 shares outstanding, respectively	3	3
Additional paid-in capital	4,295	4,261
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(43)	(28)
Retained earnings	1,718	1,810
Accumulated other comprehensive loss	(991)	(1,006)
Total Huntsman Corporation stockholders’ equity	2,692	2,750
Noncontrolling interests in subsidiaries	237	207
Total equity	2,929	2,957
Total liabilities and equity	$7,190	$7,015

(1)

At June 30, 2026 and December 31, 2025, respectively, $9 and $3 of cash and cash equivalents, $15 and $24 of accounts and notes receivable (net), $56 and $50 of inventories, $114 and $122 of property, plant and equipment (net), $36 and $35 of other noncurrent assets, $120 and $91 of accounts payable, $19 and $22 of accrued liabilities, $2 and $7 of current portion of debt, $6 each of current operating lease liabilities, $65 and $12 of noncurrent operating lease liabilities and $15 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Trade sales, services and fees, net	$1,627	$1,433	$3,014	$2,807
Related party sales	36	25	69	61
Total revenues	1,663	1,458	3,083	2,868
Cost of goods sold	1,418	1,276	2,655	2,485
Gross profit	245	182	428	383
Operating expenses:
Selling, general and administrative	183	160	346	326
Research and development	28	33	57	65
Restructuring, impairment and plant closing costs	9	124	15	125
Gain on sale of business, net	(22)	—	(22)	—
Income associated with litigation matter, net	—	—	—	(33)
Gain on acquisition of assets, net	—	—	—	(5)
Other operating expense (income), net	10	(15)	11	(17)
Total operating expenses	208	302	407	461
Operating income (loss)	37	(120)	21	(78)
Interest expense, net	(23)	(21)	(44)	(40)
Equity in income (loss) of investment in unconsolidated affiliates	5	(2)	10	(1)
Other income, net	7	4	10	7
Income (loss) from continuing operations before income taxes	26	(139)	(3)	(112)
Income tax expense	(17)	(7)	(28)	(22)
Income (loss) from continuing operations	9	(146)	(31)	(134)
(Loss) income from discontinued operations, net of tax	(2)	1	(3)	—
Net income (loss)	7	(145)	(34)	(134)
Net income attributable to noncontrolling interests	(13)	(13)	(25)	(29)
Net loss attributable to Huntsman Corporation	$(6)	$(158)	$(59)	$(163)

Basic loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.02)	$(0.92)	$(0.32)	$(0.94)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	(0.02)	—
Net loss attributable to Huntsman Corporation common stockholders	$(0.03)	$(0.92)	$(0.34)	$(0.94)
Weighted average shares	173.4	172.6	173.2	172.5

Diluted loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.02)	$(0.92)	$(0.32)	$(0.94)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	(0.02)	—
Net loss attributable to Huntsman Corporation common stockholders	$(0.03)	$(0.92)	$(0.34)	$(0.94)
Weighted average shares	173.4	172.6	173.2	172.5

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(4)	$(159)	$(56)	$(163)
(Loss) income from discontinued operations, net of tax	(2)	1	(3)	—
Net loss	$(6)	$(158)	$(59)	$(163)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$7	$(145)	$(34)	$(134)
Other comprehensive income, net of tax:
Foreign currency translations adjustments	23	68	10	103
Pension and other postretirement benefits adjustments	5	5	9	(3)
Other, net	1	—	1	6
Other comprehensive income, net of tax	29	73	20	106
Comprehensive income (loss)	36	(72)	(14)	(28)
Comprehensive income attributable to noncontrolling interests	(16)	(13)	(30)	(29)
Comprehensive income (loss) attributable to Huntsman Corporation	$20	$(85)	$(44)	$(57)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share and Per Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2026	172,622,337	$3	$4,261	$(2,290)	$(28)	$1,810	$(1,006)	$207	$2,957
Net (loss) income	—	—	—	—	—	(53)	—	12	(41)
Other comprehensive (loss) income	—	—	—	—	—	—	(11)	2	(9)
Issuance of nonvested stock awards	—	—	30	—	(30)	—	—	—	—
Vesting of stock awards	672,924	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	8	—	—	—	8
Repurchase and cancellation of stock awards	(186,653)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	241,496	—	2	—	—	—	—	—	2
Dividends declared on common stock ($0.0875 per share)	—	—	—	—	—	(14)	—	—	(14)
Balance, March 31, 2026	173,350,104	$3	$4,295	$(2,290)	$(50)	$1,740	$(1,017)	$221	$2,902
Net (loss) income	—	—	—	—	—	(6)	—	13	7
Other comprehensive income	—	—	—	—	—	—	26	3	29
Vesting of stock awards	65,575	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	7	—	—	—	7
Repurchase and cancellation of stock awards	(3,823)	—	—	—	—	—	—	—	—
Dividends declared on common stock ($0.0875 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance, June 30, 2026	173,411,856	$3	$4,295	$(2,290)	$(43)	$1,718	$(991)	$237	$2,929

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2025	172,144,779	$3	$4,233	$(2,290)	$(32)	$2,245	$(1,200)	$204	$3,163
Net (loss) income	—	—	—	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	—	—	—	33	—	33
Issuance of nonvested stock awards	—	—	25	—	(25)	—	—	—	—
Vesting of stock awards	626,118	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	9	—	—	—	9
Repurchase and cancellation of stock awards	(179,420)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	3,891	—	—	—	—	—	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, March 31, 2025	172,595,368	$3	$4,260	$(2,290)	$(48)	$2,193	$(1,167)	$220	$3,171
Net (loss) income	—	—	—	—	—	(158)	—	13	(145)
Other comprehensive income	—	—	—	—	—	—	73	—	73
Vesting of stock awards	1,473	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	6	—	—	—	6
Repurchase and cancellation of stock awards	(380)	—	—	—	—	—	—	—	—
Dividends declared on common stock ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Balance, June 30, 2025	172,596,461	$3	$4,260	$(2,290)	$(42)	$1,991	$(1,094)	$233	$3,061

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months ended
	June 30,
	2026	2025
Operating activities:
Net loss	$(34)	$(134)
Less: Loss from discontinued operations, net of tax	3	—
Loss from continuing operations	(31)	(134)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Equity in (income) loss of investment in unconsolidated affiliates	(10)	1
Cash received from return on investment in unconsolidated affiliates	5	17
Depreciation and amortization	150	141
Noncash lease expense	40	36
Gain on sale of business, net	(22)	—
Gain on acquisition of assets, net	—	(5)
Noncash restructuring and impairment charges	4	82
Deferred income taxes	(11)	(2)
Noncash stock-based compensation	16	16
Other, net	4	4
Changes in operating assets and liabilities:
Accounts and notes receivable	(223)	(63)
Inventories	(132)	59
Prepaid expenses	9	50
Other current assets	9	3
Other noncurrent assets	(45)	(26)
Accounts payable	154	(87)
Accrued liabilities	2	(27)
Other noncurrent liabilities	(32)	(44)
Net cash (used in) provided by operating activities from continuing operations	(113)	21
Net cash used in operating activities from discontinued operations	—	(4)
Net cash (used in) provided by operating activities	(113)	17

Investing activities:
Capital expenditures	(68)	(73)
Cash received from sale of business, net	48	—
Cash received from return of investment in unconsolidated subsidiary	—	41
Other, net	5	—
Net cash used in investing activities	(15)	(32)

Financing activities:
Net borrowings on revolving loan facilities	87	481
Repayments of long-term debt	(6)	(322)
Dividends paid to common stockholders	(32)	(87)
Repurchase and cancellation of awards	(3)	(3)
Other, net	(3)	—
Net cash provided by financing activities	43	69
Effect of exchange rate changes on cash	2	5
(Decrease) increase in cash and cash equivalents	(83)	59
Cash and cash equivalents at beginning of period	429	340
Cash and cash equivalents at end of period	$346	$399

Supplemental cash flow information:
Cash paid for interest	$43	$44
Cash paid for income taxes	24	61

As of June 30, 2026 and 2025, the amount of capital expenditures in accounts payable was $20 million and $23 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents(1)	$346	$429
Accounts and notes receivable (net of allowance for doubtful accounts of $8 for both), ($416 and $281 pledged as collateral, respectively)(1)	871	670
Accounts receivable from affiliates	9	7
Inventories(1)	935	818
Prepaid expenses	79	94
Other current assets	38	46
Total current assets	2,278	2,064
Property, plant and equipment, net(1)	2,408	2,486
Investment in unconsolidated affiliates	324	309
Intangible assets, net	285	308
Goodwill	622	630
Deferred income taxes	44	49
Operating lease right-of-use assets	389	365
Other noncurrent assets(1)	840	804
Total assets	$7,190	$7,015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$861	$736
Accounts payable to affiliates	25	22
Accrued liabilities(1)	411	418
Current portion of debt(1)	364	353
Current operating lease liabilities(1)	55	57
Total current liabilities	1,716	1,586
Long-term debt	1,723	1,658
Deferred income taxes	151	160
Noncurrent operating lease liabilities(1)	359	332
Other noncurrent liabilities(1)	308	315
Total liabilities	4,257	4,051
Commitments and contingencies (Notes 15 and 16)
Equity:
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,858	3,843
Retained earnings	(186)	(96)
Accumulated other comprehensive loss	(976)	(990)
Total Huntsman International LLC members’ equity	2,696	2,757
Noncontrolling interests in subsidiaries	237	207
Total equity	2,933	2,964
Total liabilities and equity	$7,190	$7,015

(1)	At June 30, 2026 and December 31, 2025, respectively, $9 and $3 of cash and cash equivalents, $15 and $24 of accounts and notes receivable (net), $56 and $50 of inventories, $114 and $122 of property, plant and equipment (net), $36 and $35 of other noncurrent assets, $120 and $91 of accounts payable, $19 and $22 of accrued liabilities, $2 and $7 of current portion of debt, $6 each of current operating lease liabilities, $65 and $12 of noncurrent operating lease liabilities and $15 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Trade sales, services and fees, net	$1,627	$1,433	$3,014	$2,807
Related party sales	36	25	69	61
Total revenues	1,663	1,458	3,083	2,868
Cost of goods sold	1,418	1,276	2,655	2,485
Gross profit	245	182	428	383
Operating expenses:
Selling, general and administrative	183	160	344	324
Research and development	28	33	57	65
Restructuring, impairment and plant closing costs	9	124	15	125
Gain on sale of business, net	(22)	—	(22)	—
Income associated with litigation matter, net	—	—	—	(33)
Gain on acquisition of assets, net	—	—	—	(5)
Other operating expense (income), net	10	(15)	11	(17)
Total operating expenses	208	302	405	459
Operating income (loss)	37	(120)	23	(76)
Interest expense, net	(23)	(21)	(44)	(40)
Equity in income (loss) of investment in unconsolidated affiliates	5	(2)	10	(1)
Other income, net	7	4	10	7
Income (loss) from continuing operations before income taxes	26	(139)	(1)	(110)
Income tax expense	(17)	(5)	(28)	(22)
Income (loss) from continuing operations	9	(144)	(29)	(132)
(Loss) income from discontinued operations, net of tax	(2)	1	(3)	—
Net income (loss)	7	(143)	(32)	(132)
Net income attributable to noncontrolling interests	(13)	(13)	(25)	(29)
Net loss attributable to Huntsman International LLC	$(6)	$(156)	$(57)	$(161)

Amounts attributable to Huntsman International LLC:
Loss from continuing operations	$(4)	$(157)	$(54)	$(161)
Loss (income) from discontinued operations, net of tax	(2)	1	(3)	—
Net loss	$(6)	$(156)	$(57)	$(161)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$7	$(143)	$(32)	$(132)
Other comprehensive income, net of tax:
Foreign currency translations adjustments	23	68	9	103
Pension and other postretirement benefits adjustments	5	5	9	(3)
Other, net	1	—	1	6
Other comprehensive income, net of tax	29	73	19	106
Comprehensive income (loss)	36	(70)	(13)	(26)
Comprehensive income attributable to noncontrolling interests	(16)	(13)	(30)	(29)
Comprehensive income (loss) attributable to Huntsman Corporation	$20	$(83)	$(43)	$(55)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2026	2,728	$3,843	$(96)	$(990)	$207	$2,964
Net (loss) income	—	—	(51)	—	12	(39)
Other comprehensive (loss) income	—	—	—	(12)	2	(10)
Dividends paid to parent	—	—	(13)	—	—	(13)
Contribution from parent	—	8	—	—	—	8
Distribution to parent	—	—	(4)	—	—	(4)
Balance, March 31, 2026	2,728	$3,851	$(164)	$(1,002)	$221	$2,906
Net (loss) income	—	—	(6)	—	13	7
Other comprehensive income	—	—	—	26	3	29
Dividends paid to parent	—	—	(15)	—	—	(15)
Contribution from parent	—	7	—	—	—	7
Distribution to parent	—	—	(1)	—	—	(1)
Balance, June 30, 2026	2,728	$3,858	$(186)	$(976)	$237	$2,933

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2025	2,728	$3,814	$337	$(1,185)	$204	$3,170
Net (loss) income	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	33	—	33
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distribution to parent	—	—	(5)	—	—	(5)
Balance, March 31, 2025	2,728	$3,821	$284	$(1,152)	$220	$3,173
Net (loss) income	—	—	(156)	—	13	(143)
Other comprehensive income	—	—	—	73	—	73
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	8	—	—	—	8
Balance, June 30, 2025	2,728	$3,829	$85	$(1,079)	$233	$3,068

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Six months ended
	June 30,
	2026	2025
Operating activities:
Net loss	$(32)	$(132)
Less: Loss from discontinued operations, net of tax	3	—
Loss from continuing operations	(29)	(132)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(10)	1
Cash received from return on investment in unconsolidated subsidiary	5	17
Depreciation and amortization	150	141
Noncash lease expense	40	36
Gain on sale of business, net	(22)	—
Gain on acquisition of assets, net	—	(5)
Noncash restructuring and impairment charges	4	82
Deferred income taxes	(11)	(1)
Noncash stock-based compensation	15	15
Other, net	3	3
Changes in operating assets and liabilities:
Accounts and notes receivable	(223)	(63)
Inventories	(132)	59
Prepaid expenses	9	50
Other current assets	9	3
Other noncurrent assets	(45)	(26)
Accounts payable	154	(87)
Accrued liabilities	3	(27)
Other noncurrent liabilities	(32)	(44)
Net cash (used in) provided by operating activities from continuing operations	(112)	22
Net cash used in operating activities from discontinued operations	—	(4)
Net cash (used in) provided by operating activities	(112)	18

Investing activities:
Capital expenditures	(68)	(73)
Cash received from sale of business, net	48	—
Cash received from return of investment in unconsolidated subsidiary	—	41
Increase in receivable from affiliate	(5)	—
Other, net	4	(5)
Net cash used in investing activities	(21)	(37)

Financing activities:
Net borrowings on revolving loan facilities	87	481
Repayments of long-term debt	(6)	(322)
Dividends paid to parent	(28)	(86)
Other, net	(5)	—
Net cash provided by financing activities	48	73
Effect of exchange rate changes on cash	2	5
(Decrease) increase in cash and cash equivalents	(83)	59
Cash and cash equivalents at beginning of period	429	340
Cash and cash equivalents at end of period	$346	$399

Supplemental cash flow information:
Cash paid for interest	$43	$44
Cash paid for income taxes	24	61

As of June 30, 2026 and 2025, the amount of capital expenditures in accounts payable was $20 million and $23 million, respectively.

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

Recent Developments

Proposed Merger with Olin Corporation

On June 16, 2026, Huntsman and Olin announced the proposed combination of Huntsman and Olin in an all-stock merger of equals pursuant to an agreement and plan of merger entered into on June 15, 2026. Olin filed a registration statement on Form S-4/A, which the Securities and Exchange Commission declared effective on July 13, 2026. Also on July 13, 2026, both Huntsman and Olin filed a joint proxy statement/prospectus. The merger agreement provides for, among other things, the merger of Huntsman and Olin, subject to the satisfaction or waiver of the conditions specified therein and contains certain restrictions on the conduct of our business prior to completing the merger. If the merger is completed, for each issued and outstanding share of common stock of Huntsman owned by Huntsman stockholders immediately prior to the effective time of the merger, Huntsman stockholders will be entitled to receive 0.5476 shares of Olin common stock, as further described in the joint proxy statement/prospectus. Under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger, including restrictions on share repurchases and direct and subsidiary debt.

The merger is expected to close in the first half of 2027, subject to customary closing conditions, including the receipt of required regulatory approvals and approval of our stockholders and Olin’s shareholders. Following the closing of the merger, it is expected that our stockholders will own approximately 45.5% of the combined company and Olin shareholders will own approximately 54.5% of the combined company. We have operated and, until the anticipated completion of the merger, will continue to operate independently of Olin. See “Part II. Item 1A. Risk Factors” for certain risks related to the merger.

Sale of Huntsman Gomet Business

On June 5, 2026, we completed the sale of Huntsman Gomet ("Gomet"), a business located in Azeglio, Italy, to Trelleborg Group. Gomet is a manufacturer of molded rubber and thermoplastic automotive aftermarket components, which was a business within our Polyurethanes segment. Upon the completion of the sale, we received proceeds of approximately €43 million (approximately $50 million), subject to customary post-closing adjustments. In connection with the sale, we recognized a net gain of $22 million in the second quarter of 2026. Goodwill of approximately $4 million was derecognized as part of this sale.

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

●	FASB ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods

●	FASB ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods

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

4. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using primarily average cost and last-in first-out (“LIFO”) methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2026	2025
Raw materials and supplies	$215	$163
Work in progress	40	39
Finished goods	728	658
Total	983	860
LIFO reserves	(48)	(42)
Net inventories	$935	$818

As of  June 30, 2026 and December 31, 2025, approximately 8% and 9% of our inventories were recorded using the LIFO cost method, respectively.

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

During the six months ended June 30, 2026, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. See “Note 8. Debt—Direct and Subsidiary Debt.” As the primary beneficiary of these variable interest entities at  June 30, 2026, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  June 30, 2026 and our consolidated balance sheet as of  December 31, 2025 (dollars in millions):

	June 30,	December 31,
	2026	2025
Current assets	$85	$81
Property, plant and equipment, net	114	122
Operating lease right-of-use assets	69	19
Other noncurrent assets	154	139
Deferred income taxes	8	8
Total assets	$430	$369
Current liabilities	$147	$126
Noncurrent operating lease liabilities	65	12
Other noncurrent liabilities	15	15
Deferred income taxes	2	2
Total liabilities	$229	$155

Certain operating activities for our variable interest entities for the three and six months ended June 30, 2026 and 2025 were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Income from continuing operations before income taxes	$6	$14	$12	$30
Net cash provided by operating activities	5	10	16	26

6. SUPPLIER FINANCE PROGRAM

During the first quarter of 2025, we initiated a supplier finance program that has been made available to certain of our vendors. The program allows our vendors to voluntarily sell their receivables due from us to a participating financial institution on terms that are negotiated between the vendor and the financial institution. The vendor receives payment from the financial institution, and we pay the financial institution on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. We do not pledge assets as security or provide other forms of guarantees associated with this supplier finance program. As of  June 30, 2026 and 2025, outstanding obligations confirmed as valid under our supplier finance program were approximately $50 million and $26 million, respectively, which were included in accounts payable in our condensed consolidated balance sheets.

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  June 30, 2026 and December 31, 2025, accrued restructuring and plant closing costs by type of cost consisted of the following (dollars in millions):

			Other
	Workforce	Contract	restructuring
	reductions	terminations	costs	Total
Accrued liabilities as of January 1, 2026	$41	$4	$—	$45
Charges, net	9	—	2	11
Payments	(26)	—	(2)	(28)
Accrued liabilities as of June 30, 2026	$24	$4	$—	$28

As of  June 30, 2026 and December 31, 2025, accrued restructuring and plant closing costs of our three operating segments consisted of the following (dollars in millions):

		Performance	Advanced
	Polyurethanes	Products	Materials	Total
Accrued liabilities as of January 1, 2026	$37	$5	$3	$45
Charges, net	5	1	5	11
Payments	(24)	(2)	(2)	(28)
Accrued liabilities as of June 30, 2026	$18	$4	$6	$28

Current portion of restructuring reserves	$18	$4	$6	$28
Long-term portion of restructuring reserves	—	—	—	—

Details with respect to cash and noncash restructuring, impairment and plant closing costs for the three and six months ended June 30, 2026 and 2025 are provided below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Cash charges, net	$6	$43	$11	$43
Noncash charges:
Impairment of assets	—	77	—	77
Accelerated depreciation	2	4	3	6
Other noncash charges (credits), net	1	—	1	(1)
Total restructuring, impairment and plant closing costs	$9	$124	$15	$125

Restructuring Activities

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. During the first quarter of 2026, this program was expanded to further realign and reduce the segment’s U.S. manufacturing and other global organizational structure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately $7 million and $1 million during the six months ended June 30, 2026 and 2025, respectively, primarily related to workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $7 million through 2027, primarily related to accelerated depreciation and workforce reductions.

Beginning in the second quarter of 2025, our Performance Products segment implemented a restructuring program to close its European maleic anhydride manufacturing facility in Moers, Germany and to reduce other organizational structure costs. During the third quarter of 2025, this program was further expanded for additional site closure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately $1 million for the six months ended June 30, 2026 and we recorded net restructuring expense of approximately $88 million for the six months ended June 30, 2025, primarily related to workforce reductions, contract terminations and approximately $77 million for the impairment of assets, including approximately $14 million of goodwill, related to the closure of the facility. We expect to record further restructuring expenses of approximately $1 million through 2026, primarily related to the site closure.

Beginning in the fourth quarter of 2024, our Polyurethanes segment implemented a restructuring program to reduce organizational structure costs. During the second quarter of 2025, this program was further expanded to optimize its European business organization. In connection with this restructuring program, we recorded net restructuring expense of approximately $6 million and $38 million for the six months ended June 30, 2026 and 2025, primarily related to site closures, workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $1 million through 2027, primarily related to site closures.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program was associated with all of our segments and included exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we did not record any significant restructuring expense during the six months ended June 30, 2026, and we recorded a credit of approximately $2 million during the six months ended  June 30, 2025 to adjust the then restructuring reserve that was no longer required.

8. DEBT

Our outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

	June 30,	December 31,
	2026	2025
Senior credit facilities:
Revolving credit facility	$359	$343
Senior notes	1,489	1,488
Amounts outstanding under A/R programs	217	152
Variable interest entities	2	7
Other	20	21
Total debt	$2,087	$2,011
Current portion of debt	$364	$353
Long-term portion of debt	1,723	1,658
Total debt	$2,087	$2,011

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

The following table presents certain amounts under our 2026 Revolving Credit Facility as of  June 30, 2026 (monetary amounts in millions):

Facility	Committed amount	Amount outstanding		Maturity
2026 Revolving Credit Facility	$800	$359	(1)	February 2031

(1)	Total amount outstanding (U.S. dollar equivalent) includes both U.S. dollar and euro borrowings. Interest rates on borrowings under the 2026 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rates for U.S. dollar borrowings and euro borrowings as of June 30, 2026 were 1.75% above both Term SOFR and adjusted EURIBOR.

As of June 30, 2026, we had approximately $1 million of unamortized debt issuance costs related to our 2026 Revolving Credit Facility.

As of June 30, 2026, we had an additional $3 million (U.S. dollar equivalent) of letters of credit and bank guarantees issued and outstanding under our 2026 Revolving Credit Facility.

Senior Notes

As of  June 30, 2026, our senior notes consisted of the following (monetary amounts in millions):

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

Information regarding our A/R Programs as of June 30, 2026 was as follows (monetary amounts in millions):

	Maximum funding	Amount
Facility	availability(1)	outstanding		Interest rate(2)	Maturity
U.S. A/R Program	$180	$108	(3)	Applicable rate plus 0.85%	December 2028
EU A/R Program	€100	€95		Applicable rate plus 1.45%	July 2027
	(or approximately $114)	(or approximately $109)

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

(3)	As of June 30, 2026, we had an additional $5 million (U.S. dollar equivalent) of letters of credit issued and outstanding under our U.S. A/R Program.

As of June 30, 2026 and December 31, 2025, $416 million and $281 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Variable Interest Entity Debt

 As of  June 30, 2026, AAC, our consolidated 50%-owned joint venture, had $2 million outstanding under its loan commitments and debt financing arrangements, all of which was classified as current debt on our condensed consolidated balance sheets. We do not guarantee these loan commitments, and AAC is not a guarantor of any of our other debt obligations.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of both  June 30, 2026 and December 31, 2025, the amount of debt issuance costs directly reducing the debt liability was $7 million. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

As of  June 30, 2026, we believe that we were in compliance with the covenants governing our material debt instruments, including our 2026 Revolving Credit Facility, our A/R Programs and our senior notes.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of June 30, 2026 and 2025, we had approximately $141 million and $101 million notional amount (in U.S. dollar equivalents), respectively, outstanding in forward foreign currency contracts.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of June 30, 2026, we have designated approximately €164 million (approximately $187 million) of euro-denominated derivative instruments as a hedge of our net investment. For the six months ended June 30, 2026 and 2025, the amounts recognized on the hedge of our net investment was a gain of approximately $4 million and a loss of approximately $44 million, respectively, and were recorded in other comprehensive income in our condensed consolidated statements of comprehensive income (loss).

During the third quarter of 2024, we entered into three-year, cross-currency interest rate contracts to swap an aggregate notional amount $350 million for an approximate aggregate notional €315 million. These cross-currency swaps are designated as net investment hedges and designed to hedge the foreign currency exposure of our net investment in certain European operations. Changes in fair value are recorded in accumulated other comprehensive loss to offset the foreign currency translation adjustments related to these investments. As of June 30, 2026, the fair value of these swaps was a liability position of approximately $12 million recorded in other noncurrent liabilities.

10. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$7	$7	$10	$10
Cross-currency interest rate contracts	(12)	(12)	(22)	(22)
Long-term debt (including current portion)	(2,087)	(2,028)	(2,011)	(1,897)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our cross-currency interest rate contracts are based on observable inputs other than quoted prices (Level 2). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of  June 30, 2026 and December 31, 2025. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2026, and current estimates of fair value may differ significantly from the amounts presented herein.

During the six months ended June 30, 2026, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue by major source for the three months ended June 30, 2026 and 2025 (dollars in millions):

		Performance	Advanced	Corporate and
2026	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$442	$137	$83	$(4)	$658
Europe	267	56	123	(5)	441
Asia Pacific	300	67	82	(1)	448
Rest of world	70	23	25	(2)	116
	$1,079	$283	$313	$(12)	$1,663

Major product groupings
Diversified	$1,079	$283			$1,362
Specialty			$300		300
Other			13		13
Eliminations				$(12)	(12)
	$1,079	$283	$313	$(12)	$1,663

		Performance	Advanced	Corporate and
2025	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$369	$127	$69	$(3)	$562
Europe	242	47	102	(4)	387
Asia Pacific	262	72	73	(1)	406
Rest of world	59	24	20	—	103
	$932	$270	$264	$(8)	$1,458

Major product groupings
Diversified	$932	$270			$1,202
Specialty			$252		252
Other			12		12
Eliminations				$(8)	(8)
	$932	$270	$264	$(8)	$1,458

(1)	Geographic information for revenues is based upon countries into which product is sold.

The following tables disaggregate our revenue by major source for the six months ended June 30, 2026 and 2025 (dollars in millions):

		Performance	Advanced	Corporate and
2026	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$805	$250	$156	$(12)	$1,199
Europe	497	101	236	(6)	828
Asia Pacific	567	119	153	(2)	837
Rest of world	133	41	47	(2)	219
	$2,002	$511	$592	$(22)	$3,083

Major product groupings
Diversified	$2,002	$511			2,513
Specialty			$565		565
Other			27		27
Eliminations				$(22)	(22)
	$2,002	$511	$592	$(22)	$3,083

		Performance	Advanced	Corporate and
2025	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$725	$245	$141	$(6)	$1,105
Europe	457	95	194	(8)	738
Asia Pacific	532	142	139	(2)	811
Rest of world	130	45	39	—	214
	$1,844	$527	$513	$(16)	$2,868

Major product groupings
Diversified	$1,844	$527			$2,371
Specialty			$490		490
Other			23		23
Eliminations				$(16)	(16)
	$1,844	$527	$513	$(16)	$2,868

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost (credit) for the three and six months ended June 30, 2026 and 2025 were as follows (dollars in millions):

			Other postretirement
	Defined benefit plans		benefit plans
	Three months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$6	$7	$—	$—
Interest cost	23	23	—	—
Expected return on assets	(33)	(33)	—	—
Amortization of prior service benefit	(1)	(2)	(1)	—
Amortization of actuarial loss	7	7	—	—
Net periodic benefit cost (credit)	$2	$2	$(1)	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Six months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$12	$13	$—	$—
Interest cost	46	45	1	1
Expected return on assets	(66)	(64)	—	—
Amortization of prior service benefit	(2)	(3)	(2)	(1)
Amortization of actuarial loss	14	14	—	—
Settlement gain	—	(1)	—	—
Net periodic benefit cost (credit)	$4	$4	$(1)	$—

During both of the six months ended June 30, 2026 and 2025, we made contributions to our pension and other postretirement benefit plans of $16 million. During the remainder of 2026, we expect to make additional contributions of approximately $24 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the six months ended June 30, 2026, we did not repurchase any shares of our common stock under this program. As of  June 30, 2026, we have approximately $547 million remaining under the authorization of our existing share repurchase program.

Dividends on Common Stock

During the three months ended June 30, 2026 and 2025, we declared dividends of $16 million and $44 million, respectively, or $0.0875 per share and $0.25 per share, respectively, to common stockholders. During the three months ended March 31, 2026 and 2025, we declared dividends of $14 million and $44 million, respectively, or $0.0875 per share and $0.25 per share, respectively, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2026	$(543)	$(490)	$4	$(1,029)	$23	$(1,006)
Other comprehensive income before reclassifications, gross	4	—	1	5	(5)	—
Tax impact	(1)	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	7	10	—	17	—	17
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income	10	9	1	20	(5)	15
Ending balance, June 30, 2026	$(533)	$(481)	$5	$(1,009)	$18	$(991)

(1)	Amounts are net of tax of $52 million as of both June 30, 2026 and January 1, 2026.

(2)	Amounts are net of tax of $49 million and $50 million as of June 30, 2026 and January 1, 2026, respectively.

(3)

The foreign currency translation adjustment reclassification amount related to the sale of our Gomet business and was recorded in gain on sale of business, net in our condensed consolidated statements of operations. See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2025	$(675)	$(552)	$—	$(1,227)	$27	$(1,200)
Other comprehensive income (loss) before reclassifications, gross	94	(12)	6	88	—	88
Tax impact	9	—	—	9	—	9
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	10	—	10	—	10
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	103	(3)	6	106	—	106
Ending balance, June 30, 2025	$(572)	$(555)	$6	$(1,121)	$27	$(1,094)

(1)	Amounts are net of tax of $51 million and $60 million as of June 30, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $60 million and $61 million as of June 30, 2025 and January 1, 2025, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended June 30,
	2026	2025
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(3)	Other income, net
Actuarial loss	7	8	(3)	Other income, net
	5	6
	—	(1)		Income tax
Total reclassifications for the period	$5	$5

	Six months ended June 30,
	2026	2025
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(4)	(3)	Other income, net
Actuarial loss	14	15	(3)	Other income, net
Settlement gain	—	(1)	(3)	Other income, net
	10	10
	(1)	(1)		Income tax
Total reclassifications for the period	$9	$9

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2026	$(547)	$(466)	$—	$(1,013)	$23	$(990)
Other comprehensive income before reclassifications, gross	3	—	1	4	(5)	(1)
Tax impact	(1)	—	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive loss, gross(3)	7	10	—	17	—	17
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income	9	9	1	19	(5)	14
Ending balance, June 30, 2026	$(538)	$(457)	$1	$(994)	$18	$(976)

(1)	Amounts are net of tax of $39 million as of both June 30, 2026 and January 1, 2026.

(2)	Amounts are net of tax of $73 million and $74 million as of June 30, 2026 and January 1, 2026, respectively.

(3)

The foreign currency translation adjustment reclassification amount related to the sale of our Gomet business and was recorded in gain on sale of business, net in our condensed consolidated statements of operations. See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2025	$(680)	$(528)	$(4)	$(1,212)	$27	$(1,185)
Other comprehensive income (loss) before reclassifications, gross	94	(12)	6	88	—	88
Tax impact	9	—	—	9	—	9
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	10	—	10	—	10
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	103	(3)	6	106	—	106
Ending balance, June 30, 2025	$(577)	$(531)	$2	$(1,106)	$27	$(1,079)

(1)	Amounts are net of tax of $38 million and $47 million as of June 30, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $84 million and $85 million as of June 30, 2025 and January 1, 2025 respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended June 30,
	2026	2025
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(3)	Other income, net
Actuarial loss	7	8	(3)	Other income, net
	5	6
	—	(1)		Income tax
Total reclassifications for the period	$5	$5

	Six months ended June 30,
	2026	2025
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(4)	$(4)	(3)	Other income, net
Actuarial loss	14	15	(3)	Other income, net
Settlement gain	—	(1)	(3)	Other income, net
	10	10
	(1)	(1)		Income tax
Total reclassifications for the period	$9	$9

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For both of the six months ended June 30, 2026 and 2025, our capital expenditures for EHS matters totaled $15 million. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $14 million and $16 million for environmental liabilities as of  June 30, 2026 and December 31, 2025, respectively. Of these amounts, $8 million and $11 million were classified as accrued liabilities as of  June 30, 2026 and December 31, 2025, respectively, and $6 million and $5 million were classified as other noncurrent liabilities as of  June 30, 2026 and December 31, 2025, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

On April 30, 2025, our stockholders approved the Huntsman Corporation 2025 Stock Incentive Plan (the ‘‘2025 Stock Incentive Plan’’), which reserved 4.65 million shares for issuance. Each of the Huntsman Corporation 2016 Stock Incentive Plan and the Huntsman Corporation Stock Incentive Plan, as amended and restated (together, the “Prior Plans”), remain in effect for outstanding awards granted pursuant to the Prior Plans, but no further awards may be granted under the Prior Plans. Under the 2025 Stock Incentive Plan we may grant nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, cash awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under the 2025 Stock Incentive Plan and the Prior Plans are fixed at the grant date. As of June 30, 2026, we had approximately 2 million shares remaining under the 2025 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period.

The compensation cost under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Huntsman Corporation compensation cost	$7	$7	$16	$16
Huntsman International compensation cost	7	7	15	14

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was approximately nil and $1 million for the six months ended June 30, 2026 and 2025, respectively.

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

During each of the six months ended June 30, 2026 and 2025, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of June 30, 2026 and changes during the six months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2026	2,030	$22.42
Exercised	(241)	8.86
Forfeited	(45)	19.93
Outstanding and exercisable at June 30, 2026	1,744	24.37	2.6	$—

As of  June 30, 2026, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans.

The total intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was approximately $1 million and nil, respectively. Cash received from stock options exercised during the six months ended June 30, 2026 and 2025 was approximately $2 million and nil, respectively. The cash tax benefit from stock options exercised during both of the six months ended June 30, 2026 and 2025 was approximately nil.

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

For our performance share unit awards, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the six months ended June 30, 2026 and 2025, the weighted-average expected volatility rate was 39.6% and 30.0%, respectively, and the weighted average risk-free interest rate was 3.49% and 4.30%, respectively. For the performance share unit awards granted during the six months ended June 30, 2026 and 2025, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

A summary of the status of our nonvested shares as of June 30, 2026 and changes during the six months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2026	3,177		$24.63	295	$20.09
Granted	2,153		15.27	297	13.27
Vested	(1,070)	(1)(2)	29.97	(130)	22.07
Forfeited	(61)		17.57	(6)	15.08
Nonvested at June 30, 2026	4,199		18.57	456	15.15

(1)

As of June 30, 2026, a total of 185,824 restricted stock units were vested but not yet issued, of which 62,170 vested during the six months ended June 30, 2026. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 461,521 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2025. Due to the target performance criteria not being met, these performance share unit awards were not issued.

As of June 30, 2026, there was approximately $47 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The value of share awards that vested during the six months ended June 30, 2026 and 2025 was approximately $35 million and $26 million, respectively.

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

We and Huntsman International recorded income tax expense from continuing operations of $28 million and $22 million for the six months ended June 30, 2026 and 2025, respectively. We are required to calculate our interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by Accounting Standards Codification 740-270. However, due to economic conditions resulting in low marginal pre-tax income, negative global AETR and significant losses in jurisdictions with full valuation allowances, starting with the second quarter of 2025 we expanded our AETR method to exclude loss jurisdictions for which no benefit can be recognized in that jurisdiction (as opposed to no benefit can be realized in any jurisdiction) from the overall computation of the estimated AETR and a separate estimated AETR is computed and applied to these loss jurisdictions. We believe that this method provides a more reliable forecast of the AETR.

Through the second quarter of 2026, there were no significant discrete items. Through the second quarter of 2025, we recorded a discrete tax expense of $8 million resulting from the Praxair legal settlement income, discrete releases of valuation allowances of approximately $8 million and discrete establishments of valuation allowances of approximately $13 million. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, we recognize tax expense in jurisdictions with pre-tax income but do not recognize a tax benefit from pre-tax losses in jurisdictions with valuation allowances.

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

Basic and diluted loss per share were determined using the following information (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations attributable to Huntsman Corporation	$(4)	$(159)	$(56)	$(163)
Net loss attributable to Huntsman Corporation	$(6)	$(158)	$(59)	$(163)

Denominator:
Weighted average shares outstanding	173.4	172.6	173.2	172.5
Dilutive shares:
Stock-based awards	—	—	—	—
Total weighted average shares outstanding, including dilutive shares	173.4	172.6	173.2	172.5

Additional stock-based awards of approximately 4.0 million and 4.8 million weighted average equivalent shares of stock were outstanding during the three months ended June 30, 2026 and 2025, respectively, and approximately 5.0 million and 4.8 million weighted average equivalent shares of stock were outstanding during the six months ended June 30, 2026 and 2025, respectively.  However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive. For the three months ended  June 30, 2026 and 2025, there were 1.0 million and 0.3 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation. For the six months ended  June 30, 2026 and 2025, there were 0.7 million and 0.4 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation.

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

Huntsman Corporation

	Three months ended June 30, 2026
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,079	$283	$313	$1,675

Significant segment expenses:
Variable direct costs(2)	810	158	143	1,111
Adjusted fixed costs(3)	203	88	108	399
Other segment items(4)	—	—	(2)	(2)
Total reportable segments’ adjusted EBITDA(5)	$66	$37	$64	167

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net				(23)
Depreciation and amortization				(77)
Corporate and other costs, net(6)				(47)
Net income attributable to noncontrolling interests				13
Other adjustments:
Certain legal and other settlements and related expenses, net				(7)
Gain on sale of business/assets, net(7)				22
Expenses associated with the proposed merger				(5)
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(8)				(10)
Income from continuing operations before income taxes				26

Income tax expense—continuing operations				(17)
Loss from discontinued operations, net of tax				(2)
Net income				$7

	Three months ended June 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$932	$270	$264	$1,466

Significant segment expenses:
Variable direct costs(2)	700	146	123	969
Adjusted fixed costs(3)	198	95	100	393
Other segment items(4)	3	(3)	(4)	(4)
Total reportable segments’ adjusted EBITDA(5)	$31	$32	$45	108

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(21)
Depreciation and amortization				(72)
Corporate and other costs, net(6)				(34)
Net income attributable to noncontrolling interests				13
Other adjustments:
Certain legal and other settlements and related expenses, net				(1)
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(8)				(125)
Loss from continuing operations before income taxes				(139)

Income tax expense—continuing operations				(7)
Income from discontinued operations, net of tax				1
Net loss				$(145)

	Six months ended June 30, 2026
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$2,002	$511	$592	$3,105

Significant segment expenses:
Variable direct costs(2)	1,508	284	274	2,066
Adjusted fixed costs(3)	388	165	216	769
Other segment items(4)	1	(1)	(7)	(7)
Total reportable segments’ adjusted EBITDA(5)	$105	$63	$109	277

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(44)
Depreciation and amortization				(150)
Corporate and other costs, net(6)				(84)
Net income attributable to noncontrolling interests				25
Other adjustments:
Certain legal and other settlements and related income, net				(11)
Gain on sale of business/assets, net(7)				22
Expenses associated with the proposed merger				(5)
Loss on early extinguishment of debt				(1)
Amortization of pension and postretirement actuarial losses				(14)
Restructuring, impairment and plant closing and transition costs(8)				(18)
Loss from continuing operations before income taxes				(3)

Income tax expense—continuing operations				(28)
Loss from discontinued operations, net of tax				(3)
Net loss				$(34)

	Six months ended June 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,844	$527	$513	$2,884

Significant segment expenses:
Variable direct costs(2)	1,382	283	239	1,904
Adjusted fixed costs(3)	384	179	201	764
Other segment items(4)	5	3	(8)	—
Total reportable segments’ adjusted EBITDA(5)	$73	$62	$81	216

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(40)
Depreciation and amortization				(141)
Corporate and other costs, net(6)				(70)
Net income attributable to noncontrolling interests				29
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				5
Certain legal and other settlements and related income, net(9)				32
Amortization of pension and postretirement actuarial losses				(14)
Restructuring, impairment and plant closing and transition costs(8)				(129)
Loss from continuing operations before income taxes				(112)

Income tax expense—continuing operations				(22)
Income from discontinued operations, net of tax				—
Net loss				$(134)

Huntsman International

	Three months ended June 30, 2026
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,079	$283	$313	$1,675

Significant segment expenses:
Variable direct costs(2)	810	158	143	1,111
Adjusted fixed costs(3)	203	88	108	399
Other segment items(4)	—	—	(2)	(2)
Total reportable segments’ adjusted EBITDA(5)	$66	$37	$64	167

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net				(23)
Depreciation and amortization				(77)
Corporate and other costs, net(6)				(47)
Net income attributable to noncontrolling interests				13
Other adjustments:
Certain legal and other settlements and related expenses, net				(7)
Gain on sale of business/assets, net(7)				22
Expenses associated with the proposed merger				(5)
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(8)				(10)
Income from continuing operations before income taxes				26

Income tax expense—continuing operations				(17)
Loss from discontinued operations, net of tax				(2)
Net income				$7

	Three months ended June 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$932	$270	$264	$1,466

Significant segment expenses:
Variable direct costs(2)	700	146	123	969
Adjusted fixed costs(3)	198	95	100	393
Other segment items(4)	3	(3)	(4)	(4)
Total reportable segments’ adjusted EBITDA(5)	$31	$32	$45	108

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(21)
Depreciation and amortization				(72)
Corporate and other costs, net(6)				(34)
Net income attributable to noncontrolling interests				13
Other adjustments:
Certain legal and other settlements and related income, net				(1)
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(8)				(125)
Loss from continuing operations before income taxes				(139)

Income tax expense—continuing operations				(5)
Income from discontinued operations, net of tax				1
Net loss				$(143)

	Six months ended June 30, 2026
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$2,002	$511	$592	$3,105

Significant segment expenses:
Variable direct costs(2)	1,508	284	274	2,066
Adjusted fixed costs(3)	388	165	216	769
Other segment items(4)	1	(1)	(7)	(7)
Total reportable segments’ adjusted EBITDA(5)	$105	$63	$109	277

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(44)
Depreciation and amortization				(150)
Corporate and other costs, net(6)				(82)
Net income attributable to noncontrolling interests				25
Other adjustments:
Certain legal and other settlements and related income, net				(11)
Gain on sale of business/assets, net(7)				22
Expenses associated with the proposed merger				(5)
Loss on early extinguishment of debt				(1)
Amortization of pension and postretirement actuarial losses				(14)
Restructuring, impairment and plant closing and transition costs(8)				(18)
Loss from continuing operations before income taxes				(1)

Income tax expense—continuing operations				(28)
Loss from discontinued operations, net of tax				(3)
Net loss				$(32)

	Six months ended June 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,844	$527	$513	$2,884

Significant segment expenses:
Variable direct costs(2)	1,382	283	239	1,904
Adjusted fixed costs(3)	384	179	201	764
Other segment items(4)	5	3	(8)	—
Total reportable segments’ adjusted EBITDA(5)	$73	$62	$81	216

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(40)
Depreciation and amortization				(141)
Corporate and other costs, net(6)				(68)
Net income attributable to noncontrolling interests				29
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				5
Certain legal and other settlements and related income, net(9)				32
Amortization of pension and postretirement actuarial losses				(14)
Restructuring, impairment and plant closing and transition costs(8)				(129)
Loss from continuing operations before income taxes				(110)

Income tax expense—continuing operations				(22)
Income from discontinued operations, net of tax				—
Net loss				$(132)

	June 30,	December 31,
	2026	2025
Total assets:
Polyurethanes	$4,204	$4,045
Performance Products	1,201	1,185
Advanced Materials	1,143	1,095
Total reportable segments’ total assets	6,548	6,325
Corporate and other	642	690
Total	$7,190	$7,015

	Six months ended
	June 30,
	2026	2025
Depreciation and amortization:
Polyurethanes	$87	$79
Performance Products	33	32
Advanced Materials	25	25
Total reportable segments’ depreciation and amortization	145	136
Corporate and other	5	5
Total	$150	$141

	Six months ended
	June 30,
	2026	2025
Capital expenditures:
Polyurethanes	$40	$34
Performance Products	13	28
Advanced Materials	13	10
Total reportable segments’ capital expenditures	66	72
Corporate and other	2	1
Total	$68	$73

(1)	A reconciliation of total reportable segments’ revenues to total consolidated revenues is provided in “Note 11. Revenue Recognition.”
(2)	Variable direct costs primarily include raw materials, utilities and freight-related costs.
(3)

Adjusted fixed costs primarily include personnel and maintenance costs at our manufacturing facilities, selling, general and administrative expenses and research and development expenses, less depreciation and amortization and an adjustment to remove the related effects of restructuring, impairment and plant closing and transition costs.

(4)

Other segment items include other operating and non-operating income and expense items and foreign currency exchange effects, less adjustments to remove the related effects of primarily the following items: certain legal and other settlements and related (expenses) income, net; gain on sale of business/assets, net; amortization of pension and postretirement actuarial losses; restructuring, impairment and plant closing and transition costs; and business acquisition and integration gain (expenses) and purchase accounting inventory adjustments, net.

(5)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. Segment adjusted EBITDA is the measure that our chief operating decision maker (“CODM”), who has been determined to be our Chief Executive Officer, uses to make decisions about resources to be allocated to the segments and assess their financial performance. Our CODM evaluates segment adjusted EBITDA through the annual budget process as well as through ongoing periodic reviews of forecasts, budget-to-actual variances, changes from prior periods and when comparing the results of each reportable operating segment with one another. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) certain legal and other settlements and related (expenses) income, net; (b) gain on sale of business/assets, net; (c) expenses associated with the proposed merger; (d) amortization of pension and postretirement actuarial losses; (e) restructuring, impairment, plant closing and transition costs; (f) loss from discontinued operations, net of tax; (g) loss on early extinguishment of debt; and (h) business acquisition and integration gain and purchase accounting inventory adjustments, net.

(6)

Corporate and other costs, net includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(7)	Gain on sale of business/assets, net includes $22 million related to the gain on sale of our Gomet business. See “Note 1. General—Recent Developments—Sale of Huntsman Gomet Business.”
(8)	Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe.
(9)	Certain legal and other settlements and related income, net includes approximately $33 million for income associated with a litigation matter during the first quarter of 2025. See “Note 15. Commitments and Contingencies—Legal Matters.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars in millions, except per share amounts):

Huntsman Corporation

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2026	2025	change	2026	2025	change
Revenues	$1,663	$1,458	14%	$3,083	$2,868	7%
Cost of goods sold	1,418	1,276	11%	2,655	2,485	7%
Gross profit	245	182	35%	428	383	12%
Operating expenses:
Selling, general and administrative	183	160	14%	346	326	6%
Research and development	28	33	(15)%	57	65	(12)%
Restructuring, impairment and plant closing costs	9	124	(93)%	15	125	(88)%
Gain on sale of business, net	(22)	—	NM	(22)	—	NM
Income associated with litigation matter, net	—	—	—	—	(33)	(100)%
Gain on acquisition of assets, net	—	—	—	—	(5)	(100)%
Other operating expense (income), net	10	(15)	NM	11	(17)	NM
Total operating expenses	208	302	(31)%	407	461	(12)%
Operating income (loss)	37	(120)	NM	21	(78)	NM
Interest expense, net	(23)	(21)	10%	(44)	(40)	10%
Equity in income (loss) of investment in unconsolidated affiliates	5	(2)	NM	10	(1)	NM
Other income, net	7	4	75%	10	7	43%
Income (loss) from continuing operations before income taxes	26	(139)	NM	(3)	(112)	(97)%
Income tax expense	(17)	(7)	143%	(28)	(22)	27%
Income (loss) from continuing operations	9	(146)	NM	(31)	(134)	(77)%
(Loss) income from discontinued operations, net of tax	(2)	1	NM	(3)	—	NM
Net income (loss)	7	(145)	NM	(34)	(134)	(75)%
Reconciliation of net income (loss) to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(13)	(13)	—	(25)	(29)	(14)%
Interest expense, net	23	21	10%	44	40	10%
Income tax expense from continuing operations	17	7	143%	28	22	27%
Income tax expense from discontinued operations	—	1	(100)%	—	1	(100)%
Depreciation and amortization	77	72	7%	150	141	6%
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net	—	—		—	(5)
EBITDA from discontinued operations	2	(2)		3	(1)
Certain legal and other settlements and related expenses (income), net(2)	7	1		11	(32)
Gain on sale of business/assets, net(3)	(22)	—		(22)	—
Expenses associated with the proposed merger	5	—		5	—
Loss on early extinguishment of debt	—	—		1	—
Amortization of pension and postretirement actuarial losses	7	7		14	14
Restructuring, impairment and plant closing and transition costs(4)	10	125		18	129
Adjusted EBITDA(1)	$120	$74	62%	$193	$146	32%

Net cash (used in) provided by operating activities from continuing operations				$(113)	$21	NM
Net cash used in investing activities				(15)	(32)	(53)%
Net cash provided by financing activities				43	69	(38)%
Capital expenditures				(68)	(73)	(7)%

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(4)	$(159)		$(56)	$(163)
(Loss) income from discontinued operations, net of tax	(2)	1		(3)	—
Net loss	$(6)	$(158)		$(59)	$(163)

Huntsman International

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2026	2025	change	2026	2025	change
Revenues	$1,663	$1,458	14%	$3,083	$2,868	7%
Cost of goods sold	1,418	1,276	11%	2,655	2,485	7%
Gross profit	245	182	35%	428	383	12%
Operating expenses:
Selling, general and administrative	183	160	14%	344	324	6%
Research and development	28	33	(15)%	57	65	(12)%
Restructuring, impairment and plant closing costs	9	124	(93)%	15	125	(88)%
Gain on sale of business, net	(22)	—	NM	(22)	—	NM
Income associated with litigation matter, net	—	—	—	—	(33)	(100)%
Gain on acquisition of assets, net	—	—	—	—	(5)	(100)%
Other operating expense (income), net	10	(15)	NM	11	(17)	NM
Total operating expenses	208	302	(31)%	405	459	(12)%
Operating income (loss)	37	(120)	NM	23	(76)	NM
Interest expense, net	(23)	(21)	10%	(44)	(40)	10%
Equity in income (loss) of investment in unconsolidated affiliates	5	(2)	NM	10	(1)	NM
Other income, net	7	4	75%	10	7	43%
Income (loss) from continuing operations before income taxes	26	(139)	NM	(1)	(110)	(99)%
Income tax expense	(17)	(5)	240%	(28)	(22)	27%
Income (loss) from continuing operations	9	(144)	NM	(29)	(132)	(78)%
(Loss) income from discontinued operations, net of tax	(2)	1	NM	(3)	—	NM
Net income (loss)	7	(143)	NM	(32)	(132)	(76)%
Reconciliation of net income (loss) to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(13)	(13)	—	(25)	(29)	(14)%
Interest expense, net	23	21	10%	44	40	10%
Income tax expense from continuing operations	17	5	240%	28	22	27%
Income tax expense from discontinued operations	—	1	(100)%	—	1	(100)%
Depreciation and amortization	77	72	7%	150	141	6%
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net	—	—		—	(5)
EBITDA from discontinued operations	2	(2)		3	(1)
Certain legal and other settlements and related expenses (income), net(2)	7	1		11	(32)
Gain on sale of business/assets, net(3)	(22)	—		(22)	—
Expenses associated with the proposed merger	5	—		5	—
Loss on early extinguishment of debt	—	—		1	—
Amortization of pension and postretirement actuarial losses	7	7		14	14
Restructuring, impairment and plant closing and transition costs(4)	10	125		18	129
Adjusted EBITDA(1)	$120	$74	62%	$195	$148	32%

Net cash (used in) provided by operating activities from continuing operations				$(112)	$22	NM
Net cash used in investing activities				(21)	(37)	(43)%
Net cash provided by financing activities				48	73	(34)%
Capital expenditures				(68)	(73)	(7)%

Amounts attributable to Huntsman International:
Loss from continuing operations	$(4)	$(157)		$(54)	$(161)
(Loss) income from discontinued operations, net of tax	(2)	1		(3)	—
Net loss	$(6)	$(156)		$(57)	$(161)

Huntsman Corporation

	Three months ended			Three months ended
	June 30, 2026			June 30, 2025
		Tax and			Tax and
	Gross	other(5)	Net	Gross	other(5)	Net
Reconciliation of net income (loss) to adjusted net loss(1):
Net income (loss)			$7			$(145)
Net income attributable to noncontrolling interests			(13)			(13)
Loss (income) from discontinued operations	2	—	2	(2)	1	(1)
Certain legal and other settlements and related expenses, net	7	—	7	1	—	1
Gain on sale of business/assets, net(3)	(22)	—	(22)	—	—	—
Expenses associated with the proposed merger	5	—	5	—	—	—
Amortization of pension and postretirement actuarial losses	7	(1)	6	7	—	7
Restructuring, impairment and plant closing and transition costs(4)	10	(2)	8	125	—	125
Release of significant deferred tax asset valuation allowances(6)	—	—	—	—	(8)	(8)
Adjusted net income (loss)(1)			$—			$(34)

Weighted average shares-basic			173.4			172.6
Weighted average shares-diluted			173.4			172.6

Basic net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.02)			$(0.92)
Loss from discontinued operations			(0.01)			—
Net loss			$(0.03)			$(0.92)

Diluted net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.02)			$(0.92)
Loss from discontinued operations			(0.01)			—
Net loss			$(0.03)			$(0.92)

Other non-GAAP measures:
Diluted adjusted net income (loss) per share(1)			$—			$(0.20)

	Six months			Six months
	ended			ended
	June 30, 2026			June 30, 2025
		Tax and			Tax and
	Gross	other(5)	Net	Gross	other(5)	Net
Reconciliation of net loss to adjusted net loss(1):
Net loss			$(34)			$(134)
Net income attributable to noncontrolling interests			(25)			(29)
Business acquisition and integration gain and purchase accounting inventory adjustments, net	$—	$—	—	$(5)	$—	(5)
Loss (income) from discontinued operations	3	—	3	(1)	1	—
Certain legal and other settlements and related expenses (income), net(2)	11	—	11	(32)	7	(25)
Gain on sale of business/assets, net(3)	(22)	—	(22)	—	—	—
Expenses associated with the proposed merger	5	—	5	—	—	—
Loss on early extinguishment of debt	1	—	1	—	—	—
Amortization of pension and postretirement actuarial losses	14	(3)	11	14	(2)	12
Restructuring, impairment and plant closing and transition costs(4)	18	(3)	15	129	(2)	127
Establishment of significant deferred tax asset valuation allowances, net(6)	—	—	—	—	1	1
Adjusted net loss(1)			$(35)			$(53)

Weighted average shares-basic			173.2			172.5
Weighted average shares-diluted			173.2			172.5

Basic net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.32)			$(0.94)
Loss from discontinued operations			(0.02)			—
Net loss			$(0.34)			$(0.94)

Diluted net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.32)			$(0.94)
Loss from discontinued operations			(0.02)			—
Net loss			$(0.34)			$(0.94)

Other non-GAAP measures:
Diluted adjusted net loss per share(1)			$(0.20)			$(0.31)

Net cash (used in) provided by operating activities from continuing operations			$(113)			$21
Capital expenditures			(68)			(73)
Free cash flow(1)			$(181)			$(52)

Effective tax rate			(933)%			(20)%
Impact of non-GAAP adjustments, net(7)			1,075%			(280)%
Adjusted effective tax rate			142%			(300)%

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”
(2)

Certain legal and other settlements and related expenses (income), net includes approximately $33 million for income associated with a litigation matter during the first quarter of 2025. See “Note 15. Commitments and Contingencies—Legal Matters” to our condensed consolidated financial statements.

(3)	Gain on sale of business/assets, net includes $22 million related to the gain on sale of our Gomet business. See “Note 1. General—Recent Developments—Sale of Huntsman Gomet Business” to our condensed consolidated financial statements.
(4)	Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe.
(5)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.
(6)

During the second quarter of 2025, we recorded a discrete release of valuation allowances of approximately $8 million following the announced closure of our Moers, Germany facility. During the first quarter of 2025, we established significant deferred tax asset valuation allowances of $9 million in Luxembourg. We eliminated the net effect of these significant deferred tax asset valuation allowances from our presentation of adjusted net loss to allow investors to better compare our ongoing financial performance from period to period.

(7)	For details regarding the tax impacts of our non-GAAP adjustments, please see the reconciliation of our net loss to adjusted net loss noted above.

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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration gain and purchase accounting inventory adjustments, net; (b) EBITDA from discontinued operations; (c) certain legal and other settlements and related expenses (income), net; (d) gain on sale of business/assets, net; (e) expenses associated with the proposed merger; (f) loss on early extinguishment of debt; (g) amortization of pension and postretirement actuarial losses; and (h) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) loss (income) from discontinued operations; (b) certain legal and other settlements and related expenses (income), net; (c) gain on sale of business/assets, net; (d) expenses associated with the proposed merger; (e) amortization of pension and postretirement actuarial losses; (f) restructuring, impairment and plant closing and transition costs; (g) (release) establishment of significant deferred tax asset valuation allowances, net; (h) business acquisition and integration gain and purchase accounting inventory adjustments, net; and (i) loss on early extinguishment of debt. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

For the three months ended June 30, 2026, loss from continuing operations attributable to Huntsman Corporation was $4 million, an improvement of $155 million from $159 million in the 2025 period. For the three months ended June 30, 2026, loss from continuing operations attributable to Huntsman International was $4 million, an improvement of $153 million from $157 million in the 2025 period. The improvements noted above were the result of the following items:

●

Revenues for the three months ended June 30, 2026 increased by $205 million, or 14%, as compared with the 2025 period. The increase was primarily due to higher average selling prices and higher sales volumes in all our segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended June 30, 2026 increased by $63 million, or 35%, as compared with the 2025 period. The increase resulted from higher gross profits in all our segments. See “—Segment Analysis” below.

●	Selling, general and administrative expenses for the three months ended June 30, 2026 increased by $23 million, or 14%, as compared with the 2025 period. The increase related primarily to the impact of major foreign currency exchange rate movements against the U.S. dollar and an adjustment to increase our incentive compensation accrual in the second quarter of 2026.

●

Restructuring, impairment and plant closing costs for the three months ended June 30, 2026 decreased by $115 million as compared with the 2025 period. For more information on restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Gain on sale of business, net for the three months ended June 30, 2026 was $22 million related to the gain on sale of our Gomet business. See “Note 1. General—Recent Developments—Sale of Huntsman Gomet Business” to our condensed consolidated financial statements.

●	Other operating expense (income), net for the three months ended June 30, 2026 was an expense of $10 million, primarily related to third-party costs associated with the proposed merger and certain legal settlements, as compared with income of $15 million in the 2025 period, primarily related to an adjustment to a loss contingency accrual in the 2025 period and the impact of major foreign currency exchange rate movements against the U.S. dollar.

●

Equity in income (loss) of investment in unconsolidated affiliates for the three months ended June 30, 2026 increased to income of $5 million from a loss of $2 million in the 2025 period primarily related to an increase in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

Our income tax expense for the three months ended June 30, 2026 was $17 million as compared with $7 million in the 2025 period. The income tax expense of Huntsman International for the three months ended June 30, 2026 was $17 million as compared with $5 million in the 2025 period. The increase in income tax expense was primarily due to lower discrete tax benefits in the 2026 period and our mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months ended		Percent change
	June 30,		favorable
(Dollars in millions)	2026	2025	(unfavorable)
Revenues
Polyurethanes	$1,079	$932	16%
Performance Products	283	270	5%
Advanced Materials	313	264	19%
Total reportable segments’ revenues	1,675	1,466	14%
Intersegment eliminations	(12)	(8)	NM
Total	$1,663	$1,458	14%

Segment adjusted EBITDA(1)
Polyurethanes	$66	$31	113%
Performance Products	37	32	16%
Advanced Materials	64	45	42%

NM—Not meaningful

(1)

For more information regarding reconciliations of segment adjusted EBITDA of our reportable operating segments to (loss) income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended June 30, 2026 vs 2025
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	10%	2%	4%
Performance Products	1%	1%	3%
Advanced Materials	8%	3%	8%

Combined segments	8%	2%	4%

(1) (2)	Excludes revenues from tolling arrangements, byproducts and raw materials. Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended June 30, 2026 compared to the same period of 2025 was primarily due to higher average selling prices and higher sales volumes. MDI average selling prices increased across all three regions due to improved supply and demand dynamics. MDI sales volumes increased in the Americas and Europe regions. The increase in segment adjusted EBITDA was primarily due to higher average selling prices, higher sales volumes, higher equity earnings from our minority-owned joint venture in China and cost savings achieved from our cost optimization program, partially offset by higher raw materials costs.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended June 30, 2026 compared to the same period of 2025 was primarily due to higher sales volumes and slightly higher average selling prices. Sales volumes increased primarily due to favorable demand in our performance amines business. Average selling prices increased primarily due to higher raw materials costs. The increase in segment adjusted EBITDA was primarily due to higher sales volumes and lower fixed costs achieved from our cost optimization program.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended June 30, 2026 compared to the same period of 2025 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to favorable sales mix and the positive impact of major foreign currency exchange rate movements against the U.S. dollar. Sales volumes increased primarily in our aerospace, power and automotive markets. The increase in segment adjusted EBITDA was primarily due to higher margins and higher sales volumes.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

For the six months ended June 30, 2026, loss from continuing operations attributable to Huntsman Corporation was $56 million, an improvement of $107 million from $163 million in the 2025 period. For the six months ended June 30, 2026, loss from continuing operations attributable to Huntsman International was $54 million, an improvement of $107 million from $161 million in the 2025 period. The improvements noted above were the result of the following items:

●

Revenues for the six months ended June 30, 2026 increased by $215 million, or 7%, as compared with the 2025 period. The increase was primarily due to higher average selling prices and higher sales volumes in both our Polyurethanes and Advanced Materials segments. See “—Segment Analysis” below.

●

Gross profit for the six months ended June 30, 2026 increased by $45 million, or 12%, as compared with the 2025 period. The increase resulted from higher gross profits in our Polyurethanes and Advanced Materials segments. See “—Segment Analysis” below.

●	Selling, general and administrative expenses for the six months ended June 30, 2026 increased by $20 million, or 6%, as compared with the 2025 period. The increase related primarily to the impact of major foreign currency exchange rate movements against the U.S. dollar and an adjustment to increase our incentive compensation accrual in the second quarter of 2026.

●

Restructuring, impairment and plant closing costs for the six months ended June 30, 2026 decreased by $110 million as compared with the 2025 period. For more information on restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Gain on sale of business, net for the six months ended June 30, 2026 was $22 million related to the gain on sale of our Gomet business. See “Note 1. General—Recent Developments—Sale of Huntsman Gomet Business” to our condensed consolidated financial statements.

●

Income associated with litigation matter, net was approximately $33 million for the six months ended June 30, 2025. For further information, see "Note 15. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements.

●	Other operating expense (income), net for the six months ended June 30, 2026 was an expense of $11 million, primarily related to third-party costs associated with the proposed merger and certain legal settlements, as compared with income of $17 million in the 2025 period, primarily related to an adjustment to a loss contingency accrual in the 2025 period and the impact of major foreign currency exchange rate movements against the U.S. dollar.

●

Equity in income (loss) of investment in unconsolidated affiliates for the six months ended June 30, 2026 increased to income of $10 million from a loss of $1 million in the 2025 period primarily related to an increase in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

Our income tax expense and the income tax expense of Huntsman International for the six months ended June 30, 2026 was $28 million as compared with $22 million in the 2025 period. The increase in income tax expense was primarily due to our mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions with pre-tax income but do not recognize a tax benefit from pre-tax losses in jurisdictions with valuation allowances. The increase was partially offset by lower net discrete tax expense in the 2026 period as compared with the 2025 period. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Six months		Percent
	ended		change
	June 30,		favorable
(Dollars in millions)	2026	2025	(unfavorable)
Revenues
Polyurethanes	$2,002	$1,844	9%
Performance Products	511	527	(3)%
Advanced Materials	592	513	15%
Total reportable segments’ revenues	3,105	2,884	8%
Intersegment eliminations	(22)	(16)	NM
Total	$3,083	$2,868	7%

Segment adjusted EBITDA(1)
Polyurethanes	$105	$73	44%
Performance Products	63	62	2%
Advanced Materials	109	81	35%

NM—Not meaningful

(1)

For more information regarding reconciliations of segment adjusted EBITDA of our reportable operating segments to (loss) income from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Six months ended June 30, 2026 vs June 30, 2025
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	2%	3%	4%
Performance Products	(2)%	2%	(3)%
Advanced Materials	6%	4%	5%

Combined segments	2%	3%	3%

(1) (2)	Excludes revenues from tolling arrangements, byproducts and raw materials. Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the six months ended June 30, 2026 compared to the same period of 2025 was primarily due to higher average selling prices and higher sales volumes. MDI average selling prices increased across all three regions due to improved supply and demand dynamics. MDI sales volumes increased in the Americas and Europe regions. The increase in segment adjusted EBITDA was primarily due to higher average selling prices, higher sales volumes, higher equity earnings from our minority-owned joint venture in China and cost savings achieved from our cost optimization program, partially offset by higher raw materials costs.

Performance Products

The decrease in revenues in our Performance Products segment for the six months ended June 30, 2026 compared to the same period of 2025 was primarily due to lower sales volumes. Sales volumes decreased primarily due to the closure of our Moers, Germany maleic anhydride facility in the second quarter of 2025 and lower demand. Average selling prices remained relatively flat. The slight increase in segment adjusted EBITDA was primarily due to lower fixed costs achieved from our cost optimization program, partially offset by lower sales volumes and higher raw materials costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the six months ended June 30, 2026 compared to the same period of 2025 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to favorable sales mix and the positive impact of major foreign currency exchange rate movements against the U.S. dollar. Sales volumes increased primarily in our aerospace, power and automotive markets. The increase in segment adjusted EBITDA was primarily due to higher margins and higher sales volumes.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

Net cash (used in) provided by operating activities from continuing operations for the six months ended June 30, 2026 and 2025 was $(113) million and $21 million, respectively. The increase in net cash used in operating activities from continuing operations was primarily attributable to an increase in net cash outflow of $123 million related to changes in operating assets and liabilities for the six months ended June 30, 2026 as compared with the same period of 2025 and a decrease in net cash inflow of $11 million related to a decrease in operating loss from continuing operations adjusted for noncash activities as noted in our condensed consolidated statements of cash flows.

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 was $15 million and $32 million, respectively. During the six months ended June 30, 2026 and 2025, we paid $68 million and $73 million for capital expenditures, respectively. During the six months ended June 30, 2026, we received $48 million, net of third-party transaction costs, from the sale of our Gomet business. See “Note 1. General—Recent Developments—Sale of Huntsman Gomet Business" to our condensed consolidated financial statements. During the six months ended June 30, 2025, we received a $41 million final liquidating distribution from SLIC. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

Net cash provided by financing activities for the six months ended June 30, 2026 and 2025 was $43 million and $69 million, respectively. During the six months ended June 30, 2026, we had net borrowings from our 2026 Revolving Credit Facility and our A/R Programs of $87 million as compared with net borrowings from our 2022 Revolving Credit Facility and our A/R Programs of $481 million in the 2025 period. During the six months ended June 30, 2025, we paid approximately $315 million to satisfy and discharge our obligations under our 2025 Senior Notes. During the six months ended June 30, 2026 and 2025, we paid $32 million and $87 million for dividends to common stockholders, respectively.

Free cash flow from continuing operations for the six months ended June 30, 2026 and 2025 were uses of cash of $181 million and $52 million, respectively. The decline in free cash flow was primarily attributable to an increase in cash used in operating activities from continuing operations, partially offset by a slight decrease in cash used for capital expenditures during the six months ended June 30, 2026 as compared with the same period of 2025.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	June 30,	December 31,	(Decrease)	Percent
	2026	2025	increase	change
Cash and cash equivalents	$346	$429	$(83)	(19)%
Accounts and notes receivable, net	880	677	203	30%
Inventories	935	818	117	14%
Prepaid expenses	79	94	(15)	(16)%
Other current assets	38	46	(8)	(17)%
Total current assets	2,278	2,064	214	10%

Accounts payable	886	758	128	17%
Accrued liabilities	414	421	(7)	(2)%
Current portion of debt	364	353	11	3%
Current operating lease liabilities	55	57	(2)	(4)%
Total current liabilities	1,719	1,589	130	8%
Working capital	$559	$475	$84	18%

Our working capital increased by $84 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $83 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025.”

●	Accounts and notes receivable, net increased by $203 million primarily due to higher revenues in the second quarter of 2026 as compared with the fourth quarter of 2025.

●	Inventories increased by $117 million primarily due to higher inventory costs and volumes.

●	Prepaid expenses decreased by $15 million primarily due to amortization of prepaid insurance premiums, partially offset by an increase in prepaid taxes.

●	Accounts payable increased by $128 million primarily due to higher inventory purchases.

●	Accrued liabilities decreased by $7 million primarily due to decreases in accrued restructuring and accrued rebates, partially offset by increases in accrued income taxes payable, accrued compensation and accrued legal reserves.

Liquidity

We depend upon our cash, our 2026 Revolving Credit Facility, our A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of June 30, 2026, we had $857 million of combined cash and unused borrowing capacity, consisting of $346 million in cash, $438 million in availability under our 2026 Revolving Credit Facility and $73 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

During 2026, we expect to spend approximately $170 million on capital expenditures. Our future expenditures include certain environmental, health and safety upgrades; expansions and upgrades of our existing manufacturing and other facilities; certain cost reduction projects and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.

●	During the remainder of 2026, we expect to make additional contributions to our pension and other postretirement benefit plans of approximately $24 million.

●

As of June 30, 2026, we have approximately $547 million remaining under the authorization of our existing share repurchase program.  We currently do not expect to repurchase any shares of our common stock under this program during 2026.

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

As of June 30, 2026, we had $364 million classified as current portion of debt, including $359 million outstanding under our 2026 Revolving Credit Facility, debt at our variable interest entities of $2 million and certain other short-term facilities and scheduled payments totaling $3 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of June 30, 2026, we had approximately $321 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis.

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

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. The following risk factors are in addition to those set forth in the Annual Report.

Risks Related to the Merger

The number of shares of Olin common stock issuable in the merger in respect of one share of our common stock is fixed and will not be adjusted. Because the market price of Olin common stock may fluctuate, our stockholders cannot be sure of the market value of the merger consideration they will receive in exchange for their shares in connection with the merger.

At the time the merger is completed, each issued and outstanding eligible share of our common stock will be converted into the right to receive the merger consideration, which consists of 0.5476 shares of Olin common stock. The exchange ratio is fixed and will not be adjusted to reflect stock price changes of either our common stock or Olin common stock prior to the closing of the merger. Accordingly, the market value of the merger consideration that our stockholders will receive in the merger will vary based on the price of Olin common stock at the time our stockholders receive the merger consideration, and, accordingly, our stockholders cannot be sure of the market value of the merger consideration they will receive upon the closing of the merger. The market price of Olin common stock has fluctuated since the date on which we announced that we had entered into the merger agreement and will continue to fluctuate from the date hereof through the date the merger is completed, which could occur a considerable amount of time after the date hereof. Changes in the price of Olin common stock may result from a variety of factors, including general market and economic conditions, changes in our and Olin’s businesses, operations and prospects, changes in market assessments of the likelihood that the merger will be completed or the value that may be generated by the merger, changes with respect to expectations regarding the timing of the merger and regulatory considerations. Many of these factors are beyond our and Olin’s control.

Failure to complete the merger, or a delay in the closing of the merger, could negatively impact our business, results of operations, financial condition and stock price.

The merger agreement is subject to a number of conditions that must be fulfilled to complete the merger. Those conditions include, among others, the approval by Olin shareholders of the Olin direct merger proposal or the Olin subsidiary merger proposal and approval by our stockholders of the Huntsman merger proposal and certain regulatory approvals. A number of the conditions are not within our control and may prevent, delay or otherwise materially adversely affect the closing of the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise, and cannot assure you that we will be able to timely complete the merger as currently contemplated under the merger agreement or at all. Our business, results of operations, financial condition or stock price could be adversely affected, potentially in a material way, by the failure to complete the merger, or by a delay in the closing of the merger, and we may suffer consequences that could adversely affect our business, results of operations, financial condition and stock price, including the following:

•	we may not realize any or all of the potential benefits of the merger, including any synergies that could result from combining our financial and business resources with those of Olin;
•

matters relating to the merger will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;

•

we have incurred and will incur further substantial expenses in connection with the merger, including financial advisory, legal, accounting, consulting and other advisory fees, severance/retention employee benefit-related costs and other regulatory fees and other costs relating to the merger regardless of whether the merger is completed;

•	we may be subject to legal proceedings related to the potential delay of, or failure to complete, the merger;
•

we may experience disruptions to our business resulting from the announcement and pendency of the merger, including adverse changes in relationships with, or loss of, customers, business partners and employees, which may not be reversible and may continue or even intensify in the event the merger is delayed or not completed;

•	we may experience negative reactions to the merger, including if the merger is not completed, from the financial markets, including negative impacts on the market prices of our common stock; and
•

under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

In addition to the above risks, if the merger agreement is terminated under specified circumstances, we may be required to pay Olin a termination fee of $121 million or reimburse certain of Olin’s expenses in an amount not to exceed $30 million.

Uncertainties associated with the merger may cause a loss of our management personnel and other key employees, which could adversely affect the future business and operations of the combined company following the merger.

 We depend on the experience and industry knowledge of our management personnel and other key employees to execute our business plans. The success of the combined company after the merger will depend in part on its ability to retain or attract key management personnel and other key employees. During the pendency or following the closing of the merger, our current and prospective employees may experience uncertainty or have concerns regarding their roles within the combined company, the timing and closing of the merger or the operations of the combined company, any of which may have an adverse effect on our ability to retain, attract or motivate key management and other key personnel. If we are unable to retain or motivate personnel, including key management personnel, who are critical to the future operations of the combined company, then we or the combined company could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment, training and retention costs. In addition, the loss of our key personnel could diminish the anticipated benefits of the merger. No assurance can be given that the combined company will be able to retain or attract our key management personnel and other key employees to the same extent that we had previously been able to retain or attract our own employees.

Current holders of our common stock will have reduced ownership in the combined company and less influence over management.

 Based on the number of issued and outstanding shares of our common stock as of July 9, 2026, Olin anticipates issuing up to approximately 96,038,864 shares of Olin common stock pursuant to the merger agreement. The actual number of shares of Olin common stock to be issued pursuant to the merger agreement will be determined at the closing of the merger based on the number of shares of our common stock outstanding immediately prior to the merger. The issuance of these new shares could have the effect of depressing the market price of Olin common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, Olin’s earnings per share could cause the price of Olin common stock to decline or increase at a reduced rate.

Immediately after the closing of the merger, it is expected that Olin shareholders as of immediately prior to the merger will own approximately 54.5%, and our stockholders as of immediately prior to the merger will own approximately 45.5%, of the issued and outstanding shares of the combined company’s common stock, in each case calculated based on the fully diluted market capitalizations of us and Olin as of the date of signing of the merger agreement. As a result, current holders of our common stock will have less influence on the management and policies of the combined company than they currently have on our management and policies.

Litigation relating to the merger, if any, could result in an injunction preventing the closing of the merger and/or substantial costs to us.

 Securities and fiduciary lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the merger agreement. Even if such lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Lawsuits that may be brought against us, Olin or our respective directors and officers could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the merger agreement already implemented and to otherwise enjoin the parties from consummating the merger. One of the conditions to the consummation of the merger is the absence of any law or judgment from a governmental authority that enjoins or otherwise prohibits the closing of the merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting the closing of the merger, that injunction may delay or prevent the merger from being completed within the expected timeframe, or at all, which may adversely affect our business, financial condition, cash flows or results of operations. In addition, either we or Olin may terminate the merger agreement if any legal restraint that enjoins or otherwise prohibits closing of the merger has become final and non-appealable; provided that if the imposition of such legal restraint is the proximate result of a breach of the merger agreement, then this termination right is not available to such breaching party. There can be no assurance that any of the defendants would be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our business, financial condition, cash flows or results of operations.

The merger agreement limits our ability to pursue alternatives to the merger, may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay Olin a termination fee or reimburse Olin for certain of its expenses.

 The merger agreement contains provisions that may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of us from considering or submitting to us a competing proposal that might result in greater value to our stockholders than the merger, or may result in a potential competing acquirer of us, proposing to pay a lower price per share to acquire us, than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our board, as the case may be, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction. Furthermore, even if our board withdraws, qualifies or modifies its recommendation with respect to the Huntsman merger proposal, unless the merger agreement has been terminated in accordance with its terms, we will still be required to submit the Huntsman merger proposal to a vote by our stockholders. The merger agreement further provides that under specified circumstances, including after a change of recommendation by our board of directors and a subsequent termination of the merger agreement by Olin in accordance with its terms, we may be required to pay Olin a cash termination fee of $121 million. Moreover, under specified circumstances, we may be required to reimburse Olin for certain of its expenses in an amount not to exceed $30 million.

The need for regulatory approvals may delay the closing date or may diminish the benefits of the merger.

 The parties to the merger agreement are required to obtain the approvals of certain regulatory agencies before completing the merger. Satisfying any requirements of these regulatory agencies may delay the closing date of the merger. The requisite regulatory approvals may not be received on a timely basis, or at all (in which case the merger could not be completed), or may contain conditions or restrictions on closing of the merger that cannot be satisfied. In addition, any conditions or restrictions imposed could have the effect of imposing additional costs on or limiting the revenues of the combined company following the merger, which might have an adverse effect on the combined company following the merger. Further, it is possible that, among other things, restrictions on the combined operations of the two companies, including divestitures, may be sought by governmental agencies as a condition to obtaining the required regulatory approvals. This may diminish the benefits of the merger to the combined company or otherwise have an adverse effect on the combined company following the merger.

 In addition, closing of the merger is conditioned on the approval by the New York Stock Exchange of the listing of the shares of Olin common stock to be issued in the merger, subject to official notice of issuance. Although Olin has agreed to take all actions reasonably necessary to obtain the requisite stock exchange approval, there can be no assurance that such approval will be obtained.

If the merger is completed, the combined company may not perform as we or the market expects and may fail to realize the projected benefits and cost savings of the merger, which could adversely affect the value of the Olin common stock received by our stockholders in connection with the merger.

 The success of the combined company will depend, in part, on the ability of the combined company to realize the anticipated benefits and cost savings from combining our and Olin’s respective businesses, including operational and other synergies that we believe the combined company will be able to achieve. The anticipated benefits and cost savings of the merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Risks that may be associated with the combined company include, among others, the risks related to market fluctuations, failure of integration, unforeseen liabilities, employee and customer retention and increased indebtedness.

There can be no assurance that the merger will qualify as a reorganization for U.S. federal income tax purposes.

 The parties intend that the merger qualify as a reorganization within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986 (the “Code”). Assuming, as the parties intend, that the merger is treated as a reorganization for U.S. federal income tax purposes, a U.S. holder of our common stock generally will not recognize any gain or loss for U.S. federal income tax purposes on the exchange of their Huntsman common stock for Olin common stock in the direct merger or the first subsidiary merger, as applicable, except for any gain or loss that may result from the receipt of cash instead of a fractional share of Olin common stock.

 Notwithstanding the above, no assurance can be given that the Internal Revenue Service will not assert, or that a court would not sustain, that the merger does not qualify as a reorganization within the meaning of Section 368(a) of the Code. If the merger were to fail to qualify as a reorganization within the meaning of Section 368(a) of the Code, a U.S. holder of our common stock generally would recognize gain or loss for U.S. federal income tax purposes upon the exchange of our common stock for Olin common stock in the direct merger or the first subsidiary merger, as applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended June 30, 2026.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
April 1 - April 30	315	$13.24	—	$547,000,000
May 1 - May 31	384	14.38	—	547,000,000
June 1 - June 30	2,872	14.99	—	547,000,000
Total	3,571		—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)	On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended June 30, 2026, we did not repurchase any shares of our common stock under this program.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit number		Exhibit description	Form	Exhibit	Filing date
2.1		Agreement and Plan of Merger, dated as of June 15, 2026, by and among Olin Corporation, Huntsman Corporation, Olympus Merger Sub, Inc. and Hook Merger Sub LLC	8-K	2.1	June 16, 2026
10.1		Voting and Support Agreement, dated as of June 15, 2026, by and among Olin Corporation, Olympus Merger Sub, Inc., Hook Merger Sub LLC, Peter Huntsman and affiliated entities	8-K	99.1	June 16, 2026
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2026	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)