Form 10-Q
period 2026-09-30
Huntsman CORP; HUNTSMAN INTERNATIONAL LLC
filed 2026-11-03
CIK 1307954, 1089748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

On October 21, 2026, 175,334,351 shares of common stock of Huntsman Corporation were outstanding and 2,728 units of membership interest of Huntsman International LLC were outstanding. There is no trading market for Huntsman International LLC’s units of membership interest. All of Huntsman International LLC’s units of membership interest are held by Huntsman Corporation.

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

ENDED September 30, 2026

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents(1)	$359	$429
Accounts and notes receivable (net of allowance for doubtful accounts of $7 and $8, respectively), ($392 and $281 pledged as collateral, respectively)(1)	860	670
Accounts receivable from affiliates	10	7
Inventories(1)	905	818
Prepaid expenses	72	94
Other current assets	34	46
Total current assets	2,240	2,064
Property, plant and equipment, net(1)	2,369	2,486
Investment in unconsolidated affiliates	334	309
Intangible assets, net	275	308
Goodwill	622	630
Deferred income taxes	45	49
Operating lease right-of-use assets	367	365
Other noncurrent assets(1)	852	804
Total assets	$7,104	$7,015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$843	$736
Accounts payable to affiliates	19	22
Accrued liabilities(1)	439	421
Current portion of debt(1)	303	353
Current operating lease liabilities(1)	57	57
Total current liabilities	1,661	1,589
Long-term debt	1,740	1,658
Deferred income taxes	155	156
Noncurrent operating lease liabilities(1)	339	333
Other noncurrent liabilities(1)	301	322
Total liabilities	4,196	4,058
Commitments and contingencies (Notes 15 and 16)
Equity:
Huntsman Corporation stockholders’ equity:
Common stock $0.01 par value, 1,200,000,000 shares authorized, 264,020,880 and 263,229,465 shares issued and 173,413,752 and 172,622,337 shares outstanding, respectively	3	3
Additional paid-in capital	4,295	4,261
Treasury stock, 90,607,128 shares	(2,290)	(2,290)
Unearned stock-based compensation	(36)	(28)
Retained earnings	1,685	1,810
Accumulated other comprehensive loss	(995)	(1,006)
Total Huntsman Corporation stockholders’ equity	2,662	2,750
Noncontrolling interests in subsidiaries	246	207
Total equity	2,908	2,957
Total liabilities and equity	$7,104	$7,015

(1)

At September 30, 2026 and December 31, 2025, respectively, $8 and $3 of cash and cash equivalents, $16 and $24 of accounts and notes receivable (net), $64 and $50 of inventories, $114 and $122 of property, plant and equipment (net), $39 and $35 of other noncurrent assets, $107 and $91 of accounts payable, $20 and $22 of accrued liabilities, nil and $7 of current portion of debt, $6 each of current operating lease liabilities, $54 and $12 of noncurrent operating lease liabilities and $15 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Trade sales, services and fees, net	$1,671	$1,435	$4,685	$4,242
Related party sales	46	25	115	86
Total revenues	1,717	1,460	4,800	4,328
Cost of goods sold	1,480	1,256	4,135	3,741
Gross profit	237	204	665	587
Operating expenses:
Selling, general and administrative	168	163	514	489
Research and development	27	29	84	94
Restructuring, impairment and plant closing costs	4	12	19	137
Gain on sale of Gomet business, net	—	—	(22)	—
Income associated with litigation matter, net	—	—	—	(33)
Gain on acquisition of assets, net	—	—	—	(5)
Other operating (income) expense, net	(1)	(6)	10	(23)
Total operating expenses	198	198	605	659
Operating income (loss)	39	6	60	(72)
Interest expense, net	(23)	(20)	(67)	(60)
Equity in income of investment in unconsolidated affiliates	7	1	17	—
Other income, net	3	6	13	13
Income (loss) from continuing operations before income taxes	26	(7)	23	(119)
Income tax expense	(28)	(3)	(56)	(25)
Loss from continuing operations	(2)	(10)	(33)	(144)
Loss from discontinued operations, net of tax	(3)	(1)	(6)	(1)
Net loss	(5)	(11)	(39)	(145)
Net income attributable to noncontrolling interests	(13)	(14)	(38)	(43)
Net loss attributable to Huntsman Corporation	$(18)	$(25)	$(77)	$(188)

Basic loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.09)	$(0.14)	$(0.41)	$(1.09)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	(0.03)	—
Net loss attributable to Huntsman Corporation common stockholders	$(0.10)	$(0.14)	$(0.44)	$(1.09)
Weighted average shares	173.4	172.6	173.3	172.5

Diluted loss per share:
Loss from continuing operations attributable to Huntsman Corporation common stockholders	$(0.09)	$(0.14)	$(0.41)	$(1.09)
Loss from discontinued operations attributable to Huntsman Corporation common stockholders, net of tax	(0.01)	—	(0.03)	—
Net loss attributable to Huntsman Corporation common stockholders	$(0.10)	$(0.14)	$(0.44)	$(1.09)
Weighted average shares	173.4	172.6	173.3	172.5

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(15)	$(24)	$(71)	$(187)
Loss from discontinued operations, net of tax	(3)	(1)	(6)	(1)
Net loss	$(18)	$(25)	$(77)	$(188)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(5)	$(11)	$(39)	$(145)
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(9)	(4)	1	99
Pension and other postretirement benefits adjustments	6	5	15	2
Other, net	1	—	2	6
Other comprehensive (loss) income, net of tax	(2)	1	18	107
Comprehensive loss	(7)	(10)	(21)	(38)
Comprehensive income attributable to noncontrolling interests	(15)	(15)	(45)	(44)
Comprehensive loss attributable to Huntsman Corporation	$(22)	$(25)	$(66)	$(82)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Share and Per Share Amounts)

	Huntsman Corporation Stockholders' Equity
							Accumulated
	Shares		Additional		Unearned		other	Noncontrolling
	common	Common	paid-in	Treasury	stock-based	Retained	comprehensive	interests in	Total
	stock	stock	capital	stock	compensation	earnings	loss	subsidiaries	equity
Balance, January 1, 2026	172,622,337	$3	$4,261	$(2,290)	$(28)	$1,810	$(1,006)	$207	$2,957
Net (loss) income	—	—	—	—	—	(53)	—	12	(41)
Other comprehensive (loss) income	—	—	—	—	—	—	(11)	2	(9)
Issuance of nonvested stock awards	—	—	30	—	(30)	—	—	—	—
Vesting of stock awards	672,924	—	2	—	—	—	—	—	2
Recognition of stock-based compensation	—	—	—	—	8	—	—	—	8
Repurchase and cancellation of stock awards	(186,653)	—	—	—	—	(3)	—	—	(3)
Stock options exercised	241,496	—	2	—	—	—	—	—	2
Dividends declared on common stock ($0.0875 per share)	—	—	—	—	—	(14)	—	—	(14)
Balance, March 31, 2026	173,350,104	$3	$4,295	$(2,290)	$(50)	$1,740	$(1,017)	$221	$2,902
Net (loss) income	—	—	—	—	—	(6)	—	13	7
Other comprehensive income	—	—	—	—	—	—	26	3	29
Vesting of stock awards	65,575	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	7	—	—	—	7
Repurchase and cancellation of stock awards	(3,823)	—	—	—	—	—	—	—	—
Dividends declared on common stock ($0.0875 per share)	—	—	—	—	—	(16)	—	—	(16)
Balance, June 30, 2026	173,411,856	$3	$4,295	$(2,290)	$(43)	$1,718	$(991)	$237	$2,929
Net (loss) income	—	—	—	—	—	(18)	—	13	(5)
Other comprehensive (loss) income	—	—	—	—	—	—	(4)	2	(2)
Vesting of stock awards	2,507	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	—	—	7	—	—	—	7
Repurchase and cancellation of stock awards	(611)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Dividends declared on common stock ($0.0875 per share)	—	—	—	—	—	(15)	—	—	(15)
Balance, September 30, 2026	173,413,752	$3	$4,295	$(2,290)	$(36)	$1,685	$(995)	$246	$2,908

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

HUNTSMAN CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months ended
	September 30,
	2026	2025
Operating activities:
Net loss	$(39)	$(145)
Less: Loss from discontinued operations, net of tax	6	1
Loss from continuing operations	(33)	(144)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(17)	—
Cash received from return on investment in unconsolidated affiliates	5	17
Depreciation and amortization	227	214
Noncash lease expense	60	57
Gain on sale of Gomet business, net	(22)	—
Gain on acquisition of assets, net	—	(5)
Noncash restructuring and impairment charges	4	93
Deferred income taxes	(2)	(13)
Noncash stock-based compensation	23	23
Other, net	3	6
Changes in operating assets and liabilities:
Accounts and notes receivable	(214)	(26)
Inventories	(104)	114
Prepaid expenses	15	61
Other current assets	12	(12)
Other noncurrent assets	(63)	(27)
Accounts payable	129	(89)
Accrued liabilities	29	16
Other noncurrent liabilities	(50)	(64)
Net cash provided by operating activities from continuing operations	2	221
Net cash used in operating activities from discontinued operations	(5)	(8)
Net cash (used in) provided by operating activities	(3)	213

Investing activities:
Capital expenditures	(101)	(116)
Cash received from sale of business, net	48	—
Cash received from return of investment in unconsolidated subsidiary	—	41
Other, net	5	1
Net cash used in investing activities	(48)	(74)

Financing activities:
Net borrowings on revolving loan facilities	47	457
Repayments of long-term debt	(9)	(324)
Dividends paid to common stockholders	(47)	(131)
Distributions paid to noncontrolling interests	(6)	(13)
Repurchase and cancellation of awards	(3)	(3)
Other, net	(4)	—
Net cash used in financing activities	(22)	(14)
Effect of exchange rate changes on cash	3	3
(Decrease) increase in cash and cash equivalents	(70)	128
Cash and cash equivalents at beginning of period	429	340
Cash and cash equivalents at end of period	$359	$468

Supplemental cash flow information:
Cash paid for interest	$51	$49
Cash paid for income taxes	38	79

As of September 30, 2026 and 2025, the amount of capital expenditures in accounts payable was $19 million and $26 million, respectively.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Unit Amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents(1)	$359	$429
Accounts and notes receivable (net of allowance for doubtful accounts of $7 and $8, respectively), ($392 and $281 pledged as collateral, respectively)(1)	860	670
Accounts receivable from affiliates	10	7
Inventories(1)	905	818
Prepaid expenses	72	94
Other current assets	34	46
Total current assets	2,240	2,064
Property, plant and equipment, net(1)	2,369	2,486
Investment in unconsolidated affiliates	334	309
Intangible assets, net	275	308
Goodwill	622	630
Deferred income taxes	45	49
Operating lease right-of-use assets	367	365
Other noncurrent assets(1)	852	804
Total assets	$7,104	$7,015

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable(1)	$843	$736
Accounts payable to affiliates	19	22
Accrued liabilities(1)	436	418
Current portion of debt(1)	303	353
Current operating lease liabilities(1)	57	57
Total current liabilities	1,658	1,586
Long-term debt	1,740	1,658
Deferred income taxes	162	160
Noncurrent operating lease liabilities(1)	339	332
Other noncurrent liabilities(1)	295	315
Total liabilities	4,194	4,051
Commitments and contingencies (Notes 15 and 16)
Equity:
Huntsman International LLC members’ equity:
Members’ equity, 2,728 units issued and outstanding	3,865	3,843
Accumulated deficit	(221)	(96)
Accumulated other comprehensive loss	(980)	(990)
Total Huntsman International LLC members’ equity	2,664	2,757
Noncontrolling interests in subsidiaries	246	207
Total equity	2,910	2,964
Total liabilities and equity	$7,104	$7,015

(1)	At September 30, 2026 and December 31, 2025, respectively, $8 and $3 of cash and cash equivalents, $16 and $24 of accounts and notes receivable (net), $64 and $50 of inventories, $114 and $122 of property, plant and equipment (net), $39 and $35 of other noncurrent assets, $107 and $91 of accounts payable, $20 and $22 of accrued liabilities, nil and $7 of current portion of debt, $6 each of current operating lease liabilities, $54 and $12 of noncurrent operating lease liabilities and $15 each of other noncurrent liabilities from consolidated variable interest entities are included in the respective balance sheet captions above. See “Note 5. Variable Interest Entities.” These assets can only be used to settle obligations of the variable interest entities, and creditors of these liabilities do not have recourse to our general credit.

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Trade sales, services and fees, net	$1,671	$1,435	$4,685	$4,242
Related party sales	46	25	115	86
Total revenues	1,717	1,460	4,800	4,328
Cost of goods sold	1,480	1,256	4,135	3,741
Gross profit	237	204	665	587
Operating expenses:
Selling, general and administrative	167	162	511	486
Research and development	27	29	84	94
Restructuring, impairment and plant closing costs	4	12	19	137
Gain on sale of Gomet business, net	—	—	(22)	—
Income associated with litigation matter, net	—	—	—	(33)
Gain on acquisition of assets, net	—	—	—	(5)
Other operating (income) expense, net	(1)	(6)	10	(23)
Total operating expenses	197	197	602	656
Operating income (loss)	40	7	63	(69)
Interest expense, net	(23)	(20)	(67)	(60)
Equity in income of investment in unconsolidated affiliates	7	1	17	—
Other income, net	3	6	13	13
Income (loss) from continuing operations before income taxes	27	(6)	26	(116)
Income tax expense	(31)	(4)	(59)	(26)
Loss from continuing operations	(4)	(10)	(33)	(142)
Loss from discontinued operations, net of tax	(3)	(1)	(6)	(1)
Net loss	(7)	(11)	(39)	(143)
Net income attributable to noncontrolling interests	(13)	(14)	(38)	(43)
Net loss attributable to Huntsman International LLC	$(20)	$(25)	$(77)	$(186)

Amounts attributable to Huntsman International LLC:
Loss from continuing operations	$(17)	$(24)	$(71)	$(185)
Loss from discontinued operations, net of tax	(3)	(1)	(6)	(1)
Net loss	$(20)	$(25)	$(77)	$(186)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(7)	$(11)	$(39)	$(143)
Other comprehensive (loss) income, net of tax:
Foreign currency translations adjustments	(9)	(4)	—	99
Pension and other postretirement benefits adjustments	6	5	15	2
Other, net	1	—	2	6
Other comprehensive (loss) income, net of tax	(2)	1	17	107
Comprehensive loss	(9)	(10)	(22)	(36)
Comprehensive income attributable to noncontrolling interests	(15)	(15)	(45)	(44)
Comprehensive loss attributable to Huntsman International LLC	$(24)	$(25)	$(67)	$(80)

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In Millions, Except Unit Amounts)

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Accumulated deficit	loss	subsidiaries	equity
Balance, January 1, 2026	2,728	$3,843	$(96)	$(990)	$207	$2,964
Net (loss) income	—	—	(51)	—	12	(39)
Other comprehensive (loss) income	—	—	—	(12)	2	(10)
Dividends paid to parent	—	—	(13)	—	—	(13)
Contribution from parent	—	8	—	—	—	8
Distribution to parent	—	—	(4)	—	—	(4)
Balance, March 31, 2026	2,728	$3,851	$(164)	$(1,002)	$221	$2,906
Net (loss) income	—	—	(6)	—	13	7
Other comprehensive income	—	—	—	26	3	29
Dividends paid to parent	—	—	(15)	—	—	(15)
Contribution from parent	—	7	—	—	—	7
Distribution to parent	—	—	(1)	—	—	(1)
Balance, June 30, 2026	2,728	$3,858	$(186)	$(976)	$237	$2,933
Net (loss) income	—	—	(20)	—	13	(7)
Other comprehensive (loss) income	—	—	—	(4)	2	(2)
Dividends paid to parent	—	—	(15)	—	—	(15)
Contribution from parent	—	7	—	—	—	7
Distributions to noncontrolling interests	—	—	—	—	(6)	(6)
Balance, September 30, 2026	2,728	$3,865	$(221)	$(980)	$246	$2,910

	Huntsman International LLC Members
	Members'			Accumulated other	Noncontrolling
	equity			comprehensive	interests in	Total
	Units	Amount	Retained earnings	loss	subsidiaries	equity
Balance, January 1, 2025	2,728	$3,814	$337	$(1,185)	$204	$3,170
Net (loss) income	—	—	(5)	—	16	11
Other comprehensive income	—	—	—	33	—	33
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	7	—	—	—	7
Distribution to parent	—	—	(5)	—	—	(5)
Balance, March 31, 2025	2,728	$3,821	$284	$(1,152)	$220	$3,173
Net (loss) income	—	—	(156)	—	13	(143)
Other comprehensive income	—	—	—	73	—	73
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	8	—	—	—	8
Balance, June 30, 2025	2,728	$3,829	$85	$(1,079)	$233	$3,068
Net (loss) income	—	—	(25)	—	14	(11)
Other comprehensive income	—	—	—	—	1	1
Dividends paid to parent	—	—	(43)	—	—	(43)
Contribution from parent	—	6	—	—	—	6
Distributions to noncontrolling interests	—	—	—	—	(13)	(13)
Balance, September 30, 2025	2,728	$3,835	$17	$(1,079)	$235	$3,008

See accompanying notes to condensed consolidated financial statements.

HUNTSMAN INTERNATIONAL LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Nine months ended
	September 30,
	2026	2025
Operating activities:
Net loss	$(39)	$(143)
Less: Loss from discontinued operations, net of tax	6	1
Loss from continuing operations	(33)	(142)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Equity in income of investment in unconsolidated affiliates	(17)	—
Cash received from return on investment in unconsolidated subsidiary	5	17
Depreciation and amortization	227	214
Noncash lease expense	60	57
Gain on sale of Gomet business, net	(22)	—
Gain on acquisition of assets, net	—	(5)
Noncash restructuring and impairment charges	4	93
Deferred income taxes	1	(12)
Noncash compensation	22	21
Other, net	2	6
Changes in operating assets and liabilities:
Accounts and notes receivable	(214)	(26)
Inventories	(104)	114
Prepaid expenses	15	61
Other current assets	12	(12)
Other noncurrent assets	(63)	(27)
Accounts payable	129	(89)
Accrued liabilities	29	16
Other noncurrent liabilities	(50)	(64)
Net cash provided by operating activities from continuing operations	3	222
Net cash used in operating activities from discontinued operations	(5)	(8)
Net cash provided by operating activities	(2)	214

Investing activities:
Capital expenditures	(101)	(116)
Cash received from sale of business, net	48	—
Cash received from return of investment in unconsolidated subsidiary	—	41
Increase in receivable from affiliate	(5)	(5)
Other, net	4	1
Net cash used in investing activities	(54)	(79)

Financing activities:
Net borrowings on revolving loan facilities	47	457
Repayments of long-term debt	(9)	(324)
Dividends paid to parent	(43)	(129)
Distributions paid to noncontrolling interests	(6)	(13)
Other, net	(6)	(1)
Net cash used in financing activities	(17)	(10)
Effect of exchange rate changes on cash	3	3
(Decrease) increase in cash and cash equivalents	(70)	128
Cash and cash equivalents at beginning of period	429	340
Cash and cash equivalents at end of period	$359	$468

Supplemental cash flow information:
Cash paid for interest	$51	$49
Cash paid for income taxes	38	79

As of September 30, 2026 and 2025, the amount of capital expenditures in accounts payable was $19 million and $26 million, respectively.

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

Recent Developments

Proposed Merger with Olin Corporation

On June 16, 2026, Huntsman and Olin announced the proposed combination of Huntsman and Olin in an all-stock merger of equals pursuant to an agreement and plan of merger entered into on June 15, 2026. Olin filed a registration statement on Form S-4/A, which the Securities and Exchange Commission declared effective on July 13, 2026. On August 25, 2026, both Huntsman and Olin announced that their respective stockholders approved the proposals necessary to complete the merger. Approximately 99% of the votes cast by Huntsman stockholders, representing 75% of all outstanding shares, were voted in favor of the consummation of the merger. The merger agreement provides for, among other things, the merger of Huntsman and Olin, subject to the satisfaction or waiver of the conditions specified therein and contains certain restrictions on the conduct of our business prior to completing the merger. If the merger is completed, for each issued and outstanding share of common stock of Huntsman owned by Huntsman stockholders immediately prior to the effective time of the merger, Huntsman stockholders will be entitled to receive 0.5476 shares of Olin common stock, as further described in the joint proxy statement/prospectus. Under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger, including restrictions on share repurchases and direct and subsidiary debt.

The merger is expected to close in the first quarter of 2027, subject to customary closing conditions, including the receipt of all required regulatory approvals. Following the closing of the merger, it is expected that our stockholders will own approximately 45.5% of the combined company and Olin shareholders will own approximately 54.5% of the combined company. We have operated and, until the anticipated completion of the merger, will continue to operate independently of Olin. For certain risks related to the merger, see “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

4. INVENTORIES

We state our inventories at the lower of cost or market, with cost determined using primarily average cost and last-in first-out (“LIFO”) methods for different components of inventory. Inventories consisted of the following (dollars in millions):

	September 30,	December 31,
	2026	2025
Raw materials and supplies	$194	$163
Work in progress	36	39
Finished goods	725	658
Total	955	860
LIFO reserves	(50)	(42)
Net inventories	$905	$818

As of  September 30, 2026 and December 31, 2025, approximately 8% and 9% of our inventories were recorded using the LIFO cost method, respectively.

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

During the nine months ended September 30, 2026, there were no changes in our variable interest entities.

Creditors of our variable interest entities have no recourse to our general credit. As the primary beneficiary of these variable interest entities at  September 30, 2026, the joint ventures’ assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The following table summarizes the carrying amounts of our variable interest entities’ assets and liabilities included in our condensed consolidated balance sheet as of  September 30, 2026 and our consolidated balance sheet as of  December 31, 2025 (dollars in millions):

	September 30,	December 31,
	2026	2025
Current assets	$93	$81
Property, plant and equipment, net	114	122
Operating lease right-of-use assets	58	19
Other noncurrent assets	148	139
Deferred income taxes	8	8
Total assets	$421	$369
Current liabilities	$133	$126
Noncurrent operating lease liabilities	54	12
Other noncurrent liabilities	15	15
Deferred income taxes	2	2
Total liabilities	$204	$155

Certain operating activities for our variable interest entities for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Income from continuing operations before income taxes	$4	$11	$16	$41
Net cash provided by operating activities	18	20	34	49

6. SUPPLIER FINANCE PROGRAM

During the first quarter of 2025, we initiated a supplier finance program that has been made available to certain of our vendors. The program allows our vendors to voluntarily sell their receivables due from us to a participating financial institution on terms that are negotiated between the vendor and the financial institution. The vendor receives payment from the financial institution, and we pay the financial institution on the terms originally negotiated with the vendor, which generally range from 90 to 120 days. We do not pledge assets as security or provide other forms of guarantees associated with this supplier finance program. As of  September 30, 2026 and 2025, outstanding obligations confirmed as valid under our supplier finance program were approximately $57 million and $41 million, respectively, which were included in accounts payable in our condensed consolidated balance sheets.

7. RESTRUCTURING, IMPAIRMENT AND PLANT CLOSING COSTS

As of  September 30, 2026 and December 31, 2025, accrued restructuring and plant closing costs by type of cost consisted of the following (dollars in millions):

			Other
	Workforce	Contract	restructuring
	reductions	terminations	costs	Total
Accrued liabilities as of January 1, 2026	$41	$4	$—	$45
Charges, net	12	—	3	15
Payments	(38)	—	(3)	(41)
Accrued liabilities as of September 30, 2026	$15	$4	$—	$19

As of  September 30, 2026 and December 31, 2025, accrued restructuring and plant closing costs of our three operating segments consisted of the following (dollars in millions):

		Performance	Advanced
	Polyurethanes	Products	Materials	Total
Accrued liabilities as of January 1, 2026	$37	$5	$3	$45
Charges, net	8	2	5	15
Payments	(34)	(3)	(4)	(41)
Accrued liabilities as of September 30, 2026	$11	$4	$4	$19

Current portion of restructuring reserves	$11	$4	$4	$19
Long-term portion of restructuring reserves	—	—	—	—

Details with respect to cash and noncash restructuring, impairment and plant closing costs for the three and nine months ended September 30, 2026 and 2025 are provided below (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Cash charges, net	$4	$1	$15	$44
Noncash charges:
Accelerated depreciation	2	7	5	13
Impairment of assets	—	4	—	81
Other noncash credits, net	(2)	—	(1)	(1)
Total restructuring, impairment and plant closing costs	$4	$12	$19	$137

Restructuring Activities

Beginning in the first quarter of 2024, our Advanced Materials segment implemented a restructuring program to optimize the segment’s manufacturing processes and cost structure in the U.S. to better align with future market opportunities. During the first quarter of 2026, this program was expanded to further realign and reduce the segment’s U.S. manufacturing and other global organizational structure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately $9 million and $1 million during the nine months ended September 30, 2026 and 2025, respectively, primarily related to workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $6 million through 2027, primarily related to accelerated depreciation and workforce reductions.

Beginning in the second quarter of 2025, our Performance Products segment implemented a restructuring program to close its European maleic anhydride manufacturing facility in Moers, Germany and to reduce other organizational structure costs. During the third quarter of 2025, this program was further expanded for additional site closure costs. In connection with this restructuring program, we recorded net restructuring expense of approximately $2 million during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we recorded net restructuring expense of approximately $92 million, primarily related to workforce reductions, contract terminations and approximately $81 million for the impairment of assets, including approximately $14 million of goodwill, related to the closure of the facility. We expect to record further restructuring expenses of approximately $1 million through 2026, primarily related to the site closure.

Beginning in the fourth quarter of 2024, our Polyurethanes segment implemented a restructuring program to reduce organizational structure costs. During the second quarter of 2025, this program was further expanded to optimize its European business organization. In connection with this restructuring program, we recorded net restructuring expense of approximately $7 million and $45 million during the nine months ended September 30, 2026 and 2025, respectively, primarily related to site closures, workforce reductions and accelerated depreciation. We expect to record further restructuring expenses of approximately $1 million through 2027, primarily related to site closures.

Beginning in the fourth quarter of 2022, we implemented a restructuring program to further realign our cost structure with additional restructuring in Europe. This program was associated with all of our segments and included exiting and consolidating certain facilities, workforce relocation to lower cost locations and further personnel rationalization. In connection with this restructuring program, we did not record any significant restructuring expense during the nine months ended September 30, 2026, and we recorded a credit of approximately $2 million during the nine months ended  September 30, 2025 to adjust the then restructuring reserve that was no longer required.

8. DEBT

Our outstanding debt, net of debt issuance costs, of consolidated entities consisted of the following (dollars in millions):

	September 30,	December 31,
	2026	2025
Senior credit facilities:
Revolving credit facility	$300	$343
Senior notes	1,490	1,488
Amounts outstanding under A/R programs	235	152
Variable interest entities	—	7
Other	18	21
Total debt	$2,043	$2,011
Current portion of debt	$303	$353
Long-term portion of debt	1,740	1,658
Total debt	$2,043	$2,011

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

The following table presents certain amounts under our 2026 Revolving Credit Facility as of  September 30, 2026 (monetary amounts in millions):

Facility	Committed amount	Amount outstanding		Maturity
2026 Revolving Credit Facility	$800	$300	(1)	February 2031

(1)	Total amount outstanding (U.S. dollar equivalent) may include both U.S. dollar and euro borrowings. Interest rates on borrowings under the 2026 Revolving Credit Facility vary based on the type of loan and Huntsman International’s debt ratings. The representative interest rates for U.S. dollar borrowings and euro borrowings as of September 30, 2026 were 1.75% above both Term SOFR and adjusted EURIBOR.

As of September 30, 2026, we had approximately $1 million of unamortized debt issuance costs related to our 2026 Revolving Credit Facility.

As of September 30, 2026, we had an additional $3 million (U.S. dollar equivalent) of letters of credit and bank guarantees issued and outstanding under our 2026 Revolving Credit Facility.

Senior Notes

As of  September 30, 2026, our senior notes consisted of the following (monetary amounts in millions):

		Unamortized premiums,
		discounts and
Notes	Amount outstanding	debt issuance costs	Interest rate	Maturity
2029 Senior notes	$750 ($746 carrying value)	$4	4.50%	May 2029
2031 Senior notes	$400 ($398 carrying value)	2	2.95%	June 2031
2034 Senior notes	$350 ($346 carrying value)	4	5.70%	October 2034

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

On September 28, 2026, we amended our EU A/R Program, which, among other things, extended the scheduled maturity date from July 1, 2027 to September 28, 2028 and included a consent to the merger. Aside from these changes, the amended EU A/R Program contains terms substantially similar to those in the prior agreements.

Information regarding our A/R Programs as of September 30, 2026 was as follows (monetary amounts in millions):

	Maximum funding	Amount
Facility	availability(1)	outstanding		Interest rate(2)	Maturity
U.S. A/R Program	$180	$138	(3)	Applicable rate plus 0.85%	December 2028
EU A/R Program	€100	€85		Applicable rate plus 1.60%	September 2028
	(or approximately $114)	(or approximately $97)

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

(3)	As of September 30, 2026, we had an additional $5 million (U.S. dollar equivalent) of letters of credit issued and outstanding under our U.S. A/R Program.

As of September 30, 2026 and December 31, 2025, $392 million and $281 million, respectively, of accounts receivable were pledged as collateral under our A/R Programs.

Variable Interest Entity Debt

 As of  September 30, 2026, AAC, our consolidated 50%-owned joint venture, completed payments of its loan commitments and debt financing arrangements.

Debt Issuance Costs

We record debt issuance costs related to a debt liability on the balance sheets as a reduction to the face amount of that debt liability. As of September 30, 2026 and December 31, 2025, the amount of debt issuance costs directly reducing the debt liability was $6 million and $7 million, respectively. We amortize debt issuance costs using either a straight line or effective interest method, depending on the debt agreement, and record them as interest expense.

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

As of  September 30, 2026, we believe that we were in compliance with the covenants governing our material debt instruments, including our 2026 Revolving Credit Facility, our A/R Programs and our senior notes.

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

Our revenues and expenses are denominated in various foreign currencies, and our cash flows and earnings are thus subject to fluctuations due to exchange rate variations. From time to time, we may enter into foreign currency derivative instruments to minimize the short-term impact of movements in foreign currency rates. Where practicable, we generally net multicurrency cash balances among our subsidiaries to help reduce exposure to foreign currency exchange rates. Certain other exposures may be managed from time to time through financial market transactions, principally through the purchase of spot or forward foreign exchange contracts (generally with maturities of three months or less). We do not hedge our foreign currency exposures in a manner that would eliminate the effect of changes in exchange rates on our cash flows and earnings. As of September 30, 2026 and 2025, we had approximately $104 million and $127 million notional amount (in U.S. dollar equivalents), respectively, outstanding in forward foreign currency contracts.

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

We review our non-U.S. dollar denominated debt and derivative instruments to determine the appropriate amounts designated as hedges. As of September 30, 2026, we have designated approximately €157 million (approximately $178 million) of euro-denominated derivative instruments as a hedge of our net investment. For the nine months ended September 30, 2026 and 2025, the amounts recognized on the hedge of our net investment was a gain of approximately $6 million and a loss of approximately $41 million, respectively, and were recorded in other comprehensive (loss) income in our condensed consolidated statements of comprehensive (loss) income.

During the third quarter of 2024, we entered into three-year, cross-currency interest rate contracts to swap an aggregate notional amount $350 million for an approximate aggregate notional €315 million. These cross-currency swaps are designated as net investment hedges and designed to hedge the foreign currency exposure of our net investment in certain European operations. Changes in fair value are recorded in accumulated other comprehensive loss to offset the foreign currency translation adjustments related to these investments. As of September 30, 2026, the fair value of these swaps was a liability position of approximately $9 million recorded in other noncurrent liabilities.

10. FAIR VALUE

The fair values of our financial instruments were as follows (dollars in millions):

	September 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Non-qualified employee benefit plan investments	$26	$26	$10	$10
Cross-currency interest rate contracts	(9)	(9)	(22)	(22)
Long-term debt (including current portion)	(2,043)	(1,894)	(2,011)	(1,897)

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of non-qualified employee benefit plan investments are obtained through market observable pricing using prevailing market prices (Level 1). The fair values of our cross-currency interest rate contracts are based on observable inputs other than quoted prices (Level 2). The fair values of our senior notes are based on quoted market prices for the identical liability when traded in an active market (Level 1), and the fair values of all our other outstanding debt are based on observable inputs other than quoted prices (Level 2). The fair value estimates presented herein are based on pertinent information available to management as of  September 30, 2026 and December 31, 2025. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2026, and current estimates of fair value may differ significantly from the amounts presented herein.

During the nine months ended September 30, 2026, we held no instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and there were no gains or losses (realized and unrealized) included in our earnings for instruments categorized as Level 3 within the fair value hierarchy.

11. REVENUE RECOGNITION

The following tables disaggregate our revenue by major source for the three months ended September 30, 2026 and 2025 (dollars in millions):

		Performance	Advanced	Corporate and
2026	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$467	$136	$84	$(2)	$685
Europe	277	43	111	(5)	426
Asia Pacific	333	55	92	(1)	479
Rest of world	75	26	27	(1)	127
	$1,152	$260	$314	$(9)	$1,717

Major product groupings
Diversified	$1,152	$260			$1,412
Specialty			$303		303
Other			11		11
Eliminations				$(9)	(9)
	$1,152	$260	$314	$(9)	$1,717

		Performance	Advanced	Corporate and
2025	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$375	$124	$72	$(3)	$568
Europe	237	40	99	(3)	373
Asia Pacific	281	63	73	—	417
Rest of world	63	19	21	(1)	102
	$956	$246	$265	$(7)	$1,460

Major product groupings
Diversified	$956	$246			$1,202
Specialty			$254		254
Other			11		11
Eliminations				$(7)	(7)
	$956	$246	$265	$(7)	$1,460

(1)	Geographic information for revenues is based upon countries into which product is sold.

The following tables disaggregate our revenue by major source for the nine months ended September 30, 2026 and 2025 (dollars in millions):

		Performance	Advanced	Corporate and
2026	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$1,272	$386	$240	$(14)	$1,884
Europe	774	144	347	(11)	1,254
Asia Pacific	900	174	245	(3)	1,316
Rest of world	208	67	74	(3)	346
	$3,154	$771	$906	$(31)	$4,800

Major product groupings
Diversified	$3,154	$771			3,925
Specialty			$868		868
Other			38		38
Eliminations				$(31)	(31)
	$3,154	$771	$906	$(31)	$4,800

		Performance	Advanced	Corporate and
2025	Polyurethanes	Products	Materials	eliminations	Total
Primary geographic markets(1)
U.S. and Canada	$1,100	$369	$213	$(9)	$1,673
Europe	694	135	293	(11)	1,111
Asia Pacific	813	205	212	(2)	1,228
Rest of world	193	64	60	(1)	316
	$2,800	$773	$778	$(23)	$4,328

Major product groupings
Diversified	$2,800	$773			$3,573
Specialty			$744		744
Other			34		34
Eliminations				$(23)	(23)
	$2,800	$773	$778	$(23)	$4,328

(1)	Geographic information for revenues is based upon countries into which product is sold.

12. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit (credit) cost for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in millions):

			Other postretirement
	Defined benefit plans		benefit plans
	Three months ended		Three months ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$5	$6	$—	$—
Interest cost	23	22	1	1
Expected return on assets	(34)	(33)	—	—
Amortization of prior service benefit	(2)	(1)	—	(1)
Amortization of actuarial loss	7	8	—	—
Curtailment gain	(1)	—	—	—
Net periodic benefit (credit) cost	$(2)	$2	$1	$—

			Other postretirement
	Defined benefit plans		benefit plans
	Nine months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$17	$19	$—	$—
Interest cost	69	67	2	2
Expected return on assets	(100)	(97)	—	—
Amortization of prior service benefit	(4)	(4)	(2)	(2)
Amortization of actuarial loss	21	22	—	—
Curtailment gain	(1)	—	—	—
Settlement gain	—	(1)	—	—
Net periodic benefit cost	$2	$6	$—	$—

During the nine months ended September 30, 2026 and 2025, we made contributions to our pension and other postretirement benefit plans of $35 million and $25 million, respectively. During the remainder of 2026, we expect to make additional contributions of approximately $7 million to these plans.

13. HUNTSMAN CORPORATION STOCKHOLDERS’ EQUITY

Share Repurchase Program

On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the nine months ended September 30, 2026, we did not repurchase any shares of our common stock under this program. As of  September 30, 2026, we have approximately $547 million remaining under the authorization of our existing share repurchase program.

Dividends on Common Stock

During the three months ended September 30, 2026 and 2025, we declared dividends of $15 million and $44 million, respectively, or $0.0875 per share and $0.25 per share, respectively, to common stockholders. During the three months ended June 30, 2026 and 2025, we declared dividends of $16 million and $44 million, respectively, or $0.0875 per share and $0.25 per share, respectively, to common stockholders. During the three months ended March 31, 2026 and 2025, we declared dividends of $14 million and $44 million, respectively, or $0.0875 per share and $0.25 per share, respectively, to common stockholders.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and changes in accumulated other comprehensive loss by component were as follows (dollars in millions):

Huntsman Corporation

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2026	$(543)	$(490)	$4	$(1,029)	$23	$(1,006)
Other comprehensive (loss) income before reclassifications, gross	(6)	—	2	(4)	(7)	(11)
Tax impact	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	7	15	—	22	—	22
Tax impact	—	—	—	—	—	—
Net current-period other comprehensive income	1	15	2	18	(7)	11
Ending balance, September 30, 2026	$(542)	$(475)	$6	$(1,011)	$16	$(995)

(1)	Amounts are net of tax of $52 million as of both September 30, 2026 and January 1, 2026.

(2)	Amounts are net of tax of $50 million as of both September 30, 2026 and January 1, 2026.

(3)

The foreign currency translation adjustment reclassification amount related to the sale of our Gomet business and was recorded in gain on sale of Gomet business, net in our condensed consolidated statements of operations. See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	Corporation
Beginning balance, January 1, 2025	$(675)	$(552)	$—	$(1,227)	$27	$(1,200)
Other comprehensive income (loss) before reclassifications, gross	91	(12)	6	85	(1)	84
Tax impact	8	—	—	8	—	8
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	15	—	15	—	15
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income	99	2	6	107	(1)	106
Ending balance, September 30, 2025	$(576)	$(550)	$6	$(1,120)	$26	$(1,094)

(1)	Amounts are net of tax of $52 million and $60 million as of September 30, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $60 million and $61 million as of September 30, 2025 and January 1, 2025, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended September 30,
	2026	2025
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(3)	Other income, net
Actuarial loss	7	7	(3)	Other income, net
	5	5
	1	—		Income tax
Total reclassifications for the period	$6	$5

	Nine months ended September 30,
	2026	2025
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(6)	$(6)	(3)	Other income, net
Actuarial loss	21	22	(3)	Other income, net
Settlement gain	—	(1)	(3)	Other income, net
	15	15
	—	(1)		Income tax
Total reclassifications for the period	$15	$14

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

Huntsman International

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2026	$(547)	$(466)	$—	$(1,013)	$23	$(990)
Other comprehensive (loss) income before reclassifications, gross	(7)	—	2	(5)	(7)	(12)
Tax impact	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss, gross(3)	7	15	—	22	—	22
Tax impact	—	—	—	—	—	—
Net current-period other comprehensive income	—	15	2	17	(7)	10
Ending balance, September 30, 2026	$(547)	$(451)	$2	$(996)	$16	$(980)

(1)	Amounts are net of tax of $39 million as of both September 30, 2026 and January 1, 2026.

(2)	Amounts are net of tax of $74 million as of both September 30, 2026 and January 1, 2026.

(3)

The foreign currency translation adjustment reclassification amount related to the sale of our Gomet business and was recorded in gain on sale of Gomet business, net in our condensed consolidated statements of operations. See tables below for details about pension and other postretirement benefits reclassifications.

		Pension
	Foreign	and other			Amounts	Amounts
	currency	postretirement			attributable to	attributable to
	translation	benefits			noncontrolling	Huntsman
	adjustments(1)	adjustments(2)	Other, net	Total	interests	International
Beginning balance, January 1, 2025	$(680)	$(528)	$(4)	$(1,212)	$27	$(1,185)
Other comprehensive income (loss) before reclassifications, gross	91	(12)	6	85	(1)	84
Tax impact	8	—	—	8	—	8
Amounts reclassified from accumulated other comprehensive loss, gross(3)	—	15	—	15	—	15
Tax impact	—	(1)	—	(1)	—	(1)
Net current-period other comprehensive income	99	2	6	107	(1)	106
Ending balance, September 30, 2025	$(581)	$(526)	$2	$(1,105)	$26	$(1,079)

(1)	Amounts are net of tax of $39 million and $47 million as of September 30, 2025 and January 1, 2025, respectively.

(2)	Amounts are net of tax of $84 million and $85 million as of September 30, 2025 and January 1, 2025, respectively.

(3)	See tables below for details about pension and other postretirement benefits reclassifications.

	Three months ended September 30,
	2026	2025
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(2)	$(2)	(3)	Other income, net
Actuarial loss	7	7	(3)	Other income, net
	5	5
	1	—		Income tax
Total reclassifications for the period	$6	$5

	Nine months ended September 30,
	2026	2025
	Amounts reclassified	Amounts reclassified		Affected line item in
	from accumulated	from accumulated		the statement
Details about accumulated other	other	other		where net income
comprehensive loss components(1)(2):	comprehensive loss	comprehensive loss		is presented
Amortization of pension and other postretirement benefits:
Prior service credit	$(6)	$(6)	(3)	Other income, net
Actuarial loss	21	22	(3)	Other income, net
Settlement gain	—	(1)	(3)	Other income, net
	15	15
	—	(1)		Income tax
Total reclassifications for the period	$15	$14

(1)	Details of amounts reclassified from accumulated other comprehensive loss relate only to pension and other postretirement benefits.

(2)	Pension and other postretirement benefits amounts in parentheses indicate credits on our condensed consolidated statements of operations.

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic pension costs. See “Note 12. Employee Benefit Plans.”

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

16. ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

EHS Capital Expenditures

We may incur future costs for capital improvements and general compliance under environmental, health and safety (“EHS”) laws, including costs to acquire, maintain and repair pollution control equipment. For the nine months ended September 30, 2026 and 2025, our capital expenditures for EHS matters totaled $23 million and $26 million, respectively. Because capital expenditures for these matters are subject to evolving regulatory requirements and depend, in part, on the timing, promulgation and enforcement of specific requirements, our capital expenditures for EHS matters have varied significantly from year to year and we cannot provide assurance that our recent expenditures are indicative of future amounts we may spend related to EHS and other applicable laws.

Environmental Reserves

We have accrued liabilities relating to anticipated environmental cleanup obligations, site reclamation and closure costs and known penalties. Liabilities are recorded when potential liabilities are either known or considered probable and can be reasonably estimated. Our liability estimates are calculated using present value techniques as appropriate and are based upon requirements placed upon us by regulators, available facts, existing technology and past experience. The environmental liabilities do not include amounts recorded as asset retirement obligations. We had accrued $15 million and $16 million for environmental liabilities as of  September 30, 2026 and December 31, 2025, respectively. Of these amounts, $8 million and $11 million were classified as accrued liabilities as of  September 30, 2026 and December 31, 2025, respectively, and $7 million and $5 million were classified as other noncurrent liabilities as of  September 30, 2026 and December 31, 2025, respectively. In certain cases, our remediation liabilities may be payable over periods of up to 30 years. We may incur losses for environmental remediation in excess of the amounts accrued; however, we are not able to estimate the amount or range of such potential excess.

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

17. STOCK-BASED COMPENSATION PLANS

On April 30, 2025, our stockholders approved the Huntsman Corporation 2025 Stock Incentive Plan (the "2025 Stock Incentive Plan"), which reserved 4.65 million shares for issuance. Each of the Huntsman Corporation 2016 Stock Incentive Plan and the Huntsman Corporation Stock Incentive Plan, as amended and restated (together, the “Prior Plans”), remain in effect for outstanding awards granted pursuant to the Prior Plans, but no further awards may be granted under the Prior Plans. Under the 2025 Stock Incentive Plan we may grant nonstatutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, cash awards and other stock-based awards to our employees, directors and consultants and to employees and consultants of our subsidiaries, provided that incentive stock options may be granted solely to employees. The terms of the grants under the 2025 Stock Incentive Plan and the Prior Plans are fixed at the grant date. As of September 30, 2026, we had approximately 2 million shares remaining under the 2025 Stock Incentive Plan available for grant. Option awards have a maximum contractual term of 10 years and generally must have an exercise price at least equal to the market price of our common stock on the date the option award is granted. Outstanding stock-based awards generally vest over a three-year period.

The compensation cost under the stock-based compensation plans for our Company and Huntsman International were as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Huntsman Corporation compensation cost	$7	$7	$23	$23
Huntsman International compensation cost	7	7	22	21

The total income tax benefit recognized in the condensed consolidated statements of operations for us and Huntsman International for stock-based compensation arrangements was approximately nil for both of the nine months ended September 30, 2026 and 2025.

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

During each of the nine months ended September 30, 2026 and 2025, no stock options were granted.

A summary of stock option activity under the stock-based compensation plans as of September 30, 2026 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Option awards	Shares	price	term	value
	(in thousands)		(years)	(in millions)
Outstanding at January 1, 2026	2,030	$22.42
Exercised	(241)	8.86
Forfeited	(59)	21.88
Outstanding and exercisable at September 30, 2026	1,730	24.34	2.3	$—

As of  September 30, 2026, there was no unrecognized compensation cost related to nonvested stock option arrangements granted under the stock-based compensation plans.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was approximately $1 million and nil, respectively. Cash received from stock options exercised during the nine months ended September 30, 2026 and 2025 was approximately $2 million and nil, respectively. The cash tax benefit from stock options exercised during both of the nine months ended September 30, 2026 and 2025 was approximately nil.

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

For our performance share unit awards, the performance criteria are total stockholder return of our common stock relative to the total stockholder return of a specified industry peer group for the three-year performance periods. The fair value of each performance share unit award is estimated using a Monte Carlo simulation model that uses various assumptions, including an expected volatility rate and a risk-free interest rate. For the nine months ended September 30, 2026 and 2025, the weighted-average expected volatility rate was 39.6% and 30.0%, respectively, and the weighted average risk-free interest rate was 3.49% and 4.30%, respectively. For the performance share unit awards granted during the nine months ended September 30, 2026 and 2025, the number of shares earned varies based upon the Company achieving certain performance criteria over a three-year performance period.

A summary of the status of our nonvested shares as of September 30, 2026 and changes during the nine months then ended is presented below:

	Equity awards			Liability awards
			Weighted		Weighted
			average		average
			grant-date		grant-date
	Shares		fair value	Shares	fair value
	(in thousands)			(in thousands)
Nonvested at January 1, 2026	3,177		$24.63	295	$20.09
Granted	2,153		15.27	297	13.27
Vested	(1,072)	(1)(2)	29.95	(130)	22.07
Forfeited	(170)		18.53	(17)	11.23
Nonvested at September 30, 2026	4,088		18.56	445	15.30

(1)

As of September 30, 2026, a total of 185,824 restricted stock units were vested but not yet issued, of which 62,170 vested during the nine months ended September 30, 2026. These shares have not been reflected as vested shares in this table because, in accordance with the restricted stock unit agreements, shares of common stock are not issued for vested restricted stock units until termination of employment.

(2)

A total of 461,521 performance share unit awards are reflected in the vested shares in this table, which represents the target number of performance share unit awards for this grant and were included in the balance at December 31, 2025. Due to the target performance criteria not being met, these performance share unit awards were not issued.

As of September 30, 2026, there was approximately $38 million of total unrecognized compensation cost related to nonvested share compensation arrangements granted under the stock-based compensation plans. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years. The value of share awards that vested during the nine months ended September 30, 2026 and 2025 was approximately $35 million and $26 million, respectively.

18. INCOME TAXES

We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. We evaluate deferred tax assets to determine whether it is more likely than not that they will be realized. Valuation allowances are reviewed on an individual tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence to support a change in judgment about the realizability of the related deferred tax assets. These conclusions require significant judgment. In evaluating the objective evidence that historical results provide, we consider the cyclicality of our businesses and cumulative income or losses during the applicable period. Cumulative losses incurred over the applicable period limit our ability to consider other subjective evidence such as our projections for the future. Changes in expected future income in applicable jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

We recorded income tax expense from continuing operations of $56 million and $25 million for the nine months ended September 30, 2026 and 2025, respectively. Huntsman International recorded income tax expense from continuing operations of $59 million and $26 million for the nine months ended September 30, 2026 and 2025, respectively. We are required to calculate our interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by Accounting Standards Codification 740-270. However, due to economic conditions resulting in low marginal pre-tax income, negative global AETR and significant losses in jurisdictions with full valuation allowances, starting with the second quarter of 2025 we expanded our AETR method to exclude loss jurisdictions for which no benefit can be recognized in that jurisdiction (as opposed to no benefit can be realized in any jurisdiction) from the overall computation of the estimated AETR and a separate estimated AETR is computed and applied to these loss jurisdictions. We believe that this method provides a more reliable forecast of the AETR.

Through the third quarter of 2026, there were no significant discrete items. Through the third quarter of 2025, we recorded a discrete tax expense of $8 million resulting from the Praxair legal settlement income, discrete releases of valuation allowances of approximately $8 million and discrete establishments of valuation allowances of approximately $13 million. Our tax expense is significantly affected by the mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. In particular, we recognize tax expense in jurisdictions with pre-tax income but do not recognize a tax benefit from pre-tax losses in jurisdictions with valuation allowances.

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

Basic and diluted loss per share were determined using the following information (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations attributable to Huntsman Corporation	$(15)	$(24)	$(71)	$(187)
Net loss attributable to Huntsman Corporation	$(18)	$(25)	$(77)	$(188)

Denominator:
Weighted average shares outstanding	173.4	172.6	173.3	172.5
Dilutive shares:
Stock-based awards	—	—	—	—
Total weighted average shares outstanding, including dilutive shares	173.4	172.6	173.3	172.5

Additional stock-based awards of approximately 5.1 million and 4.8 million weighted average equivalent shares of stock were outstanding during the three months ended  September 30, 2026 and 2025, respectively, and approximately 4.9 million weighted average equivalent shares of stock were outstanding during both of the nine months ended  September 30, 2026 and 2025.  However, these stock-based awards were not included in the computation of diluted income per share for the respective periods mentioned above because the effect would be anti-dilutive. For the three months ended  September 30, 2026 and 2025, there were 0.7 million and 0.4 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation. For the nine months ended  September 30, 2026 and 2025, there were 0.7 million and 0.4 million, respectively, weighted average equivalent shares of stock included in the total anti-dilutive weighted average equivalent shares of stock noted above as a result of the reported loss from continuing operations attributable to Huntsman Corporation.

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

Huntsman Corporation

	Three months ended September 30, 2026
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,152	$260	$314	$1,726

Significant segment expenses:
Variable direct costs(2)	892	149	148	1,189
Adjusted fixed costs(3)	184	84	108	376
Other segment items(4)	1	(4)	(4)	(7)
Total reportable segments’ adjusted EBITDA(5)	$75	$31	$62	168

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net				(23)
Depreciation and amortization				(77)
Corporate and other costs, net(6)				(36)
Net income attributable to noncontrolling interests				13
Other adjustments:
Certain legal and other settlements and related expenses, net				(4)
Expenses associated with the proposed merger				(3)
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(7)				(5)
Income from continuing operations before income taxes				26

Income tax expense—continuing operations				(28)
Loss from discontinued operations, net of tax				(3)
Net loss				$(5)

	Three months ended September 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$956	$246	$265	$1,467

Significant segment expenses:
Variable direct costs(2)	710	141	123	974
Adjusted fixed costs(3)	196	81	102	379
Other segment items(4)	2	(5)	(4)	(7)
Total reportable segments’ adjusted EBITDA(5)	$48	$29	$44	121

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(20)
Depreciation and amortization				(73)
Corporate and other costs, net(6)				(27)
Net income attributable to noncontrolling interests				14
Other adjustments:
Loss on sale of business/assets, net				(2)
Amortization of pension and postretirement actuarial losses				(8)
Restructuring, impairment and plant closing and transition costs(7)				(12)
Loss from continuing operations before income taxes				(7)

Income tax expense—continuing operations				(3)
Loss from discontinued operations, net of tax				(1)
Net loss				$(11)

	Nine months ended September 30, 2026
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,154	$771	$906	$4,831

Significant segment expenses:
Variable direct costs(2)	2,400	433	422	3,255
Adjusted fixed costs(3)	572	249	324	1,145
Other segment items(4)	2	(5)	(11)	(14)
Total reportable segments’ adjusted EBITDA(5)	$180	$94	$171	445

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net				(67)
Depreciation and amortization				(227)
Corporate and other costs, net(6)				(120)
Net income attributable to noncontrolling interests				38
Other adjustments:
Certain legal and other settlements and related expenses, net				(15)
Gain on sale of business/assets, net(8)				22
Expenses associated with the proposed merger				(8)
Loss on early extinguishment of debt				(1)
Amortization of pension and postretirement actuarial losses				(21)
Restructuring, impairment and plant closing and transition costs(7)				(23)
Income from continuing operations before income taxes				23

Income tax expense—continuing operations				(56)
Loss from discontinued operations, net of tax				(6)
Net loss				$(39)

	Nine months ended September 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$2,800	$773	$778	$4,351

Significant segment expenses:
Variable direct costs(2)	2,092	424	362	2,878
Adjusted fixed costs(3)	580	260	303	1,143
Other segment items(4)	7	(2)	(12)	(7)
Total reportable segments’ adjusted EBITDA(5)	$121	$91	$125	337

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(60)
Depreciation and amortization				(214)
Corporate and other costs, net(6)				(97)
Net income attributable to noncontrolling interests				43
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				5
Certain legal and other settlements and related income, net(9)				32
Loss on sale of business/assets, net				(2)
Amortization of pension and postretirement actuarial losses				(22)
Restructuring, impairment and plant closing and transition costs(7)				(141)
Loss from continuing operations before income taxes				(119)

Income tax expense—continuing operations				(25)
Loss from discontinued operations, net of tax				(1)
Net loss				$(145)

Huntsman International

	Three months ended September 30, 2026
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$1,152	$260	$314	$1,726

Significant segment expenses:
Variable direct costs(2)	892	149	148	1,189
Adjusted fixed costs(3)	184	84	108	376
Other segment items(4)	1	(4)	(4)	(7)
Total reportable segments’ adjusted EBITDA(5)	$75	$31	$62	168

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net				(23)
Depreciation and amortization				(77)
Corporate and other costs, net(6)				(35)
Net income attributable to noncontrolling interests				13
Other adjustments:
Certain legal and other settlements and related expenses, net				(4)
Expenses associated with the proposed merger				(3)
Amortization of pension and postretirement actuarial losses				(7)
Restructuring, impairment and plant closing and transition costs(7)				(5)
Income from continuing operations before income taxes				27

Income tax expense—continuing operations				(31)
Loss from discontinued operations, net of tax				(3)
Net loss				$(7)

	Three months ended September 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$956	$246	$265	$1,467

Significant segment expenses:
Variable direct costs(2)	710	141	123	974
Adjusted fixed costs(3)	196	81	102	379
Other segment items(4)	2	(5)	(4)	(7)
Total reportable segments’ adjusted EBITDA(5)	$48	$29	$44	121

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(20)
Depreciation and amortization				(73)
Corporate and other costs, net(6)				(26)
Net income attributable to noncontrolling interests				14
Other adjustments:
Loss on sale of business/assets, net				(2)
Amortization of pension and postretirement actuarial losses				(8)
Restructuring, impairment and plant closing and transition costs(7)				(12)
Loss from continuing operations before income taxes				(6)

Income tax expense—continuing operations				(4)
Loss from discontinued operations, net of tax				(1)
Net loss				$(11)

	Nine months ended September 30, 2026
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$3,154	$771	$906	$4,831

Significant segment expenses:
Variable direct costs(2)	2,400	433	422	3,255
Adjusted fixed costs(3)	572	249	324	1,145
Other segment items(4)	2	(5)	(11)	(14)
Total reportable segments’ adjusted EBITDA(5)	$180	$94	$171	445

Reconciliation of total reportable segments’ adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net				(67)
Depreciation and amortization				(227)
Corporate and other costs, net(6)				(117)
Net income attributable to noncontrolling interests				38
Other adjustments:
Certain legal and other settlements and related expenses, net				(15)
Gain on sale of business/assets, net(8)				22
Expenses associated with the proposed merger				(8)
Loss on early extinguishment of debt				(1)
Amortization of pension and postretirement actuarial losses				(21)
Restructuring, impairment and plant closing and transition costs(7)				(23)
Income from continuing operations before income taxes				26

Income tax expense—continuing operations				(59)
Loss from discontinued operations, net of tax				(6)
Net loss				$(39)

	Nine months ended September 30, 2025
	Polyurethanes	Performance Products	Advanced Materials	Total
Revenues:
Reportable segments’ revenues(1)	$2,800	$773	$778	$4,351

Significant segment expenses:
Variable direct costs(2)	2,092	424	362	2,878
Adjusted fixed costs(3)	580	260	303	1,143
Other segment items(4)	7	(2)	(12)	(7)
Total reportable segments’ adjusted EBITDA(5)	$121	$91	$125	337

Reconciliation of total reportable segments’ adjusted EBITDA to loss from continuing operations before income taxes:
Interest expense, net				(60)
Depreciation and amortization				(214)
Corporate and other costs, net(6)				(94)
Net income attributable to noncontrolling interests				43
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net				5
Certain legal and other settlements and related income, net(9)				32
Loss on sale of business/assets, net				(2)
Amortization of pension and postretirement actuarial losses				(22)
Restructuring, impairment and plant closing and transition costs(7)				(141)
Loss from continuing operations before income taxes				(116)

Income tax expense—continuing operations				(26)
Loss from discontinued operations, net of tax				(1)
Net loss				$(143)

	September 30,	December 31,
	2026	2025
Total assets:
Polyurethanes	$4,156	$4,045
Performance Products	1,164	1,185
Advanced Materials	1,126	1,095
Total reportable segments’ total assets	6,446	6,325
Corporate and other	658	690
Total	$7,104	$7,015

	Nine months ended
	September 30,
	2026	2025
Depreciation and amortization:
Polyurethanes	$130	$121
Performance Products	51	47
Advanced Materials	38	38
Total reportable segments’ depreciation and amortization	219	206
Corporate and other	8	8
Total	$227	$214

	Nine months ended
	September 30,
	2026	2025
Capital expenditures:
Polyurethanes	$60	$52
Performance Products	22	44
Advanced Materials	16	18
Total reportable segments’ capital expenditures	98	114
Corporate and other	3	2
Total	$101	$116

(1)	A reconciliation of total reportable segments’ revenues to total consolidated revenues is provided in “Note 11. Revenue Recognition.”
(2)	Variable direct costs primarily include raw materials, utilities and freight-related costs.
(3)

Adjusted fixed costs primarily include personnel and maintenance costs at our manufacturing facilities, selling, general and administrative expenses and research and development expenses, less depreciation and amortization and an adjustment to remove the related effects of restructuring, impairment and plant closing and transition costs.

(4)

Other segment items include other operating and non-operating income and expense items and foreign currency exchange effects, less adjustments to remove the related effects of primarily the following items: certain legal and other settlements and related (expenses) income, net; (loss) gain on sale of business/assets, net; amortization of pension and postretirement actuarial losses; restructuring, impairment and plant closing and transition costs; and business acquisition and integration gain and purchase accounting inventory adjustments, net.

(5)

We use segment adjusted EBITDA as the measure of each segment’s profit or loss. Segment adjusted EBITDA is the measure that our chief operating decision maker (“CODM”), who has been determined to be our Chief Executive Officer, uses to make decisions about resources to be allocated to the segments and assess their financial performance. Our CODM evaluates segment adjusted EBITDA through the annual budget process as well as through ongoing periodic reviews of forecasts, budget-to-actual variances, changes from prior periods and when comparing the results of each reportable operating segment with one another. Segment adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) certain legal and other settlements and related (expenses) income, net; (b) expenses associated with the proposed merger; (c) amortization of pension and postretirement actuarial losses; (d) restructuring, impairment, plant closing and transition costs; (e) loss from discontinued operations, net of tax; (f) (loss) gain on sale of business/assets, net; (g) loss on early extinguishment of debt; and (h) business acquisition and integration gain and purchase accounting inventory adjustments, net.

(6)

Corporate and other costs, net includes unallocated corporate overhead, unallocated foreign exchange gains and losses, LIFO inventory valuation reserve adjustments, nonoperating income and expense and gains and losses on the disposition of corporate assets.

(7)	Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe.
(8)	Gain on sale of business/assets, net includes $22 million related to the gain on sale of our Gomet business. See “Note 1. General—Recent Developments—Sale of Huntsman Gomet Business.”
(9)	Certain legal and other settlements and related income, net includes approximately $33 million for income associated with a litigation matter during the first quarter of 2025. See “Note 15. Commitments and Contingencies—Legal Matters.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For each of our Company and Huntsman International, the following tables set forth the condensed consolidated results of operations (dollars and shares in millions, except per share amounts):

Huntsman Corporation

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2026	2025	change	2026	2025	change
Revenues	$1,717	$1,460	18%	$4,800	$4,328	11%
Cost of goods sold	1,480	1,256	18%	4,135	3,741	11%
Gross profit	237	204	16%	665	587	13%
Operating expenses:
Selling, general and administrative	168	163	3%	514	489	5%
Research and development	27	29	(7)%	84	94	(11)%
Restructuring, impairment and plant closing costs	4	12	(67)%	19	137	(86)%
Gain on sale of Gomet business, net	—	—	—	(22)	—	NM
Income associated with litigation matter, net	—	—	—	—	(33)	(100)%
Gain on acquisition of assets, net	—	—	—	—	(5)	(100)%
Other operating (income) expense, net	(1)	(6)	(83)%	10	(23)	NM
Total operating expenses	198	198	—	605	659	(8)%
Operating income (loss)	39	6	550%	60	(72)	NM
Interest expense, net	(23)	(20)	15%	(67)	(60)	12%
Equity in income of investment in unconsolidated affiliates	7	1	600%	17	—	NM
Other income, net	3	6	(50)%	13	13	—
Income (loss) from continuing operations before income taxes	26	(7)	NM	23	(119)	NM
Income tax expense	(28)	(3)	833%	(56)	(25)	124%
Loss from continuing operations	(2)	(10)	(80)%	(33)	(144)	(77)%
Loss from discontinued operations, net of tax	(3)	(1)	200%	(6)	(1)	500%
Net loss	(5)	(11)	(55)%	(39)	(145)	(73)%
Reconciliation of net loss to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(13)	(14)	(7)%	(38)	(43)	(12)%
Interest expense, net	23	20	15%	67	60	12%
Income tax expense from continuing operations	28	3	833%	56	25	124%
Income tax expense from discontinued operations	—	—	—	—	1	(100)%
Depreciation and amortization	77	73	5%	227	214	6%
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net	—	—		—	(5)
EBITDA from discontinued operations	3	1		6	—
Certain legal and other settlements and related expenses (income), net(2)	4	—		15	(32)
Loss (gain) on sale of business/assets, net(3)	—	2		(22)	2
Expenses associated with the proposed merger	3	—		8	—
Loss on early extinguishment of debt	—	—		1	—
Amortization of pension and postretirement actuarial losses	7	8		21	22
Restructuring, impairment and plant closing and transition costs(4)	5	12		23	141
Adjusted EBITDA(1)	$132	$94	40%	$325	$240	35%

Net cash provided by operating activities from continuing operations				$2	$221	(99)%
Net cash used in investing activities				(48)	(74)	(35)%
Net cash used in financing activities				(22)	(14)	57%
Capital expenditures				(101)	(116)	(13)%

Amounts attributable to Huntsman Corporation:
Loss from continuing operations	$(15)	$(24)		$(71)	$(187)
Loss from discontinued operations, net of tax	(3)	(1)		(6)	(1)
Net loss	$(18)	$(25)		$(77)	$(188)

Huntsman International

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2026	2025	change	2026	2025	change
Revenues	$1,717	$1,460	18%	$4,800	$4,328	11%
Cost of goods sold	1,480	1,256	18%	4,135	3,741	11%
Gross profit	237	204	16%	665	587	13%
Operating expenses:
Selling, general and administrative	167	162	3%	511	486	5%
Research and development	27	29	(7)%	84	94	(11)%
Restructuring, impairment and plant closing costs	4	12	(67)%	19	137	(86)%
Gain on sale of Gomet business, net	—	—	—	(22)	—	NM
Income associated with litigation matter, net	—	—	—	—	(33)	(100)%
Gain on acquisition of assets, net	—	—	—	—	(5)	(100)%
Other operating (income) expense, net	(1)	(6)	(83)%	10	(23)	NM
Total operating expenses	197	197	—	602	656	(8)%
Operating income (loss)	40	7	471%	63	(69)	NM
Interest expense, net	(23)	(20)	15%	(67)	(60)	12%
Equity in income of investment in unconsolidated affiliates	7	1	600%	17	—	NM
Other income, net	3	6	(50)%	13	13	—
Income (loss) from continuing operations before income taxes	27	(6)	NM	26	(116)	NM
Income tax expense	(31)	(4)	675%	(59)	(26)	127%
Loss from continuing operations	(4)	(10)	(60)%	(33)	(142)	(77)%
Loss from discontinued operations, net of tax	(3)	(1)	200%	(6)	(1)	500%
Net loss	(7)	(11)	(36)%	(39)	(143)	(73)%
Reconciliation of net loss to adjusted EBITDA(1):
Net income attributable to noncontrolling interests	(13)	(14)	(7)%	(38)	(43)	(12)%
Interest expense, net	23	20	15%	67	60	12%
Income tax expense from continuing operations	31	4	675%	59	26	127%
Income tax expense from discontinued operations	—	—	—	—	1	(100)%
Depreciation and amortization	77	73	5%	227	214	6%
Other adjustments:
Business acquisition and integration gain and purchase accounting inventory adjustments, net	—	—		—	(5)
EBITDA from discontinued operations	3	1		6	—
Certain legal and other settlements and related expenses (income), net(2)	4	—		15	(32)
Loss (gain) on sale of business/assets, net(3)	—	2		(22)	2
Expenses associated with the proposed merger	3	—		8	—
Loss on early extinguishment of debt	—	—		1	—
Amortization of pension and postretirement actuarial losses	7	8		21	22
Restructuring, impairment and plant closing and transition costs(4)	5	12		23	141
Adjusted EBITDA(1)	$133	$95	40%	$328	$243	35%

Net cash provided by operating activities from continuing operations				$3	$222	(99)%
Net cash used in investing activities				(54)	(79)	(32)%
Net cash used in financing activities				(17)	(10)	70%
Capital expenditures				(101)	(116)	(13)%

Amounts attributable to Huntsman International:
Loss from continuing operations	$(17)	$(24)		$(71)	$(185)
Loss from discontinued operations, net of tax	(3)	(1)		(6)	(1)
Net loss	$(20)	$(25)		$(77)	$(186)

Huntsman Corporation

	Three months ended			Three months ended
	September 30, 2026			September 30, 2025
		Tax and			Tax and
	Gross	other(5)	Net	Gross	other(5)	Net
Reconciliation of net loss to adjusted net income (loss)(1):
Net loss			$(5)			$(11)
Net income attributable to noncontrolling interests			(13)			(14)
Loss from discontinued operations	3	—	3	1	—	1
Certain legal and other settlements and related expenses, net	4	—	4	—	—	—
Loss on sale of business/assets, net(3)	—	—	—	2	—	2
Expenses associated with the proposed merger	3	—	3	—	—	—
Amortization of pension and postretirement actuarial losses	7	2	9	8	(2)	6
Restructuring, impairment and plant closing and transition costs(4)	5	1	6	12	(1)	11
Adjusted net income (loss)(1)			$7			$(5)

Weighted average shares-basic			173.4			172.6
Weighted average shares-diluted			173.4			172.6

Basic net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.09)			$(0.14)
Loss from discontinued operations			(0.01)			—
Net loss			$(0.10)			$(0.14)

Diluted net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.09)			$(0.14)
Loss from discontinued operations			(0.01)			—
Net loss			$(0.10)			$(0.14)

Other non-GAAP measures:
Diluted adjusted net income (loss) per share(1)			$0.04			$(0.03)

	Nine months			Nine months
	ended			ended
	September 30, 2026			September 30, 2025
		Tax and			Tax and
	Gross	other(5)	Net	Gross	other(5)	Net
Reconciliation of net loss to adjusted net loss(1):
Net loss			$(39)			$(145)
Net income attributable to noncontrolling interests			(38)			(43)
Business acquisition and integration gain and purchase accounting inventory adjustments, net	$—	$—	—	$(5)	$—	(5)
Loss from discontinued operations	6	—	6	—	1	1
Certain legal and other settlements and related expenses (income), net(2)	15	—	15	(32)	7	(25)
(Gain) loss on sale of business/assets, net(3)	(22)	—	(22)	2	—	2
Expenses associated with the proposed merger	8	—	8	—	—	—
Loss on early extinguishment of debt	1	—	1	—	—	—
Amortization of pension and postretirement actuarial losses	21	(1)	20	22	(4)	18
Restructuring, impairment and plant closing and transition costs(4)	23	(2)	21	141	(3)	138
Establishment of significant deferred tax asset valuation allowances, net(6)	—	—	—	—	1	1
Adjusted net loss(1)			$(28)			$(58)

Weighted average shares-basic			173.3			172.5
Weighted average shares-diluted			173.3			172.5

Basic net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.41)			$(1.09)
Loss from discontinued operations			(0.03)			—
Net loss			$(0.44)			$(1.09)

Diluted net loss attributable to Huntsman Corporation per share:
Loss from continuing operations			$(0.41)			$(1.09)
Loss from discontinued operations			(0.03)			—
Net loss			$(0.44)			$(1.09)

Other non-GAAP measures:
Diluted adjusted net loss per share(1)			$(0.16)			$(0.34)

Net cash provided by operating activities from continuing operations			$2			$221
Capital expenditures			(101)			(116)
Free cash flow(1)			$(99)			$105

Effective tax rate			243%			(21)%
Impact of non-GAAP adjustments, net(7)			(157)%			288%
Adjusted effective tax rate			86%			267%

NM—Not meaningful

(1)	See “—Non-GAAP Financial Measures.”
(2)

Certain legal and other settlements and related expenses (income), net includes approximately $33 million for income associated with a litigation matter during the first quarter of 2025. See “Note 15. Commitments and Contingencies—Legal Matters” to our condensed consolidated financial statements.

(3)	Loss (gain) on sale of business/assets, net includes $22 million related to the gain on sale of our Gomet business in the second quarter of 2026. See “Note 1. General—Recent Developments—Sale of Huntsman Gomet Business” to our condensed consolidated financial statements.
(4)	Includes costs associated with transition activities relating primarily to our program to realign our cost structure in Europe.
(5)	The income tax impacts, if any, are computed on the pre-tax adjustments using a with and without approach.
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

Adjusted EBITDA

Our management uses adjusted EBITDA to assess financial performance. Adjusted EBITDA is defined as net income of Huntsman Corporation or Huntsman International, as appropriate, before interest, income tax, depreciation and amortization, net income attributable to noncontrolling interests and certain Corporate and other items, as well as eliminating the following adjustments: (a) business acquisition and integration gain and purchase accounting inventory adjustments, net; (b) EBITDA from discontinued operations; (c) certain legal and other settlements and related expenses (income), net; (d) loss (gain) on sale of business/assets, net; (e) expenses associated with the proposed merger; (f) loss on early extinguishment of debt; (g) amortization of pension and postretirement actuarial losses; and (h) restructuring, impairment and plant closing and transition costs. We believe that net income of Huntsman Corporation or Huntsman International, as appropriate, is the performance measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to adjusted EBITDA.

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

Adjusted Net Income

Adjusted net income is computed by eliminating the after-tax amounts related to the following from net income attributable to Huntsman Corporation: (a) loss from discontinued operations; (b) certain legal and other settlements and related expenses (income), net; (c) loss (gain) on sale of business/assets, net; (d) expenses associated with the proposed merger; (e) amortization of pension and postretirement actuarial losses; (f) restructuring, impairment and plant closing and transition costs; (g) business acquisition and integration gain and purchase accounting inventory adjustments, net; (h) loss on early extinguishment of debt; and (i) establishment of significant deferred tax asset valuation allowances, net. Basic adjusted net income per share excludes dilution and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period. Adjusted diluted net income per share reflects all potential dilutive common shares outstanding during the period and is computed by dividing adjusted net income by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. Adjusted net income and adjusted net income per share amounts are presented solely as supplemental information.

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

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

For the three months ended September 30, 2026, loss from continuing operations attributable to Huntsman Corporation was $15 million, an improvement of $9 million from $24 million in the 2025 period. For the three months ended September 30, 2026, loss from continuing operations attributable to Huntsman International was $17 million, an improvement of $7 million from $24 million in the 2025 period. The improvements noted above were the result of the following items:

●

Revenues for the three months ended September 30, 2026 increased by $257 million, or 18%, as compared with the 2025 period. The increase was primarily due to higher average selling prices in all our segments and higher sales volumes in our Polyurethanes and Advanced Materials segments. See “—Segment Analysis” below.

●

Gross profit for the three months ended September 30, 2026 increased by $33 million, or 16%, as compared with the 2025 period. The increase resulted from higher gross profits in all our segments. See “—Segment Analysis” below.

●	Our selling, general and administrative expenses and the selling, general and administrative expenses of Huntsman International both increased by $5 million, or 3%, for the three months ended September 30, 2026 as compared with the 2025 period. The increase was primarily related to an increase in compensation expense due to higher performance-based incentive compensation, reflecting improved performance against established performance benchmarks compared with the 2025 period when performance-based incentive benchmarks were generally not achieved.

●

Restructuring, impairment and plant closing costs for the three months ended September 30, 2026 decreased by $8 million as compared with the 2025 period. For more information on restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●

Equity in income of investment in unconsolidated affiliates for the three months ended September 30, 2026 increased to $7 million from $1 million in the 2025 period primarily related to an increase in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

Our income tax expense for the three months ended September 30, 2026 was $28 million as compared with $3 million in the 2025 period. The income tax expense of Huntsman International for the three months ended September 30, 2026 was $31 million as compared with $4 million in the 2025 period. The increase in income tax expense was primarily due to increased income overall and our mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Three months ended		Percent change
	September 30,		favorable
(Dollars in millions)	2026	2025	(unfavorable)
Revenues
Polyurethanes	$1,152	$956	21%
Performance Products	260	246	6%
Advanced Materials	314	265	18%
Total reportable segments’ revenues	1,726	1,467	18%
Intersegment eliminations	(9)	(7)	NM
Total	$1,717	$1,460	18%

Segment adjusted EBITDA(1)
Polyurethanes	$75	$48	56%
Performance Products	31	29	7%
Advanced Materials	62	44	41%

NM—Not meaningful

(1)

For more information regarding reconciliations of segment adjusted EBITDA of our reportable operating segments to income (loss) from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Three months ended September 30, 2026 vs 2025
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	19%	—	2%
Performance Products	7%	—	(1)%
Advanced Materials	6%	—	12%

Combined segments	15%	—	3%

(1) (2)	Excludes revenues from tolling arrangements, byproducts and raw materials. Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the three months ended September 30, 2026 compared to the same period of 2025 was primarily due to higher average selling prices and higher sales volumes. MDI average selling prices increased across all three regions due to improved supply and demand dynamics and higher raw materials costs. MDI sales volumes increased in the Americas and Europe regions. The increase in segment adjusted EBITDA was primarily due to higher average selling prices, higher sales volumes, higher equity earnings from our minority-owned joint venture in China and cost savings achieved from our cost optimization program, partially offset by higher raw materials costs.

Performance Products

The increase in revenues in our Performance Products segment for the three months ended September 30, 2026 compared to the same period of 2025 was primarily due to higher average selling prices. Average selling prices increased primarily due to higher raw materials and logistics costs and favorable sales mix. Sales volumes remained relatively unchanged. The increase in segment adjusted EBITDA was primarily due to higher average selling prices and improved margins.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the three months ended September 30, 2026 compared to the same period of 2025 was primarily due to higher sales volumes and higher average selling prices. Sales volumes increased primarily in our aerospace, automotive and power markets. Average selling prices increased primarily due to favorable sales mix. The increase in segment adjusted EBITDA was primarily due to higher sales volumes.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

For the nine months ended September 30, 2026, loss from continuing operations attributable to Huntsman Corporation was $71 million, an improvement of $116 million from $187 million in the 2025 period. For the nine months ended September 30, 2026, loss from continuing operations attributable to Huntsman International was $71 million, an improvement of $114 million from $185 million in the 2025 period. The improvements noted above were the result of the following items:

●

Revenues for the nine months ended September 30, 2026 increased by $472 million, or 11%, as compared with the 2025 period. The increase was primarily due to higher average selling prices in all our segments and higher sales volumes in our Polyurethanes and Advanced Materials segments. See “—Segment Analysis” below.

●

Gross profit for the nine months ended September 30, 2026 increased by $78 million, or 13%, as compared with the 2025 period. The increase resulted from higher gross profits in our Polyurethanes and Advanced Materials segments. See “—Segment Analysis” below.

●	Our selling, general and administrative expenses and the selling, general and administrative expenses of Huntsman International both increased by $25 million, or 5%, for the nine months ended September 30, 2026 as compared with the 2025 period. The increase was primarily related to an increase in compensation expense due to higher performance-based incentive compensation, reflecting improved performance against established performance benchmarks compared with the 2025 period when performance-based incentive benchmarks were generally not achieved.

●

Restructuring, impairment and plant closing costs for the nine months ended September 30, 2026 decreased by $118 million as compared with the 2025 period. For more information on restructuring activities, see “Note 7. Restructuring, Impairment and Plant Closing Costs” to our condensed consolidated financial statements.

●	Gain on sale of Gomet business, net for the nine months ended September 30, 2026 was $22 million related to the gain on sale of our Gomet business. See “Note 1. General—Recent Developments—Sale of Huntsman Gomet Business” to our condensed consolidated financial statements.

●

Income associated with litigation matter, net was approximately $33 million for the nine months ended September 30, 2025. For further information, see "Note 15. Commitments and Contingencies—Legal Matters" to our condensed consolidated financial statements.

●	Other operating (income) expense, net for the nine months ended September 30, 2026 was an expense of $10 million, primarily related to third-party costs associated with the proposed merger and certain legal settlements, as compared with income of $23 million in the 2025 period, primarily related to an adjustment to a loss contingency accrual in the 2025 period.

●

Equity in income of investment in unconsolidated affiliates for the nine months ended September 30, 2026 increased to $17 million from nil in the 2025 period primarily related to an increase in income at our PO/MTBE joint venture in China, in which we hold a 49% interest.

●

Our income tax expense for the nine months ended September 30, 2026 was $56 million as compared with $25 million in the 2025 period. The income tax expense of Huntsman International for the nine months ended September 30, 2026 was $59 million as compared with $26 million in the 2025 period. The increase in income tax expense was primarily due to increased income overall and our mix of income and losses in the tax jurisdictions in which we operate, as impacted by the presence of valuation allowances in certain tax jurisdictions with pre-tax income but do not recognize a tax benefit from pre-tax losses in jurisdictions with valuation allowances. The increase was partially offset by lower net discrete tax expense in the 2026 period as compared with the 2025 period. For further information, see “Note 18. Income Taxes” to our condensed consolidated financial statements.

Segment Analysis

	Nine months		Percent
	ended		change
	September 30,		favorable
(Dollars in millions)	2026	2025	(unfavorable)
Revenues
Polyurethanes	$3,154	$2,800	13%
Performance Products	771	773	—
Advanced Materials	906	778	16%
Total reportable segments’ revenues	4,831	4,351	11%
Intersegment eliminations	(31)	(23)	NM
Total	$4,800	$4,328	11%

Segment adjusted EBITDA(1)
Polyurethanes	$180	$121	49%
Performance Products	94	91	3%
Advanced Materials	171	125	37%

NM—Not meaningful

(1)

For more information regarding reconciliations of segment adjusted EBITDA of our reportable operating segments to income (loss) from continuing operations before income taxes of Huntsman Corporation or Huntsman International, as appropriate, see “Note 20. Operating Segment Information” to our condensed consolidated financial statements.

	Nine months ended September 30, 2026 vs September 30, 2025
	Average selling price(1)
	Local	Foreign currency	Sales
	currency and mix	translation impact	volumes(2)
Period-over-period increase (decrease)
Polyurethanes	8%	2%	3%
Performance Products	1%	1%	(2)%
Advanced Materials	6%	3%	7%

Combined segments	6%	2%	3%

(1) (2)	Excludes revenues from tolling arrangements, byproducts and raw materials. Excludes sales volumes of byproducts and raw materials.

Polyurethanes

The increase in revenues in our Polyurethanes segment for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily due to higher average selling prices and higher sales volumes. MDI average selling prices increased across all three regions due to improved supply and demand dynamics and higher raw materials costs. MDI sales volumes increased in the Americas and Europe regions. The increase in segment adjusted EBITDA was primarily due to higher average selling prices, higher sales volumes, higher equity earnings from our minority-owned joint venture in China and cost savings achieved from our cost optimization program, partially offset by higher raw materials costs.

Performance Products

Revenues in our Performance Products segment remained relatively unchanged for the nine months ended September 30, 2026 compared to the same period of 2025. Sales volumes decreased primarily due to the closure of our Moers, Germany maleic anhydride facility in the second quarter of 2025, offset by favorable sales mix and modestly improved average selling prices in response to higher raw materials and logistics costs. The increase in segment adjusted EBITDA was primarily due to lower fixed costs resulting from the closure of our Moers, Germany maleic anhydride facility and achieved from our cost optimization program, partially offset by higher raw materials costs.

Advanced Materials

The increase in revenues in our Advanced Materials segment for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily due to higher average selling prices and higher sales volumes. Average selling prices increased primarily due to favorable sales mix and the positive impact of major foreign currency exchange rate movements against the U.S. dollar. Sales volumes increased primarily in our aerospace, power and automotive markets. The increase in segment adjusted EBITDA was primarily due to higher margins and higher sales volumes.

Liquidity and Capital Resources

The following is a discussion of our liquidity and capital resources and generally does not include separate information with respect to Huntsman International in accordance with General Instructions H(1)(a) and (b) of Form 10-Q.

Cash Flows for the Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2026 and 2025 was $2 million and $221 million, respectively. The decrease in net cash provided by operating activities from continuing operations was primarily attributable to an increase in net cash outflow of $219 million related to changes in operating assets and liabilities for the nine months ended September 30, 2026 as compared with the same period of 2025. The decrease in operating loss from continuing operations was offset by adjustments for noncash activities as noted in our condensed consolidated statements of cash flows.

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $48 million and $74 million, respectively. During the nine months ended September 30, 2026 and 2025, we paid $101 million and $116 million for capital expenditures, respectively. During the nine months ended September 30, 2026, we received $48 million, net of third-party transaction costs, from the sale of our Gomet business. See “Note 1. General—Recent Developments—Sale of Huntsman Gomet Business" to our condensed consolidated financial statements. During the nine months ended September 30, 2025, we received a $41 million final liquidating distribution from SLIC. See “Note 3. Business Combinations and Acquisitions—Separation and Acquisition of Assets of SLIC Joint Venture” to our condensed consolidated financial statements.

Net cash used in financing activities for the nine months ended September 30, 2026 and 2025 was $22 million and $14 million, respectively. During the nine months ended September 30, 2026, we had net borrowings from our 2026 Revolving Credit Facility and our A/R Programs of $47 million as compared with net borrowings from our 2022 Revolving Credit Facility and our A/R Programs of $457 million in the 2025 period. During the nine months ended September 30, 2025, we paid approximately $315 million to satisfy and discharge our obligations under our 2025 Senior Notes. During the nine months ended September 30, 2026 and 2025, we paid $47 million and $131 million for dividends to common stockholders, respectively.

Free cash flow from continuing operations for the nine months ended September 30, 2026 and 2025 was a use of cash of $99 million and proceeds of cash of $105 million, respectively. The decline in free cash flow was primarily attributable to a decrease in net cash provided by operating activities from continuing operations, partially offset by a decrease in cash used for capital expenditures during the nine months ended September 30, 2026 as compared with the same period of 2025.

Changes in Financial Condition

The following information summarizes our working capital (dollars in millions):

	September 30,	December 31,	(Decrease)	Percent
	2026	2025	increase	change
Cash and cash equivalents	$359	$429	$(70)	(16)%
Accounts and notes receivable, net	870	677	193	29%
Inventories	905	818	87	11%
Prepaid expenses	72	94	(22)	(23)%
Other current assets	34	46	(12)	(26)%
Total current assets	2,240	2,064	176	9%

Accounts payable	862	758	104	14%
Accrued liabilities	439	421	18	4%
Current portion of debt	303	353	(50)	(14)%
Current operating lease liabilities	57	57	—	—
Total current liabilities	1,661	1,589	72	5%
Working capital	$579	$475	$104	22%

Our working capital increased by $104 million as a result of the net impact of the following significant changes:

●

The decrease in cash and cash equivalents of $70 million resulted from the matters identified on our condensed consolidated statements of cash flows. See also “—Cash Flows for the Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025.”

●	Accounts and notes receivable, net increased by $193 million primarily due to higher revenues in the third quarter of 2026 as compared with the fourth quarter of 2025.

●	Inventories increased by $87 million primarily due to higher inventory costs, partially offset by lower volumes.

●	Prepaid expenses decreased by $22 million primarily due to amortization of prepaid insurance premiums, partially offset by an increase in prepaid taxes.

●	Other current assets decreased by $12 million primarily due to a decrease in non-qualified employee benefit plan investments and current taxes receivable.

●	Accounts payable increased by $104 million primarily due to higher inventory purchases.

●	Accrued liabilities increased by $18 million primarily due to increases in accrued compensation, accrued interest, accrued income taxes payable and accrued legal reserves, partially offset by decreases in accrued restructuring and accrued non-qualified employee benefit plan liabilities.

●	Current portion of debt decreased by $50 million primarily due to a decrease in our borrowings under our 2026 Revolving Credit Facility as of September 30, 2026 as compared with our borrowings under our prior 2022 Revolving Credit Facility as of December 31, 2025.

Liquidity

We depend upon our cash, our 2026 Revolving Credit Facility, our A/R Programs and other debt instruments to provide liquidity for our operations and working capital needs. As of September 30, 2026, we had $910 million of combined cash and unused borrowing capacity, consisting of $359 million in cash, $497 million in availability under our 2026 Revolving Credit Facility and $54 million in availability under our A/R Programs. Our liquidity can be significantly impacted by various factors. The following matters are expected to have a significant impact on our liquidity:

Short-Term Liquidity

●

During 2026, we expect to spend approximately $160 million on capital expenditures. Our future expenditures include certain environmental, health and safety upgrades; expansions and upgrades of our existing manufacturing and other facilities; certain cost reduction projects and certain information technology expenditures. We expect to fund capital expenditures with cash provided by operations.

●	During the remainder of 2026, we expect to make additional contributions to our pension and other postretirement benefit plans of approximately $7 million.

●

As of September 30, 2026, we have approximately $547 million remaining under the authorization of our existing share repurchase program.  We currently do not expect to repurchase any shares of our common stock under this program during 2026.

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

As of September 30, 2026, we had $303 million classified as current portion of debt, including $300 million outstanding under our 2026 Revolving Credit Facility and certain other short-term facilities and scheduled payments totaling $3 million. We intend to renew, repay or extend the majority of these short-term facilities in the next twelve months.

As of September 30, 2026, we had approximately $348 million of cash and cash equivalents held by our foreign subsidiaries, including our variable interest entities. With the exception of certain amounts that we expect to repatriate in the foreseeable future, we intend to use cash held in our foreign subsidiaries to fund our local operations. Nevertheless, we could repatriate additional cash as dividends, and the repatriation of cash as a dividend would generally not be subject to U.S. taxation. However, such repatriation may potentially be subject to limited foreign withholding taxes.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). However, we can only give reasonable assurance that our internal control over financial reporting will prevent or detect material misstatements on a timely basis.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the legal proceedings referenced in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

ITEM 1A. RISK FACTORS

For information regarding risk factors, see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to shares of our common stock that we repurchased as part of our share repurchase program and shares of restricted stock granted under our stock incentive plans that we withheld upon vesting to satisfy our tax withholding obligations during the three months ended September 30, 2026.

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share(1)	or programs(2)	programs(2)
July 1 - July 31	—	$—	—	$547,000,000
August 1 - August 31	422	9.76	—	547,000,000
September 1 - September 30	189	9.58	—	547,000,000
Total	611		—

(1)	Represents net purchase price per share, exclusive of any fees or commissions.
(2)	On October 26, 2021, our Board of Directors approved a share repurchase program of $1 billion. On March 25, 2022, our Board of Directors increased the authorization of our share repurchase program from $1 billion to $2 billion. The share repurchase program is supported by our free cash flow generation. Repurchases may be made in the open market, including through accelerated share repurchase programs, or in privately negotiated transactions. Shares of common stock acquired through the repurchase program are held in treasury at cost. During the three months ended September 30, 2026, we did not repurchase any shares of our common stock under this program.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by reference
Exhibit number		Exhibit description	Form	Exhibit	Filing date
10.1	*	Amendment No. 14 to the U.S. Receivables Loan Agreement, U.S. Servicing Agreement and Transaction Documents, dated August 24, 2026
10.2	*	Further Amended and Restated European Receivables Loan Agreement, dated September 28, 2026
10.3	*	Further Amended and Restated European Servicing Agreement, dated September 28, 2026
10.4	*	Amendment No. 15 to the U.S. Receivables Loan Agreement, dated October 14, 2026
10.5	*	Consent and Amendment No. 16 to the U.S. Receivables Loan Agreement, dated October 22, 2026
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
104		The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2026	HUNTSMAN CORPORATION
HUNTSMAN INTERNATIONAL LLC

	By:	/s/ PHILIP M. LISTER
Philip M. Lister
Executive Vice President and Chief Financial Officer
and Manager (Principal Financial Officer)

	By:	/s/ STEVEN C. JORGENSEN
Steven C. Jorgensen
Vice President and Controller (Authorized Signatory and
Principal Accounting Officer)